Form 10QSB
period 2004-12-31
BV Financial, Inc.
filed 2005-02-14
CIK 1302387

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  ------------

                                   FORM 10-QSB
(Mark One)

/x/ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the quarterly period ended December 31, 2004

                                       OR

/_/ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE
    ACT OF 1934

For the transition period from ______________ to _____________

                         Commission file number: 0-51014


                               BV FINANCIAL, INC.
        (Exact name of small business issuer as specified in its charter)

           FEDERAL                                    14-1920944
----------------------------------          ------------------------------------
   (State or other jurisdiction             (I.R.S. Employer Identification No.)
 of incorporation or organization)


                7114 NORTH POINT ROAD, BALTIMORE, MARYLAND 21219
                ------------------------------------------------
                    (Address of principal executive offices)


                                 (410) 477-5000
                                 --------------
                           (Issuer's telephone number)

                                 NOT APPLICABLE
                                 --------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes            No     X
    --------      ---------

        As of February 14, 2005, there were 2,645,000 shares of the registrant's common stock outstanding.



                               BV FINANCIAL, INC.

                                TABLE OF CONTENTS

                                                                                                      PAGE NO.
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Consolidated Statements of Financial Condition at December 31, 2004 and
                  June 30, 2004..................................................................         1

                  Consolidated Statements of Income for the three and six months ended
                  December 31, 2004 and 2003.....................................................         2

                  Consolidated Statements of Comprehensive Income for the three and
                  six months ended December 31, 2004 and 2003....................................         3

                  Consolidated Statements of Cash Flows for the six months ended
                  December 31, 2004 and 2003.....................................................         4

                  Notes to Unaudited Consolidated Financial Statements..........................          5

         Item 2.  Management's Discussion and Analysis or Plan of Operation......................         6

         Item 3.  Controls and Procedures........................................................        13

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings..............................................................        14

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds....................        14

         Item 3.  Defaults upon Senior Securities................................................        15

         Item 4.  Submission of Matters to a Vote of Security Holders............................        15
         Item 5.  Other Information..............................................................        15
         Item 6.  Exhibits.......................................................................        15

SIGNATURES

Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS


                BAY-VANGUARD FEDERAL SAVINGS BANK AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
                                   (Unaudited)
                                                                    DECEMBER 31,          JUNE 30,
                                                                       2004                2004
                                                                    ------------        -----------
                                                                              (IN THOUSANDS)

                                     ASSETS
      Cash                                                              $  1,182           $  1,204
      Interest bearing deposits in other banks                            38,101              5,006
      Federal funds sold                                                     850              3,662
                                                                    ------------        -----------
       Cash and Cash Equivalents                                          40,133              9,872
      Securities available for sale                                        4,449              5,520
      Securities held to maturity                                          3,397              4,488
      Loans receivable, net of allowance for loan losses
         December 31, 2004 $313; June 30, 2004 $292                       81,973             72,249
      Premises and equipment, net                                          2,608              2,644
      Federal Home Loan Bank of Atlanta stock, at cost                       177                472
      Investment in life insurance                                         1,772              1,732
      Accrued interest receivable                                            361                344
      Other assets                                                           703                334
                                                                    ------------        -----------
       TOTAL ASSETS                                                     $135,573           $ 97,655
                                                                    ============        ===========

                             LIABILITIES AND EQUITY
LIABILITIES
      Non-interest bearing deposits                                     $  3,022           $  2,566
      Interest bearing deposits                                          122,486             84,445
                                                                    ------------        -----------
                                                                         125,508             87,011
      Official checks                                                        893              1,257
      Advance payments by borrowers for taxes and insurance                  502                949
      Other liabilities                                                      425                524
                                                                    ------------        -----------
       TOTAL LIABILITIES                                                 127,328             89,741
                                                                    ------------        -----------

COMMITMENTS AND CONTINGENCIES

EQUITY
      Retained earnings (substantially restricted)                         8,257              7,937
      Accumulated other comprehensive loss                                   (12)               (23)
                                                                    ------------        -----------
       TOTAL EQUITY                                                        8,245              7,914
                                                                    ------------        -----------
       TOTAL LIABILITIES AND EQUITY                                     $135,573           $ 97,655
                                                                    ============        ===========
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                BAY-VANGUARD FEDERAL SAVINGS BANK AND SUBSIDIARY
                        Consolidated Statements of Income
                                   (Unaudited)

                                                            THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                DECEMBER 31,                    DECEMBER 31,
                                                        -----------------------------------------------------------
                                                          2004             2003             2004              2003
                                                        ----------     ----------         ----------     ----------
                                                                                (IN THOUSANDS)
INTEREST INCOME
      Loans, including fees                                 $1,312         $1,030             $2,561         $2,127
      Investment securities                                     82             99                169            206
      Other                                                     40             27                 55             50
                                                        ----------     ----------         ----------     ----------
       TOTAL INTEREST INCOME                                 1,434          1,156              2,785          2,383

INTEREST EXPENSE ON DEPOSITS                                   544            469              1,055            943
                                                        ----------     ----------         ----------     ----------
       NET INTEREST INCOME                                     890            687              1,730          1,440
PROVISION FOR LOAN LOSSES                                        -              7                  -             38
                                                        ----------     ----------         ----------     ----------
       NET INTEREST INCOME
          AFTER PROVISION FOR LOAN LOSSES                      890            680              1,730          1,402
                                                        ----------     ----------         ----------     ----------

NON-INTEREST INCOME
      Service fees on deposits                                  28             31                 59             60
      Service fees on loans                                      4              6                  8             18
      Income from investment in life insurance                  19             21                 40             42
      Other income                                              14             (5)                16              1
      Death benefit from life insurance                          -              -                  -            129
                                                        ----------     ----------         ----------     ----------
       TOTAL NON-INTEREST INCOME                                65             53                123            250
                                                        ----------     ----------         ----------     ----------

NON-INTEREST EXPENSES
      Compensation and related expenses                        402            354                790            680
      Occupancy                                                 34             22                 72             49
      Data processing                                           70             53                143            108
      Foreclosed real estate                                     3              7                  3            (2)
      Telephone and postage                                     17             13                 35             25
      Advertising                                               17             13                 38             24
      Professional fees                                         33             22                 57             36
      Equipment                                                 22             18                 57             41
      Other                                                     90             78                163            129
                                                        ----------     ----------         ----------     ----------
       TOTAL NON-INTEREST EXPENSES                             688            580              1,358          1,090
                                                        ----------     ----------         ----------     ----------
       INCOME BEFORE INCOME TAXES                              267            153                495            562
PROVISION FOR INCOME TAXES                                      97             51                175            152
                                                        ----------     ----------         ----------     ----------
       NET INCOME                                           $  170         $  102             $  320         $  410
                                                        ==========     ==========         ==========     ==========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                BAY-VANGUARD FEDERAL SAVINGS BANK AND SUBSIDIARY
                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)

                                                        FOR THREE MONTHS ENDED     FOR SIX MONTHS ENDED
                                                             DECEMBER 31,               DECEMBER 31,
                                                      ------------------------------------------------------
                                                          2004          2003          2004          2003
                                                      ----------     ----------    ----------     ----------
                                                                             (IN THOUSANDS)
Net Income                                                $170          $102           $320          $410
Unrealized net holding (losses)/gains on available-
  for-sale portfolios, net of taxes of ($7), ($9), $7
  and $13                                                  (12)          (15)            11            21
                                                          ----          ----           ----          ----
Comprehensive income                                      $158          $ 87           $331          $431
                                                          ====          ====           ====          ====



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                BAY-VANGUARD FEDERAL SAVINGS BANK AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                             SIX MONTHS ENDED
                                                                                               DECEMBER 31,
                                                                                    ---------------------------------
                                                                                        2004                 2003
                                                                                    ------------         ------------
                                                                                                (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                           $   320              $   410
   Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
   Net amortization of discounts and premiums                                                 6                    6
   Provision for loan losses                                                                  -                   38
   Loan fees deferred                                                                        46                   87
   Amortization of deferred loan fees                                                       (96)                 (66)
   Provision for depreciation                                                                64                   36
   Loss on sale of foreclosed real estate, repossessed assets and premises and                -                   18
      equipment
   Increase in cash surrender value of life insurance                                       (40)                 (42)
   Death benefit from life insurance                                                          -                 (129)
   Increase (decrease) in other assets and other liabilities                               (456)                  40
                                                                                      ---------            ---------
   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                     (156)                 398
                                                                                      ---------            ---------
CASH FLOWS FROM INVESTING ACTIVITIES                                                          -
   Purchases of securities available for sale                                                 -                  (27)
   Proceeds from maturity of securities available for sale                                1,000                    -
   Purchase of securities held to maturity                                                    -               (2,000)
   Proceeds from maturity of securities held to maturity                                  1,000                1,000
   Principal collected on mortgage backed securities                                        162                  978
   Net increase in loans                                                                 (7,610)                 500
   Purchase of loans                                                                     (2,088)                (792)
   Purchase of premises and equipment                                                       (28)                (576)
   Purchase of Federal Home Loan Bank stock                                                 295                    -
   Proceeds from sale of foreclosed real estate                                               -                   28
   Proceeds from life insurance                                                               -                  193
                                                                                      ---------            ---------
   NET CASH USED IN INVESTING ACTIVITIES                                                 (7,269)                (696)
                                                                                      ---------            ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Increase (decrease) in official checks                                                  (364)                 180
   Net increase in deposits                                                              38,497                3,456
   Decrease in advances by borrowers for taxes and insurance                               (447)                (499)
                                                                                      ---------            ---------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                                             37,686                3,137
                                                                                      ---------            ---------
   NET INCREASE IN CASH AND CASH EQUIVALENTS                                             30,261                2,839
   CASH AND CASH EQUIVALENTS - BEGINNING                                                  9,872                9,829
                                                                                      ---------            ---------
   CASH AND CASH EQUIVALENTS - ENDING                                                   $40,133              $12,668
                                                                                      =========            =========
SUPPLEMENTARY CASH FLOWS INFORMATION
   Interest paid                                                                        $ 1,050              $   939
                                                                                      =========            =========
   Income taxes paid                                                                    $     -              $     -
                                                                                      =========            =========
   Net loans transferred to repossessed assets                                          $    24              $    15
                                                                                      =========            =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                BAY-VANGUARD FEDERAL SAVINGS BANK AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

(1)      BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America. However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the three and six month periods ended December 31, 2004 are not necessarily indicative of the results that may be expected for the entire year. For additional information, refer to the consolidated financial statements and footnotes thereto included in BV Financial's (the "Company") prospectus, dated November 12, 2004.

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Bay-Vanguard Federal Savings Bank (the "Bank") and its wholly-owned subsidiary, Housing Recovery Corporation. All intercompany balances and transactions have been eliminated in consolidation. See Note 2.

(2)      MUTUAL HOLDING COMPANY REORGANIZATION AND MINORITY STOCK ISSUANCE

         On January 12, 2005, pursuant to a Plan of Reorganization and Stock Issuance, as amended (the "Plan of Reorganization") the Bank: (i) converted to a stock savings bank (the "Stock Bank") as the successor to the mutual Bank; (ii) organized the Company as a federally chartered corporation that owns 100% of the common stock of the Stock Bank; and (iii) organized a Mutual Holding Company as a federally chartered mutual holding company that owns 55% of the common stock of the Company. The Stock Bank succeeded to the business and operations of the Bank in its mutual form and the Company sold 45% of its common stock in a public stock offering raising net proceeds of $11.0 million, all of which was included in the Bank's deposits at December 31, 2004.

         Following the completion of the reorganization, all members who had membership or liquidation rights with respect to the Bank as of the effective date of the reorganization continued to have such rights solely with respect to the Mutual Holding Company so long as they continue to hold deposit accounts or, for borrower members, continued their borrowing relationship with the Bank. In addition, all persons who become depositors of the Bank subsequent to the reorganization will have such membership and liquidation rights with respect to the Mutual Holding Company.

         Costs incurred in connection with the offering were recorded as a reduction of the proceeds from the offering.

(3)      RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards 123R, SHARE-BASED PAYMENT, ("SFAS 123R"). This revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. For the Company, SFAS 123R will be effective for all interim or annual periods beginning after December 15, 2005. The Company will adopt this standard on January 1, 2006. The Company is in the process of assessing the impact of the pronouncement's requirements on its financial statements.

         On March 31, 2004, the FASB ratified Emerging Issues Task Force Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," ("EITF 03-1"), which provides guidance on recognizing other-than-temporary impairments on certain investments. EITF 03-1 is effective for other-than-temporary impairment evaluations for investments accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as well as non-marketable equity securities accounted for under the cost method of reporting periods beginning after June 15, 2004. On September 30, 2004, the FASB directed the FASB staff to delay the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-01. This delay will be superseded concurrent with the final issuance of EITF 03-01a. During the delay, the Company continues to apply the relevant "other-than-temporary" guidance under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities."

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Management's discussion and analysis of the financial condition and results of operations at and for the three and six months ended December 31, 2004 and 2003 is intended to assist in understanding the financial condition and results of operations of BV Financial, Inc. (the "Company" or "BV Financial"). The information contained in this section should be read in conjunction with the Consolidated Financial Statements and the notes thereto, appearing in Part I,
Item 1 of this document.

GENERAL

         BV Financial was organized as a federally chartered corporation at the direction of Bay-Vanguard Federal Savings Bank (the "Bank" or "Bay-Vanguard Federal") in January 2005 to become the mid-tier stock holding company for Bay-Vanguard Federal upon the completion of its reorganization into the mutual holding company form of organization. Pursuant to a Plan of Reorganization and Stock Issuance, as amended (the "Plan of Reorganization"), the Bank converted to stock form with all of its stock owned by BV Financial and organized Bay-Vanguard, M.H.C. as a federally chartered mutual holding company that owns 55% of the common stock of BV Financial. As part of the reorganization, the Company sold 1,190,250 shares of its common stock at a price of $10.00 per share to members of the Bank in a subscription offering raising approximately $11.0 million in net proceeds.

         The Company was not organized until January 12, 2005. Accordingly, the information set forth in this report, including the consolidated financial statements and related financial data, relates to the Bank.

         Bay-Vanguard Federal is headquartered in Baltimore, Maryland and is a community-oriented financial institution offering traditional financial services to its local communities. The Bank is engaged primarily in the business of attracting deposits from the general public using such funds to originate one-to four-family real estate, mobile home, construction, multi-family and commercial real estate and consumer loans.

         The Bank's savings accounts are insured up to the applicable legal limits by the Federal Deposit Insurance Corporation through the Savings Association Insurance Fund. Bay-Vanguard Federal is a member of the Federal Home Loan Bank System.

FORWARD-LOOKING STATEMENTS

         This quarterly report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of Bay-Vanguard, M.H.C., BV Financial and Bay-Vanguard Federal. These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions.

         Bay-Vanguard, M.H.C., BV Financial and Bay-Vanguard Federal's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of BV Financial and its subsidiary include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in BV Financial and Bay-Vanguard's market area, changes in real estate market values in BV Financial and Bay-Vanguard's market area, and changes in relevant accounting principles and guidelines.

         These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, BV Financial does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

CRITICAL ACCOUNTING POLICIES

         The Company considers accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets and liabilities or income and expense to be critical accounting policies. The Company considers the allowance for loan losses to be a critical accounting policy.

         ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; the value of collateral; and the determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. However, historically, the Company's estimates and assumptions have provided results that did not differ materially from actual results.

         Management reviews the level of the allowance on a quarterly basis, at a minimum, and establishes the provision for loan losses based on an evaluation of the portfolio, past loss experience, economic conditions and business conditions affecting its primary market area, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, the duration of the current business cycle, bank regulatory examination results and other factors related to the collectibility of the loan portfolio. Although the Company believes that it uses the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary if certain future events occur that cause actual results to differ from the assumptions used in making the evaluation. For example, a downturn in the local economy could cause increases in nonperforming loans. Additionally, a decline in real estate values could cause some of the Company's loans to become inadequately collateralized. In either case, this may require the Company to increase its provisions for loan losses, which would negatively impact earnings. Further, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews the Company's allowance for loan losses. Such agency may require the Company to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. An increase to the allowance required to be made by the Office of Thrift Supervision would negatively impact the Company's earnings. Additionally, a large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2004 AND JUNE 30, 2004

         Total assets increased $37.9 million, or 38.8%, to $135.6 million at December 31, 2004 from $97.7 million at June 30, 2004 due to increases in interest bearing deposits in other banks and loans receivable, offset by decreases in investment securities. Asset growth was funded by increased deposits, cash and cash equivalents and proceeds from maturing securities.

         Interest bearing deposits in other banks increased $33.1 million, or 661.2%, to $38.1 million over the six months ended December 31, 2004, primarily due to $35.4 million the Bank received in subscription orders in connection with the Company's stock offering. The Company sold $11.3 million of its common stock in the offering. The remaining $24.1 million in subscription orders were returned to subscribers following the completion of the offering on January 12, 2005.

         Federal funds sold decreased $2.8 million, or 76.8%, from $3.7 million at June 30, 2004 to $850,000 at December 31, 2004. These funds were used to fund loan growth.

         Loans receivable increased $9.8 million, or 13.6%, to $82.0 million over the six months ended December 31, 2004, primarily due to $13.0 million in originations in one- to four-family real estate loans, $5.0 million in residential construction loans, and $1.0 million in commercial construction loans.

         Investment securities decreased $2.2 million, or 28.2%, to $7.8 million over the six months ended December 31, 2004 due to securities maturing during the period. The proceeds from these matured securities were invested in loans.

         Deposits increased $38.5 million, or 44.3%, to $125.5 million over the six months ended December 31, 2004, primarily due to the $35.4 million in subscription orders received by the Bank. The Company sold $11.3 million of its common stock in the offering. The remaining $24.1 million in subscription orders were returned to subscribers following the completion of the offering on January 12, 2005.

         Total equity increased $330,000, or 4.2%, to $8.2 million at December 31, 2004 as a result of net income of $320,000 and an $11,000 decrease in accumulated other comprehensive loss.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003

         GENERAL. Net income decreased $90,000, or 22.0%, to $320,000 for the six months ended December 31, 2004 compared to the same period in the prior year due primarily to a $127,000 decrease in non-interest income and a $268,000 increase in non-interest expense, offset by an $290,000 increase in net interest income and a $38,000 decrease in the provision for loan losses.


         NET INTEREST INCOME. The following table summarizes changes in interest income and expense for the six months ended December 31, 2004 and 2003.

                                                           SIX MONTHS
                                                        ENDED DECEMBER 31,
                                                  -----------------------------
                                                       2004            2003           % CHANGE
                                                  --------------   ------------    ----------------
                                                              (DOLLARS IN THOUSANDS)
INTEREST INCOME:
Loans, including fees                                 $2,561         $2,127            20.4%
Investment securities                                    169            206           (18.0)
Other                                                     55             50            10.0
                                                      ------         ------
   Total interest income                              $2,785         $2,383            16.9
                                                      ======         ======

INTEREST EXPENSE ON DEPOSITS                          $1,055          $ 943            11.9
                                                      ======          =====


         The following table summarizes average balances and average yield and costs for the six months ended December 31, 2004 and 2003.


                                                        SIX MONTHS ENDED DECEMBER 31,
                                        -----------------------------------------------------
                                                  2004                        2003
                                        ------------------------- ------------  -------------
                                          AVERAGE       YIELD/      AVERAGE         YIELD/
                                          BALANCE       COST        BALANCE          COST
                                        ------------ ------------ ------------  -------------
                                                        (DOLLARS IN THOUSANDS)
Loans                                    $80,126        6.39%       $60,469          7.04%
Investment securities                      9,020        3.75         10,196          4.04
Interest-bearing deposits                  8,803        1.07          7,716          0.83
Federal funds                                691        2.32          3,647          0.93
Deposits                                  95,645        2.21         75,416          2.50


         Net interest income for the six months ended December 31, 2004 increased $290,000, or 20.1%, compared to the same period last year, as a result of a larger average balance of interest-earning assets, plus an increase in the interest rate spread to 3.44% from 3.31%. Total interest income increased as a result of the growth in average interest-earning assets to $98.6 million from $82.0 million, offset by a decline in the average yield to 5.65% from 5.85%. Total interest expense increased as a result of an increase in the average balance of deposits to $95.6 million from $75.4 million. The increase in the average balance of deposits was offset by a decrease in the average interest rate paid on deposits, which declined to 2.21% from 2.50%, due to the $35.4 million in funds from the subscription offering only receiving 1.25% and due to the low market interest rate environment.

         PROVISION FOR LOAN LOSSES. The following table summarizes the activity in the allowance for loan losses for the six months ended December 31, 2004 and 2003.

                                                 SIX MONTHS
                                               ENDED DECEMBER 31,
                                      ----------------------------------
                                           2004              2003
                                      ----------------  ----------------
                                             (DOLLARS IN THOUSANDS)

Allowance at beginning of period          $292                 $253
Provision for loan losses                    -                   38
Charge-offs                                 (1)                   -
Recoveries                                  22                   14
                                          ----                 ----
Net charge-offs                             21                   14
                                          ----                 ----
Allowance at end of period                $313                 $305
                                          ====                 ====

         The provision for loan losses decreased $38,000 to $0 for the six months ended December 31, 2004. The absence of a loan loss provision for the six months ended December 31, 2004 was primarily due to recoveries of $22,000 and only $1,000 of charge-offs in the six months ended December 31, 2004, as well as the continued low level of non-performing assets.

         The following table provides information with respect to our nonperforming assets at the dates indicated. The Company did not have any accruing loans past due 90 days or more, foreclosed real estate or troubled debt restructurings at the dates presented.


                                              AT DECEMBER 31,  AT JUNE 30,
                                                  2004           2004         % CHANGE
                                             -----------------------------------------
                                                         (DOLLARS IN THOUSANDS)
Nonaccrual loans                                   $672            $498          34.9%
Other repossessed assets                             85              61          39.3
                                                   ----            ----
   Total nonperforming assets                      $757            $559          35.4
                                                   ====            ====

Total nonperforming loans to total loans           0.82%           0.67%         22.4
Total nonperforming loans to total assets          0.50            0.51          (2.0)
Total nonperforming assets to total assets         0.56            0.57          (1.8)


         Nonperforming assets increased $198,000, or 35.4%, primarily due to five additional loans being placed on nonaccrual status during the period. The Company generally experiences slightly higher delinquencies around the end of the calendar year.


         NONINTEREST INCOME. The following table summarizes noninterest income for the six months ended December 31, 2004 and 2003.

                                                           SIX MONTHS
                                                       ENDED DECEMBER 31,
                                                   --------------------------------
                                                     2004              2003            % CHANGE
                                                   --------------   ---------------  ------------
                                                                (DOLLARS IN THOUSANDS)
Service fees on deposits                            $ 59            $  60               (1.7)%
Service fees on loans                                  8               18               55.6
Income from investment in life
   insurance policy(1)                                40               42               (4.8)
Death benefit from life insurance                      -              129             (100.0)
Other income                                          16                1            1,500.0
                                                    ----             ----
                                                    $123             $250              (50.8)
                                                    ====             ====

----------------
(1) The income from investment in life insurance for the six months ended December 31, 2004 includes $21,000 for the quarter ended September 30, 2004, not $41,000 as was disclosed in the Company's prospectus, dated November 12, 2004, used in connection with the Company's stock offering.

         The $127,000 decrease in non-interest income was primarily due to proceeds received from a death benefit of a bank-owned life insurance policy during the six months ended December 31, 2003. The decline was also due to a $10,000 decrease in service fees on loans due to fewer fees collected on delinquent loans in 2004.

         NONINTEREST EXPENSES. The following table summarizes noninterest expenses for the six months ended December 31, 2004 and 2003.

                                               SIX MONTHS
                                            ENDED DECEMBER 31,
                                       --------------------------------------------------
                                         2004                2003              % CHANGE
                                       -----------      -------------        ------------
                                                    (DOLLARS IN THOUSANDS)
Compensation and related expenses         $  790             $  680                 16.2%
Occupancy                                     72                 49                 46.9
Data processing                              143                108                 32.4
Foreclosed real estate activity                3                 (2)              (250.0)
Telephone and postage                         35                 25                 40.0
Advertising                                   38                 24                 58.3
Professional fees                             57                 36                 58.3
Equipment expense                             57                 41                 39.0
Other                                        163                129                 26.4
                                          ------             ------
      Total                               $1,358             $1,090                 24.6
                                          ======             ======

Efficiency ratio (1)                        73.3%              64.5%                14.6

-----------------------
(1) Computed as noninterest expenses divided by the sum of net interest income and other income.

         Total non-interest expenses increased $268,000, primarily as a result of increases in compensation and related expenses, occupancy, data processing and other miscellaneous expenses related to the opening of our new Anne Arundel branch office in February 2004. In addition to the branch opening, data processing expenses also increased due to a computer upgrade installation. Professional fees increased due to the hiring in November 2004 of an accounting firm to conduct the Bank's internal audit. Advertising expense increased due to the promotion of certain deposit products throughout all market areas.

         INCOME TAXES. Income taxes increased $23,000, or 15.1%, from $152,000 for the six months ended December 31, 2003 to $175,000 for the six months ended December 31, 2004. The effective tax rate was 27.1% for the six months ended December 31, 2003 compared to 35.4% for the six months ended December 31, 2004. The tax rate was lower than the statutory tax rate due to the tax benefit derived from earnings on bank-owned life insurance and in 2003, the death benefit from life insurance.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments and maturities and sales of investment securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

         We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term U.S. Treasury and federal agency securities.

         Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2004, cash and cash equivalents totaled $40.1 million, including interest-bearing deposits of $38.1 million. Interest-bearing deposits at December 31, 2004 included $35.4 million in subscription orders for stock in the Company's offering. The Company sold $11.3 million of its common stock in the offering. The remaining $24.1 million in subscription orders were returned to subscribers following the completion of the offering on January 12, 2005. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $4.4 million at December 31, 2004. In addition, at December 31, 2004, we had the ability to borrow a total of approximately $14.0 million from the Federal Home Loan Bank of Atlanta. On that date, we had no advances outstanding.

         At December 31, 2004, we had $7.3 million in loan commitments outstanding. In addition to commitments to originate loans, we had $400,000 in unused lines of credit. Certificates of deposit due within one year of December 31, 2004 totaled $11.5 million, or 9.2% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and lines of credit. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2005. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

         Our primary investing activities are the origination of loans and the purchase of securities. Our primary financing activities consist of activity in deposit accounts. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to increase core deposits. Occasionally, we offer promotional rates on certain deposit products to attract deposits.




                                                      SIX MONTHS ENDED
                                                         DECEMBER 31,
                                                --------------------------------
                                                   2004            2003
                                                --------------------------------
                                                     (IN THOUSANDS)
Investing activities:
     Loan originations                          $19,857            $6,790
     Loan and participation purchases             2,088               792
     Securities purchases                             -             2,027

Financing activities:
     Increase in deposits                        38,497             3,456

         We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2004, we exceeded all of our regulatory capital requirements. We are considered "well capitalized" under regulatory guidelines.

         The capital from the offering significantly increased our liquidity and capital resources. Over time, this initial level of liquidity will be reduced as net proceeds from the stock offering continue to be used for general corporate purposes, including the funding of lending activities. Our financial condition and results of operations for fiscal 2005 will be enhanced by the capital from the offering, resulting in increased net interest-earning assets and net income. However, the large increase in equity resulting from the capital raised in the offering will have an adverse impact on our return on equity. We may use capital management tools such as cash dividends and share repurchases. However, under Office of Thrift Supervision regulations, we are not allowed to repurchase any shares during the first year following the offering, except to fund the restricted stock awards under the stock-based benefit plans, unless extraordinary circumstances exist and we receive regulatory approval.

OFF-BALANCE SHEET ARRANGEMENTS

         In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers' requests for funding and take the form of loan commitments and lines of credit.

         For the six months ended December 31, 2004 and the year ended June 30, 2004, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

ITEM 3.  CONTROLS AND PROCEDURES

         The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

         There has been no change in the Company's internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15 that occurred during the Company's last fiscal quarter that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         BV Financial is not involved in any pending legal proceedings. Bay-Vanguard Federal is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to its financial condition and results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         The Company did not repurchase any of its securities in the quarter ended December 31, 2004.

         The following information is provided with the Company's sale of its common stock as part of the Reorganization.

         a. The effective date of the Registration Statement on Form SB-2 (File No. 333-119083) was November 12, 2004.

         b. The offering was consummated on November 22, 2004 with the sale of all securities registered pursuant to the Registration Statement. Sandler O'Neill & Partners, L.P. acted as marketing agent for the offering.

         c. The class of securities registered was common stock, par value $0.01 per share. The aggregate amount of such securities registered was 1,190,250 shares, which represented an aggregate amount of $11.9 million.

         d. A reasonable estimate of the expenses incurred in connection with the stock offering was $830,000, including expenses paid to and for underwriters of $260,000, attorney and accounting fees of $415,400 and other expenses of $155,000. The net proceeds resulting from the offering, after deducting expenses, were $11.0 million.

         e. The net proceeds are invested in an interest bearing account with the Federal Home Loan Bank of Atlanta.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not Applicable.

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS

          3.1  Charter of BV Financial, Inc. (1)

          3.2  Bylaws of BV Financial, Inc. (1)

          4.0  Stock Certificate of BV Financial, Inc. (1)

         31.1  Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

         31.2  Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

         32.0  Section 1350 Certification
         -----------------------------------
         (1) Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange Commission on the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-119083.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       BV FINANCIAL, INC.


Dated: February 14, 2005               By: /s/ Carolyn M. Mroz
                                           -------------------------------------
                                           Carolyn M. Mroz
                                           President and Chief Executive Officer
                                           (principal executive officer)



Dated: February 14, 2005               By: /s/ Edmund T. Leonard
                                           -------------------------------------
                                           Edmund T. Leonard
                                           Chairman of the Board
                                           and Chief Financial Officer
                                           (principal financial and accounting
                                             officer)