Form 10QSB
period 2005-03-31
BV Financial, Inc.
filed 2005-05-13
CIK 1302387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission file number: 0-51014

BV FINANCIAL, INC.

(Exact name of small business issuer as specified in its charter)

Federal	14-1920944
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7114 North Point Road, Baltimore, Maryland 21219

(Address of principal executive offices)

(410) 477-5000

(Issuer’s telephone number)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of May 13, 2005, there were 2,645,000 shares of the registrant’s common stock outstanding.

BV FINANCIAL, INC.

i

Part I. Financial Information

Item 1. Financial Statements

BV FINANCIAL, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

(Unaudited)

	March 31, 2005	June 30, 2004
	(In thousands)
ASSETS
Cash	$1,512	$1,204
Interest bearing deposits in other banks	14,502	5,006
Federal funds sold	934	3,662

Cash and Cash Equivalents	16,948	9,872

Securities available for sale	4,395	5,520
Securities held to maturity	3,372	4,488
Loans receivable, net of allowance for loan losses March 31, 2005 $331; June 30, 2004 $292	85,326	72,249
Premises and equipment, net	2,592	2,644
Federal Home Loan Bank of Atlanta stock, at cost	272	472
Investment in life insurance	1,792	1,732
Accrued interest receivable	371	344
Other assets	211	334

Total Assets	$115,279	$97,655

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Non-interest bearing deposits	$3,214	$2,566
Interest bearing deposits	91,765	84,445

	94,979	87,011
Official checks	710	1,257
Advance payments by borrowers for taxes and insurance	766	949
Other liabilities	536	524

Total Liabilities	96,991	89,741

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock $0.01 par value; 9,000,000 shares authorized; 2,645,000 and 0 shares issued and outstanding at March 31, 2005 and at June 30, 2004	26	—
Additional paid-in capital	10,929	—
Unearned employee stock ownership plan shares	(1,037)	—
Retained earnings	8,409	7,937
Accumulated other comprehensive loss	(39)	(23)

Total Stockholders’ Equity	18,288	7,914

Total Liabilities and Stockholders’ Equity	$115,279	$97,655

See notes to Consolidated Financial Statements.

BV FINANCIAL, INC. AND SUBSIDIARY

Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
	(In thousands)
INTEREST INCOME
Loans, including fees	$1,318	$1,044	$3,879	$3,171
Investment securities	71	99	240	305
Other	109	27	164	77

Total Interest Income	1,498	1,170	4,283	3,553

INTEREST EXPENSE ON DEPOSITS	605	458	1,660	1,401

Net Interest Income	893	712	2,623	2,152
PROVISION FOR LOAN LOSSES	—	10	—	48

Net Interest Income after Provision for Loan Losses	893	702	2,623	2,104

NON-INTEREST INCOME
Service fees on deposits	24	28	83	88
Service fees on loans	4	4	12	22
Income from investment in life insurance	20	13	60	55
Other income	9	6	25	7
Death benefit from life insurance	—	—	—	129

Total Non-Interest Income	57	51	180	301

NON-INTEREST EXPENSES
Compensation and related expenses	372	333	1,162	1,013
Occupancy	39	34	111	83
Data processing	77	70	220	178
Foreclosed real estate	4	(6)	7	(8)
Telephone and postage	17	15	52	40
Advertising	18	21	56	45
Professional fees	58	22	115	58
Equipment	29	24	86	65
Other	105	81	268	210

Total Non-Interest Expenses	719	594	2,077	1,684

Income before Income Taxes	231	159	726	721
PROVISION FOR INCOME TAXES	79	64	254	216

Net Income	$152	$95	$472	$505

See Notes to Consolidated Financial Statements.

BV FINANCIAL, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(Unaudited)

	For Three Months Ended March 31,		For Nine Months Ended March 31,
	2005	2004	2005	2004
	(In thousands)
Net Income	$152	$95	$472	$505
Unrealized net holding losses on available-for-sale securities, net of taxes of ($17), ($36), ($10) and ($23)	(27)	(56)	(16)	(35)

Comprehensive income	$125	$39	$456	$470

See Notes to Consolidated Financial Statements.

BV FINANCIAL, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended March 31,
	2005	2004
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$472	$505
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net amortization of discounts and premiums	9	9
Provision for loan losses	—	48
Loan fees deferred	55	142
Amortization of deferred loan fees	(134)	(102)
Provision for depreciation	97	61
Loss on sale of foreclosed real estate, repossessed assets and premises and equipment	—	18
Increase in cash surrender value of life insurance	(60)	(55)
Death benefit from life insurance	—	(129)
Increase (decrease) in other assets and other liabilities	141	(573)

Net Cash Provided by (Used in) Operating Activities	581	(76)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(17)	(1,063)
Proceeds from maturity of securities available for sale	1,000	—
Purchase of securities held to maturity	—	(2,000)
Proceeds from maturity of securities held to maturity	1,000	1,750
Principal collected on mortgage backed securities	223	1,178
Net increase in loans	(9,797)	(498)
Purchase of loans	(3,225)	(1,145)
Purchase of premises and equipment	(45)	(1,014)
Purchase of Federal Home Loan Bank stock	200	(7)
Proceeds from sale of foreclosed real estate	—	28
Proceeds from life insurance	—	193

Net Cash Used in Investing Activities	(10,661)	(2,578)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in official checks	(547)	137
Net increase in deposits	7,968	5,184
Decrease in advances by borrowers for taxes and insurance	(183)	(242)
Capitalization of Bay-Vanguard, M.H.C.	(50)	—
Proceeds from sale of common stock	9,968	—

Net Cash Provided by Financing Activities	17,157	5,079

Net Increase in Cash and Cash Equivalents	7,076	2,425
CASH AND CASH EQUIVALENTS – BEGINNING	9,872	9,829

CASH AND CASH EQUIVALENTS – ENDING	16,948	12,254

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$1,660	$1,401

Income taxes paid	$242	$259

Loans transferred to repossessed assets	$24	$15

Issuance of shares to employee stock ownership plan	$1,037	$—

See Notes to Consolidated Financial Statements.

BV FINANCIAL, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2005

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America. However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the three and nine month periods ended March 31, 2005 are not necessarily indicative of the results that may be expected for the entire year. For additional information, refer to the consolidated financial statements and footnotes thereto included in BV Financial Inc.’s (the “Company”) prospectus, dated November 12, 2004.

Principles of Consolidation

The consolidated financial statements at and for the periods ended March 31, 2005 include the accounts of the Company, Bay-Vanguard Federal Savings Bank (the “Bank”) and its wholly-owned subsidiary, Housing Recovery Corporation. The consolidated financial statements at June 30, 2004 and for the periods ended March 31, 2004 include the accounts of the Bank and Housing Recovery Corporation. All intercompany balances and transactions have been eliminated in consolidation. See Note 2.

(2) Mutual Holding Company Reorganization and Minority Stock Issuance

On January 12, 2005, pursuant to a Plan of Reorganization and Stock Issuance, as amended the Bank: (i) converted to a stock savings bank (the “Stock Bank”) as the successor to the mutual Bank; (ii) organized the Company as a federally chartered corporation that owns 100% of the common stock of the Stock Bank; and (iii) organized Bay-Vanguard M.H.C. as a federally chartered mutual holding company that owns 55% of the common stock of the Company (the “Mutual Holding Company”). The Stock Bank succeeded to the business and operations of the Bank in its mutual form and the Company sold 45% of its common stock in a public stock offering at $10.00 per share raising net proceeds of $11.0 million.

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

Costs of approximately $897,000 incurred in connection with the offering were recorded as a reduction of the proceeds from the offering.

(3) Earnings Per Share

Earnings per share have not been presented since the Company was not organized until January 12, 2005 and, thus, such information would not be meaningful.

(4) Employee Stock Ownership Plan

The Company accounts for the Bay-Vanguard Federal Savings Bank Employee Stock Ownership Plan (the “ESOP”) in accordance with American Institute of Certified Public Accountants Statement of Position 93-6. The cost of shares issued to the ESOP but not yet allocated to participants is presented in the consolidated statements of financial condition as a reduction of stockholders’ equity. Compensation expense is recorded based on the market price of the shares as they are committed to be released for allocation to participant accounts. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in capital. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings: dividends on unallocated ESOP shares are reflected as a reduction of debt.

(5) Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards 123R, Share-Based Payment (“SFAS 123R”). This revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. For the Company, SFAS 123R will be effective for the first or annual periods beginning after December 15, 2005. The Company will adopt this standard on July 1, 2006. The Company is in the process of assessing the impact of the pronouncement’s requirements on its financial statements.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Management’s discussion and analysis of the financial condition and results of operations at and for the nine months ended March 31, 2005 and 2004 is intended to assist in understanding the financial condition and results of operations of BV Financial, Inc. (the “Company” or “BV Financial”). The information contained in this section should be read in conjunction with the Consolidated Financial Statements and the notes thereto, appearing in Part I, Item 1 of this document.

General

BV Financial was organized as a federally chartered corporation at the direction of Bay-Vanguard Federal Savings Bank (the “Bank” or “Bay-Vanguard Federal”) in January 2005 to become the mid-tier stock holding company for Bay-Vanguard Federal upon the completion of its reorganization into the mutual holding company form of organization. Pursuant to the Plan of Reorganization, the Bank converted to stock form with all of its stock owned by BV Financial and organized Bay-Vanguard, M.H.C. as a federally chartered mutual holding company that owns 55% of the common stock of BV Financial. As part of the reorganization, the Company sold 1,190,250 shares of its common stock at a price of $10.00 per share to members of the Bank in a subscription offering raising approximately $11.0 million in net proceeds.

The Company was not organized until January 12, 2005. Accordingly, the information set forth in this report at June 30, 2004 and for the three and nine months ended March 31, 2004, including the consolidated financial statements and related data, relates to the Bank.

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

The Bank’s savings accounts are insured up to the applicable legal limits by the Federal Deposit Insurance Corporation through the Savings Association Insurance Fund. Bay-Vanguard Federal is a member of the Federal Home Loan Bank System.

Forward-Looking Statements

This quarterly report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of Bay-Vanguard, M.H.C., BV Financial and Bay-Vanguard Federal. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions.

Bay-Vanguard, M.H.C., BV Financial and Bay-Vanguard Federal’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of BV Financial and its subsidiary include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in BV Financial and Bay-Vanguard’s market area, changes in real estate market values in BV Financial and Bay-Vanguard’s market area, and changes in relevant accounting principles and guidelines.

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

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; the value of collateral; and the determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. However, historically, the Company’s estimates and assumptions have provided results that did not differ materially from actual results.

Management reviews the level of the allowance on a quarterly basis, at a minimum, and establishes the provision for loan losses based on an evaluation of the portfolio, past loss experience, economic conditions and business conditions affecting its primary market area, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, the duration of the current business cycle, bank regulatory examination results and other factors related to the collectibility of the loan portfolio. Although the Company believes that it uses the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary if certain future events occur that cause actual results to differ from the assumptions used in making the evaluation. For example, a downturn in the local economy could cause increases in nonperforming loans. Additionally, a decline in real estate values could cause some of the Company’s loans to become inadequately collateralized. In either case, this may require the Company to increase its provisions for loan losses, which would negatively impact earnings. Further, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews the Company’s allowance for loan losses. Such agency may require the Company to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. An increase to the allowance required to be made by the Office of Thrift Supervision would negatively impact the Company’s earnings. Additionally, a large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings.

Comparison of Financial Condition at March 31, 2005 and June 30, 2004

Total assets increased $17.6 million, or 18.0%, to $115.3 million at March 31, 2005 from $97.7 million at June 30, 2004 due to increases in loans receivable and interest bearing deposits in other banks, offset by decreases in securities held and federal funds sold. Asset growth was funded by deposit growth and federal funds sold.

Interest bearing deposits in other banks increased $9.5 million, or 189.7%, to $14.5 million over the nine months ended March 31, 2005, primarily due to proceeds from the sale of common stock in the initial public offering in January 2005.

Federal funds sold decreased $2.7 million, or 74.5%, from $3.7 million at June 30, 2004 to $934,000 at March 31, 2005. These funds were used to fund loan growth.

Loans receivable increased $13.1 million, or 18.1%, to $85.3 million over the nine months ended March 31, 2005, primarily due to $14.1 million in originations in one- to four-family real estate loans, $5.4 million in residential construction loans and $1.9 million in commercial construction loans. The increased originations were due to a strong local real estate market and competitive pricing.

Investment securities decreased $2.2 million, or 22.4%, to $7.7 million over the nine months ended March 31, 2005 due to securities maturing during the period. The proceeds from these matured securities were invested in loans.

Deposits increased $8.0 million, or 9.2%, to $95.0 million over the nine months ended March 31, 2005, primarily in money market accounts, which increased $5.0 million, and certificates of deposit, which increased $2.3 million. The increase in deposits was primarily due to favorable rates offered to our depositors.

Total equity increased $10.4 million, or 131.1%, to $18.3 million at March 31, 2005 primarily as a result of the sale of common stock in January 2005 and net income of $472,000. These increases were offset by the establishment of the employee stock ownership plan and a $16,000 increase in accumulated other comprehensive loss.

Results of Operations for the Nine Months Ended March 31, 2005 and 2004

General. Net income decreased $33,000, or 6.5%, to $472,000 for the nine months ended March 31, 2005 compared to the same period in the prior year due primarily to a $121,000 decrease in non-interest income, a $393,000 increase in non-interest expenses, offset by an $471,000 increase in net interest income and a $48,000 decrease in the provision for loan losses.

Net Interest Income. The following table summarizes changes in interest income and expense for the nine months ended March 31, 2005 and 2004.

	Nine Months Ended March 31,
	2005	2004	% change
	(Dollars in thousands)
Interest Income:
Loans, including fees	$3,879	$3,171	22.3%
Investment securities	240	305	(21.3)
Other	164	77	113.0

Total interest income	$4,283	$3,553	20.6

Interest Expense on Deposits	$1,660	$1,401	18.5%

The following table summarizes average balances and average yield and costs for the nine months ended March 31, 2005 and 2004.

	Nine Months Ended March 31,
	2005		2004
	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost
	(Dollars in thousands)
Loans	$80,727	6.41%	$60,872	6.95%
Investment securities	8,753	3.66	10,345	3.93
Interest-bearing deposits	10,187	1.97	7,854	0.83
Federal funds	1,052	1.70	3,664	0.95
Deposits	99,227	2.23	76,164	2.45

Net interest income for the nine months ended March 31, 2005 increased $471,000, or 21.9%, compared to the same period last year, as a result of a larger average balance of interest-earning assets, plus an increase in the interest rate spread to 3.44% from 3.27%. Total interest income increased as a result of the growth in average interest-earning assets to $100.7 million from $82.7 million, offset by a decline in the average yield to 5.67% from 5.85% due to the lower market interest rate environment. Total interest expense increased as a result of an increase in the average balance of deposits to $99.2 million from $76.2 million. The increase in the average balance of deposits was offset by a decrease in the average interest rate paid on deposits, which declined to 2.23% from 2.45%, due to the low market interest rate environment and the fact that $24.1 million of the $35.4 million in funds the Company received in subscription orders in connection with the Company’s stock offering were returned to subscribers following the completion of the offering on January 12, 2005 during which time such funds only earned interest at a rate of 1.25%.

Provision for Loan Losses. The following table summarizes the activity in the allowance for loan losses for the nine months ended March 31, 2005 and 2004.

	Nine Months Ended March 31,
	2005	2004
	(In thousands)
Allowance at beginning of period	$292	$252
Provision for loan losses	—	48
Charge-offs	(9)	(48)
Recoveries	48	60

Net recoveries	39	12

Allowance at end of period	$331	$312

The provision for loan losses decreased $48,000 to $0 for the nine months ended March 31, 2005. The absence of a loan loss provision for the nine months ended March 31, 2005 was due to recoveries of $48,000 and only charge-offs of $9,000 in the nine months ended March 31, 2005, as well as the continued low level of non-performing assets.

The following table provides information with respect to our nonperforming assets at the dates indicated. The Company did not have any accruing loans past due 90 days or more, foreclosed real estate or troubled debt restructurings at the dates presented.

	At March 31, 2005	At June 30, 2004	% change
	(Dollars in thousands)
Nonaccrual loans	$579	$498	16.3%
Other repossessed assets	79	61	29.5

Total nonperforming assets	$658	$559	17.7

Total nonperforming loans to total loans	0.68%	0.67%	1.5
Total nonperforming loans to total assets	0.50%	0.51	(2.0)
Total nonperforming assets to total assets	0.57%	0.57	—%

Nonperforming assets increased $99,000, or 17.7%, primarily due to the placement of one mortgage loan totaling $49,000 and four consumer loans totaling $50,000 on nonaccrual status.

Noninterest Income. The following table summarizes noninterest income for the nine months ended March 31, 2005 and 2004.

	Nine Months Ended March 31,
	2005	2004	% change
	(Dollars in thousands)
Service fees on deposits	$83	$88	(5.7)%
Service fees on loans	12	22	(45.5)
Income from investment in life insurance policy	60	55	9.1
Death benefit from life insurance	—	129	(100.0)
Other income	25	7	257.1

	$180	$301	(40.2)

The $121,000 decrease in non-interest income was primarily due to proceeds received from a death benefit of a bank-owned life insurance policy during the nine months ended March 31, 2004. The decline was also due to a $10,000 decrease in service fees on loans due to fewer fees collected on delinquent loans in 2005.

Noninterest Expenses. The following table summarizes noninterest expenses for the nine months ended March 31, 2005 and 2004.

	Nine Months Ended March 31,
	2005	2004	% change
	(Dollars in thousands)
Compensation and related expenses	$1,162	$1,013	14.7%
Occupancy	111	83	33.7
Data processing	220	178	23.6
Foreclosed real estate activity	7	(8)	(187.5)
Telephone and postage	52	40	30.0
Advertising	56	45	24.4
Professional fees	115	58	98.3
Equipment expense	86	65	32.3
Other	268	210	27.6

Total	$2,077	$1,684	23.3

Efficiency ratio (1)	74.10%	68.65%	7.9

(1)	Computed as noninterest expenses divided by the sum of net interest income and other income.

Total non-interest expenses increased $393,000, primarily as a result of increases in compensation and related expenses, occupancy, data processing and other miscellaneous expenses related to the opening of our new Anne Arundel branch office in February 2004. In addition to the branch opening, data processing expenses also increased due to a computer upgrade installation. Professional fees increased due to the hiring in November 2004 of an accounting firm to conduct the Bank’s internal audit. Advertising expense increased due to the promotion of certain deposit products throughout all market areas.

Income Taxes. Provision for income taxes increased $38,000, or 17.6%, from $216,000 for the nine months ended March 31, 2004 to $254,000 for the nine months ended March 31, 2005. The effective tax rate was 30.0% for the nine months ended March 31, 2004 compared to 35.0% for the nine months ended March 31, 2005. The tax rate was lower than the statutory tax rate due to the tax benefit derived from earnings on bank-owned life insurance, and in March 2004, the death benefit from life insurance.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2005, cash and cash equivalents totaled $16.9 million, including interest-bearing deposits of $14.5 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $4.4 million at March 31, 2005. In addition, at March 31, 2005, we had the ability to borrow a total of approximately $14 million from the Federal Home Loan Bank of Atlanta. On that date, we had no advances outstanding.

At March 31, 2005, we had $7.4 million in loan commitments outstanding. In addition to commitments to originate loans, we had $484,000 in unused lines of credit. Certificates of deposit due within one year of March 31, 2005 totaled $10.6 million, or 11.2% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and lines of credit. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2006. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

	Nine Months Ended March 31,
	2005	2004
	(In thousands)
Investing activities:
Loan originations	$25,676	12,609
Loan and participation purchases	3,225	1,145
Securities purchases	17	3,063

Financing activities:
Increase in deposits	7,968	5,184

We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2005, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

The capital from the offering significantly increased our liquidity and capital resources. Over time, this initial level of liquidity will be reduced as net proceeds from the stock offering continue to be used for general corporate purposes, including the funding of lending activities. Our financial condition and results of operations for fiscal 2005 will be enhanced by the capital from the offering, resulting in increased net interest-earning assets and net income. However, the large increase in equity resulting from the capital raised in the offering will have an adverse impact on our return on equity. We may use capital management tools such as cash dividends and share repurchases. However, under Office of Thrift Supervision regulations, we are not allowed to repurchase any shares during the first year following the offering, except to fund the restricted stock awards under the stock-based benefit plans, unless extraordinary circumstances exist and we receive regulatory approval. The Company has not granted any restricted stock awards and does not currently maintain any such stock-based benefit plans.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.

For the nine months ended March 31, 2005 and the year ended June 30, 2004, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

The Company did not repurchase any of its securities in the quarter ended March 31, 2005.

Item 3. Defaults upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Charter of BV Financial, Inc. (1)

3.2	Bylaws of BV Financial, Inc. (1)

4.0	Stock Certificate of BV Financial, Inc. (1)

10.1	Employment Agreement between Bay-Vanguard Federal Savings Bank and Edmund T. Leonard

10.2	Employment Agreement between BV Financial, Inc. and Edmund T. Leonard

10.3	Employment Agreement between Bay Vanguard Federal Savings Bank and Carolyn M. Mroz

10.4	Employment Agreement between BV Financial, Inc. and Carolyn M. Mroz

10.5	Employment Agreement between Bay-Vanguard Federal Savings Bank and Daniel J. Gallagher, Jr.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification

(1)	Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange Commission on the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-119083.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BV FINANCIAL, INC.

Dated: May 13, 2005	By:	/s/ Carolyn M. Mroz
Carolyn M. Mroz
President and Chief Executive Officer
(principal executive officer)

Dated: May 13, 2005	By:	/s/ Edmund T. Leonard
Edmund T. Leonard
Chairman of the Board
and Chief Financial Officer
(principal financial and accounting officer)