Form 10KSB
period 2005-06-30
BV Financial, Inc.
filed 2005-09-28
CIK 1302387

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-51014

BV FINANCIAL, INC.

(Name of small business issuer in its charter)

Federal	14-1920944
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7114 North Point Road, Baltimore, Maryland	21219
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (410) 477-5000

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.01 per share

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The issuer’s revenues for its most recent fiscal year were $5,906,000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates at September 20, 2005 was $10.1 million, based upon the closing price of $8.88 as quoted on the OTC Electronic Bulletin Board for September 20, 2005. Solely for purposes of this calculation, the shares held by Bay-Vanguard, M.H.C. and the directors and executive officers of the issuer are deemed to be held by affiliates.

As of September 20, 2005, the issuer had 2,645,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

i

This report contains certain “forward-looking statements” within the meaning of the federal securities laws that are based on assumptions and may describe future plans, strategies and expectations of BV Financial, Inc. (the “Company” or “BV Financial”), Bay-Vanguard, M.H.C. and Bay-Vanguard Federal Savings Bank (“Bay-Vanguard Federal”). These forward-looking statements are generally identified by terms such as “expects,” “believes,” “anticipates,” “intends,” “estimates,” “projects” and similar expressions.

Management’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of BV Financial and its subsidiaries include, but are not limited to, the following: interest rate trends; the general economic climate in the market area in which we operate, as well as nationwide; our ability to control costs and expenses; competitive products and pricing; loan delinquency rates and changes in federal and state legislation and regulation. These risks and uncertainties should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. We assume no obligation to update any forward-looking statements.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

BV Financial is a federally-chartered savings and loan holding company established in January 2005 to be the holding company for Bay-Vanguard Federal, a federally-chartered savings bank. BV Financial’s business activity is the ownership of the outstanding capital stock of Bay-Vanguard Federal. BV Financial does not own or lease any property but instead uses the premises, equipment and other property of Bay-Vanguard Federal. In the future, BV Financial may acquire or organize other operating subsidiaries; however, there are no current plans, arrangements, agreements or understandings, written or oral, to do so.

Bay-Vanguard Federal is the product of an April 1, 1996 merger of Bay Federal Savings and Loan Association and Vanguard Federal Savings and Loan Association. Bay Federal Savings and Loan Association was incorporated in 1873 as a Maryland-chartered savings and loan association operating under the name Light Street Savings and Building Association of Baltimore City, later converting to a federal charter. Bay Federal Savings and Loan Association had three full-service banking offices at the time of the merger. Vanguard Federal Savings and Loan Association was incorporated in 1959 as a Maryland-chartered savings and loan association operating under the name Vanguard Savings and Loan Association. Vanguard Savings and Loan Association converted to a federal charter in 1987. Vanguard Federal Savings and Loan Association had one full-service banking office at the time of the merger.

We operate as a community-oriented financial institution offering traditional financial services to consumers and businesses in our market area. We attract deposits from the general public and use those funds to originate one- to four-family real estate, mobile home, construction, multi-family and commercial real estate and consumer loans, which we hold for investment.

Our website address is www.bayvanguard.com. Information on our website should not be considered a part of this annual report.

Market Area

We are headquartered in Baltimore County, Maryland. In addition to our main office, we operate two branch offices in Baltimore City and one branch office in Anne Arundel County, which we opened in February 2004. We consider Baltimore City, Baltimore County and Anne Arundel County to be our primary market area. The economy of our market area reflects a diverse cross-section of employment sectors. According to published statistics in 2000, the economies of Baltimore City and Baltimore County are primarily geared toward the service, trade, government, financial services and manufacturing sectors. The economy of Anne Arundel County is also geared toward those sectors. However, because of the Fort Meade Installation and the state government in Annapolis, Anne Arundel County has a stronger concentration of government employees. Additionally, Baltimore and Anne Arundel Counties reported a higher level of construction employment than Baltimore City, reflecting the level of growth in those counties. According to the Environmental Systems Research Institute and the United States Census Bureau, the population of Baltimore City, Baltimore County and Anne Arundel County in 2003 was approximately 631,000, 770,000 and 512,000, respectively. The economy of our market area is strongest in suburban Anne Arundel County, which has experienced higher growth rates in population and households while maintaining low unemployment rates. Baltimore City, on the other hand, has seen its population and households decrease, which is reflective of the urban shift to suburban markets for job opportunities. Baltimore City also has a higher concentration of blue collar workers, lower per capita income levels and a higher level of unemployment than the state or national averages.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the several financial institutions operating in our market area and, to a lesser extent, from other financial service companies such as brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2004, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held approximately 0.2% of the deposits in the Baltimore-Towson, Maryland Metropolitan Statistical Area, which was the 50th largest market share out of the 88 financial institutions with offices in this metropolitan statistical area. In addition, banks owned by large bank holding companies such as Bank of America Corporation, Wachovia Corporation, SunTrust Banks, Inc. and M&T Bank Corporation also operate in our market area. These institutions are much larger than us and, therefore, have significantly greater resources that allow them to offer a wider variety of products and services.

Our competition for loans comes primarily from financial institutions in our market area, and, to a lesser extent, from other financial service providers such as mortgage companies and mortgage brokers. Competition for loans also comes from the increasing number of non-depository financial service companies entering the mortgage market such as insurance companies, securities companies and specialty finance companies.

We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered the barriers to market entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Changes in federal law permit affiliation among banks, securities firms and insurance companies, which promotes a competitive environment in the financial services industry. Competition for deposits and the origination of loans could limit our future growth.

Lending Activities

General. Our loan portfolio consists primarily of one- to four-family residential real estate loans. To a much lesser extent, our loan portfolio includes mobile home loans, construction loans, multi-family and commercial real estate loans and consumer loans. Bay-Vanguard Federal historically originated and currently originates loans only for investment purposes. At June 30, 2005, Bay-Vanguard Federal had no loans that were held for sale.

One- to Four-Family Residential Real Estate Loans. Our primary lending activity is the origination of mortgage loans to enable borrowers to purchase or refinance existing homes in our market area. We only offer fixed-rate mortgage loans and primarily with terms of 15, 20 or 30 years. The loan fees charged, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions.

While one- to four-family residential real estate loans are normally originated with up to 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

We generally make loans with loan-to-value ratios that do not exceed 80%; however, we may make loans with a loan-to-value ratio up to 97% when secured by first liens on owner-occupied one- to four-family residences. Loans with loan-to-value ratios in excess of 80% generally require private mortgage insurance or additional collateral. Additionally, we introduced a mortgage loan product under which we will originate a fixed-rate loan on an owner-occupied one- to four-family residence, with a loan-to-value ratio of 80% of the security property. We will then originate either a second mortgage loan or a home equity loan with a loan-to-value ratio of 10% of the security property. The remaining 10% of the value of the property must be paid in cash by the borrower. This product, sometimes referred to as combination financing or a piggy back loan, eliminates the need for private mortgage insurance. However, to obtain this product, the borrower must meet our underwriting criteria with respect to the one- to four-family residential real estate loan and the home equity loan or second mortgage. We require all properties securing mortgage loans to be appraised by a board-approved independent licensed appraiser. We also require title insurance on all first mortgage loans. Borrowers must obtain hazard insurance and flood insurance for loans on property located in a flood zone before closing the loan.

We originate second mortgage loans on one- to four-family residential real estate properties under the same underwriting criteria utilized for our originations of one- to four-family real estate loans. We make second mortgage loans with a maximum loan-to-value ratio of 80% of the appraised value of the property, less the outstanding balance of the first mortgage. However, we will offer a second mortgage loan which, combined with a first mortgage loan originated by us, has a loan-to-value ratio of 90% in connection with the combination financing described above.

We also originate home equity loans and lines of credit. Home equity lines of credit have adjustable rates of interest that are indexed to the prime rate as reported in The Wall Street Journal. Home equity loans are fixed-rate loans. We will generally offer home equity loans and lines of credit with a maximum loan-to-value ratio of 80% of the appraised value of the property, less the then outstanding balance on the first mortgage. However, we will offer a home equity loan which, combined with a first mortgage loan originated by us, has a loan-to-value ratio of 90% in connection with the combination financing described above. A home equity line of credit may be drawn down by the borrower for an initial period of either five or ten years from the date of the loan agreement. After the initial draw period, the line of credit is frozen and the amount outstanding must be repaid over the remaining fifteen- or ten-year loan term.

Mobile Home Loans. We originate mobile home loans directly and purchase mobile home loans from Forward National, the successor of Forward Financial Company, which specializes in mobile home lending. At June 30, 2005, 6.6% of our mobile home portfolio was originated by us directly and 93.4% was purchased from Forward National. Our mobile home loans, which are made primarily to borrowers in Maryland and Pennsylvania, have terms of up to 25 years and fixed interest rates. We generally will finance up to a maximum of 90% of the value of the mobile home. We require that the borrower obtain hazard insurance. At June 30, 2005, we had 331 mobile homes loans, the average size of which was approximately $31,000.

In April 2000, we began purchasing mobile home loans from Forward National. Forward National assembles credit applications from third parties and provides such applications for our underwriting review. We then have the opportunity to accept or reject the loan contemplated by each credit application. If we agree to purchase a loan, we must notify Forward National of the minimum rate of interest we will accept on the loan. Forward National will then seek to originate the loan with the third party at an interest rate exceeding the interest rate agreed to by us. Once Forward National provides us with the original executed loan, we then purchase the loan from Forward National. Forward National assigns to us its right, title and interest in the loan, its collateral and all payments under the loan.

While we service the mobile home loans we purchase from Forward National, subject to our direction, Forward National handles all delinquencies and collections on the loans at its expense. Forward National is advanced funds equal to the amount by which the interest rate on a loan we ultimately purchase exceeds the interest rate we prescribed to Forward National. Forward National is then required to place half of that amount in a deposit account with us. This amount is recorded as a deposit on our financial statements. Additionally, the entire amount we compensate Forward National is recorded as prepaid dealer interest, which is included in the loan balance and amortized in the same manner as deferred loan origination fees. If a loan amortizes fully and the borrower pays as agreed, Forward National receives all of the funds related to that loan in the deposit account. However, if the mobile home is repossessed or paid in full, the amount of interest on such loan that otherwise would have been paid by the borrower and that has been previously advanced to Forward National by us is returned to us by Forward National. The deposit account is used to fund (1) any costs of collections incurred on the loans we purchased from Forward National and (2) losses related to repossessions of these mobile home units. Any debits to this account are recorded as a deposit withdrawal on our financial statements. Forward National has no right to make withdrawals from the deposit account. Thus, we may accrue excess balances and apply them against any future charges we incur related to Forward National collections and repossessions.

The following table presents the activity and dollar amounts available to fund losses related to repossessions in the Forward National deposit account during the periods indicated.

	Year Ended June 30,
	2005	2004
	(In thousands)
Deposit account balance, beginning of period	$633	$714
Losses on repossessions and fees and expenses on collections absorbed by Forward National	12	17
Deposits due to new loans	231	87
Withdrawals due to early payoffs	227	151

Deposit account balance, end of period	$625	$633

Construction Loans. We originate loans to individuals and, to a lesser extent, builders to finance the construction of residential dwellings. We also make construction loans for commercial development projects, including condominiums, apartment buildings, mixed-use properties with residential units, as well as retail space and owner-occupied properties used for business. Our construction loans generally provide for the payment of interest only during the construction phase, which is usually 12 months. At the end of the construction period, the loan generally converts into a permanent loan. With regard to construction loans that do not convert into permanent financing, the borrower is required to provide evidence of permanent financing by a qualified third party upon completion of the construction. Loans generally can be made with a loan-to-value ratio of up to 80% of the completed project.

At June 30, 2005, the largest residential construction loan commitment was for $880,000, $763,000 of which was outstanding. At June 30, 2005, the largest commercial construction loan commitment was for $725,000,

$695,000 of which was outstanding. These loans were performing according to their terms at June 30, 2005. Before making a commitment to fund a construction loan, we require an appraisal of the property by a board-approved independent licensed appraiser. We also require an inspection of the property before disbursement of the funds during the term of the construction.

We also originate land loans primarily to individuals to acquire land upon which they intend to build a residence. Land loans are offered with a five-year term based on an amortization term of 15 years. A balloon payment for the principal plus any accrued interest is due at the end of the five-year period. Additionally, we offer fixed-rate fully-amortized land loans with terms of 15 years. Land loans generally can be made with a maximum loan-to-value ratio of 75%.

Multi-Family and Commercial Real Estate Loans. We offer fixed rate and adjustable-rate mortgage loans secured by multi-family and commercial real estate. Our multi-family and commercial real estate loans are generally secured by condominiums, apartment buildings and mixed-use properties with residential units, as well as retail space. We intend to grow this segment of our loan portfolio.

We originate multi-family and commercial real estate loans for terms up to 25 years. Interest rates and payments on our adjustable-rate loans adjust every three, five or seven years after an initial three-, five- or seven- year period to a rate typically equal to 3-3.5% above the three-, five- or seven-year constant maturity Treasury index. There are no adjustment period or lifetime interest rate caps. Loan amounts generally do not exceed 75% of the appraised value. We require all properties securing multi-family and commercial real estate loans to be appraised by a board-approved independent licensed appraiser. Multi-family and commercial real estate loans also are generally supported by personal guarantees. At June 30, 2005, the largest multi-family and commercial real estate loan was a $995,000 loan. This loan is secured by multiple multi-family and commercial real estate properties and was performing according to its terms at June 30, 2005.

Other Consumer Loans. Our consumer loans are primarily loans secured by passbook or certificate accounts, automobile and boat loans and secured personal loans. The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.

Loan Underwriting Risks. Mobile home lending generally entails greater risk than traditional residential mortgage lending. Loans secured by mobile homes involve more credit risk than mortgage loans because of the type and nature of the collateral, which depreciates over time, and because mobile home borrowers, on average, tend to have lower incomes than our residential mortgage borrowers. In many cases, any repossessed collateral for a defaulted mobile home loan will not provide an adequate source of repayment of the outstanding loan balance because of depreciation or improper repair and maintenance of the underlying security. Our arrangement with Forward National substantially mitigates the risks normally associated with mobile home lending. However, if Forward National ceases doing business or terminates its arrangement with us, we would likely need to hire additional staff to service our mobile home loan portfolio.

Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the building. If the estimate of value proves to be inaccurate, we may be confronted, at or before the maturity of the loan, with a building having a value that is insufficient to assure full repayment. If we are forced to foreclose on a building before or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs.

Loans secured by multi-family and commercial real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential real estate loans. Of primary concern in multi-family and commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on the successful operation and management of the properties. As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than residential real estate loans. To monitor cash flows on income properties, we require borrowers and loan guarantors, if any, to provide annual financial statements on multi-family and commercial real estate loans. In reaching a decision on whether to make a multi-family or commercial real estate loan, we consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. In addition, with respect to commercial real estate rental properties, we will also consider the term of the lease and the credit quality of the tenants. We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.2x.

Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are secured by assets that depreciate rapidly. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections depend on the borrower’s continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Loan Originations, Purchases and Sales. Loan originations come from a number of sources. The primary sources of loan originations include existing customers, our in-house loan originators, advertising, referrals from customers and personal contacts by our staff. We currently utilize local mortgage brokers to assist with loan originations. We generally retain all of the loans that we originate for our portfolio; however, we will sell participation interests to local financial institutions, primarily on the portion of loans that exceed our borrowing limits. We sold $6.0 million of participation interests in fiscal 2005. We sold none of these loans in fiscal 2004.

Since April 2000, we have purchased mobile home loans from Forward National. We underwrite these loans. Forward National then closes the loans and immediately assigns them to us. We purchased $2.3 million and $1.1 million of mobile home loans from Forward National in fiscal 2005 and fiscal 2004, respectively.

In fiscal 2004, we began purchasing whole one- to four-family residential real estate loans. We purchased $1.9 million and $572,000 of these loans in the years ended June 30, 2005 and 2004, respectively. We also, from time to time, purchase participation interests, primarily in multi-family and commercial real estate loans. At June 30, 2005 and 2004, we had approximately $6.2 million and $4.4 million of purchased participation loans, respectively. We perform our own underwriting analysis on each of our participation interests before purchasing such loans and therefore believe there is no greater risk of default on these obligations. However, in a purchased participation loan, we do not service the loan and thus are subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings. We are permitted to review all of the documentation relating to any loan in which we participate, including any annual financial statements provided by a borrower. Additionally, we receive periodic updates on the loan from the lead lender.

Loan Approval Procedures and Authority. In our lending activities, we follow written, non-discriminatory, underwriting standards and loan origination procedures established by our board of directors and management. Loans up to $500,000 require the approval of three of five members of an employee loan committee, consisting of the President and Chief Executive Officer, the Chairman and Chief Financial Officer, the Senior Vice President and two mortgage loan originators. Loans up to $750,000 require the approval of two of the following: the President and Chief Executive Officer; the Chairman and Chief Financial Officer; or the Senior Vice President. All extensions of credit that exceed $750,000 in the aggregate require the approval of either the Executive Committee of the board of directors or the full board of directors.

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited by regulation to generally 15% of our unimpaired capital and surplus. At June 30, 2005, our regulatory limit on loans to one borrower was $2.0 million. At that date, our largest lending relationship was a $1.2 million on a one- to four-family residential real estate loan. That loan was performing according to its original terms at June 30, 2005.

Loan Commitments. We issue commitments for fixed-rate and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers and generally expire in 60 days.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and municipal governments, deposits at the Federal Home Loan Bank of Atlanta and certificates of deposit of federally insured institutions. Within certain regulatory limits, we also may invest a portion of our assets in mutual funds. We also are required to maintain an investment in Federal Home Loan Bank of Atlanta stock. While we have the authority under applicable law to invest in derivative securities, our investment policy does not permit this investment. We had no investments in derivative securities at June 30, 2005.

At June 30, 2005, our investment portfolio totaled $7.7 million and consisted primarily of U.S. Treasury obligations and federal agency securities, mortgage-backed securities issued primarily by Fannie Mae, Freddie Mac and Ginnie Mae, and a mutual fund that invests in adjustable-rate mortgages.

Our investment objectives are to provide and maintain liquidity, to establish an acceptable level of interest rate and credit risk, to provide an alternate source of low-risk investments when demand for loans is weak and to generate a favorable return. Our board of directors has the overall responsibility for the investment portfolio, including approval of our investment policy. The board of directors is also responsible for the implementation of the investment policy and monitoring our investment performance. Individual investment transactions, portfolio composition and performance are reviewed and ratified by our board of directors monthly.

Deposit Activities and Other Sources of Funds

General. Deposits and loan repayments are the major sources of our funds for lending and other investment purposes. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

Deposit Accounts. Substantially all of our depositors are residents of the State of Maryland. Deposits are attracted from within our market area through the offering of a broad selection of deposit instruments, including checking accounts, NOW and money market accounts, passbook and savings accounts and certificates of deposit. Additionally, our customers may use any M&T Bank ATM without a surcharge. At June 30, 2005, core deposits, which consist of savings, NOW and money market accounts, comprised 76.2% of our deposits. We do not utilize brokered funds. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing weekly. We use our money market account as a primary source of liquidity. Consequently, when we require additional liquidity we will offer the highest rates in our market area. When we do not require liquidity, our money market account rates are competitive. With regard to other deposit products, our current strategy is to offer competitive rates, and even higher rates on checking accounts, but not to be the market leader in every type and maturity.

Borrowings. We utilize advances from the Federal Home Loan Bank of Atlanta to supplement our supply of lendable funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Under its current credit policies, the Federal Home Loan Bank generally limits advances to 25% of a member’s assets and short-term borrowings of less than one year may not exceed 10% of the institution’s assets. The Federal Home Loan Bank determines specific lines of credit for each member institution. At June 30, 2005, we had the ability to borrow an additional $36.0 million from the Federal Home Loan Bank of Atlanta.

Personnel

As of June 30, 2005, we had 26 full-time employees and three part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

Subsidiaries

BV Financial’s only direct subsidiary is Bay-Vanguard Federal Savings Bank.

Bay-Vanguard Federal has one subsidiary. Housing Recovery Corporation holds real estate and other assets acquired through foreclosure or repossession by Bay-Vanguard Federal.

Risk Factors

Rising interest rates may hurt our profits.

Interest rates were recently at historically low levels. However, since June 30, 2004, the U.S. Federal Reserve has increased the federal funds rate eleven times to 3.75%. The increase in interest rates has negatively affected our net interest income. If interest rates continue to rise, our net interest income likely would be reduced because interest paid on our interest-bearing liabilities, such as deposits and borrowings, would be expected to increase more quickly than interest received on our interest-earning assets, such as loans and investments. Primarily due to the composition of our interest sensitive assets and liabilities, our interest rate spread (the difference between the average yield earned on our interest-earning assets and the average rate paid on our interest-bearing liabilities) was 3.08% for the year ended June 30, 2005 compared to 3.15% for the year ended June 30, 2004. Our net interest margin (net interest income as a percentage of average interest-earning assets) was 3.13% for the year ended June 30, 2005 compared to 3.35% for the year ended June 30, 2004. In a rising interest rate environment, our interest rate spread and net interest margin would likely be further compressed, which would have a negative effect on our profitability. Further, the net portfolio value of our cash flows from assets, liabilities and off-balance sheet items would be negatively impacted by a rise in interest rates. Specifically, our net portfolio value would decrease by 13% and 40% if there was a sudden and sustained increase in interest rates of 100 and 300 basis points, respectively. For further discussion of how changes in interest rates could impact us, see “Management’s Discussion and Analysis or Plan of Operation—Interest Rate Risk Management—Net Portfolio Value Simulation Analysis.”

We may be more susceptible to increases in interest rates because of the relatively small amount of adjustable-rate loans currently in our portfolio and our heavy reliance on core deposits, especially our money market accounts, which reprice frequently. At June 30, 2005, $9.2 million, or 9.2% of our total loan portfolio, consisted of adjustable-rate loans. Moreover, we do not currently offer adjustable-rate one- to four-family residential real estate loans. We attempt to limit our exposure to rises in interest rates through: an investment in a mutual fund that invests in adjustable-rate mortgage loans; an increased focus on multi-family and commercial real estate lending, which emphasizes the origination of shorter-term adjustable-rate loans; and efforts to originate shorter-term fixed-rate loans. Our inability to successfully originate adjustable-rate multi-family and commercial real estate loans or shorter-term fixed-rate loans could result in further compression of our interest rate spread and net interest margin in a rising interest rate environment, which could hurt our profits.

Our continued emphasis on mobile home lending may expose us to increased lending risks.

We purchase newly originated mobile home loans and, to a much lesser extent, originate mobile home loans directly. At June 30, 2005, mobile home loans constituted 10.3% of our loan portfolio. Mobile home loans are generally considered to be riskier than residential mortgage loans because the collateral securing these loans depreciates over time and because mobile home borrowers, on average, tend to have lower incomes than residential mortgage borrowers. In many cases, repossessed collateral for a defaulted mobile home loan will not provide an adequate source of repayment of the outstanding loan balance because of depreciation or improper repair and maintenance of the underlying security. In addition, mobile home loan collections depend on the borrower’s continuing financial stability, and thus are adversely affected by job loss, divorce, illness or personal bankruptcy.

To mitigate our exposure to this type of lending, we have limited the amount of mobile home loans to 15% of our loan portfolio. Additionally, we have an arrangement with Forward National Company, the company from which we purchase mobile home loans, to assist us with delinquencies and collections at its expense. A further discussion of our mobile home loans and our relationship with Forward National is contained in “Description of Business—Lending Activities—Mobile Home Loans.” This arrangement mitigates the risks normally associated with mobile home lending. However, if Forward National ceases doing business or terminates its arrangement with us, we would likely need to hire additional staff to service our mobile home loan portfolio.

Our increased emphasis on multi-family and commercial lending may expose us to increased lending risks.

At June 30, 2005, $9.1 million, or 9.1%, of our loan portfolio consisted of multi-family and commercial real estate loans. We intend to increase our emphasis on these types of higher-yielding loans to provide us with the opportunity to increase profits. However, these types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential real estate loans because repayment of the loans often depends on the successful operation of the property and the income stream of borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential real estate loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential real estate loan.

Strong competition within our market area could hurt our profits and slow growth.

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and has occasionally forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. As of June 30, 2004, we held 0.2% of the deposits in the Baltimore-Towson, Maryland Metropolitan Statistical Area, which was the 50th largest market share of deposits out of the 88 financial institutions in the metropolitan statistical area. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area. For more information about our market area and the competition we face, see “Description of Business—Market Area” and “Description of Business—Competition.”

If we do not achieve profitability on our new branch, it may negatively impact our earnings.

We opened our Anne Arundel branch office in February 2004. Numerous factors contribute to the performance of a new branch, such as a suitable location, qualified personnel and an effective marketing strategy. Additionally, it takes time for a new branch to generate significant deposits and make sufficient loans to produce enough income to offset expenses, some of which, like salaries and occupancy expense, are relatively fixed costs. We expect that it may take a period of time before the new branch office can become profitable. During this period, operating this new branch office may negatively impact our net income.

A downturn in the local economy or a decline in real estate values could hurt our profits.

Nearly all of our real estate loans are secured by real estate in the Baltimore metropolitan area. As a result of this concentration, a downturn in the local economy could cause significant increases in non-performing loans, which would hurt our profits. Additionally, a decrease in asset quality could require additions to our allowance for loan losses through increased provisions for loan losses, which would hurt our profits. In recent years, there has been significant increases in real estate values in our market area. As a result of rising home prices, our loans have been well collateralized. A decline in real estate values could cause some of our mortgage loans to become inadequately collateralized, which would expose us to a greater risk of loss. For a discussion of our market area, see “Description of Business—Market Area.”

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.

Bay-Vanguard Federal is subject to extensive regulation, supervision and examination by the Office of Thrift Supervision, its chartering authority, and by the Federal Deposit Insurance Corporation, as insurer of its deposits. Both Bay-Vanguard, M.H.C. and BV Financial are subject to regulation and supervision by the Office of Thrift Supervision. Such regulation and supervision govern the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and for the depositors and borrowers of Bay-Vanguard Federal. The regulation and supervision by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation are not intended to protect the interests of investors in BV Financial common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

Additional expenses from operating as a public company and from new stock-based benefit plans will adversely affect our profitability.

Our non-interest expenses are likely to increase as a result of the financial accounting, legal and various other additional expenses usually associated with operating as a public company. We also will recognize additional annual employee compensation and benefit expenses stemming from the shares purchased or granted to employees and executives under new benefit plans. These additional expenses will adversely affect our profitability. We cannot determine the actual amount of these new stock-related compensation and benefit expenses because applicable accounting practices require that they be based on the fair market value of the shares of common stock at specific points in the future; however, we expect them to be material. We recognize expenses for our employee stock ownership plan when shares are committed to be released to participants’ accounts and would recognize expenses for restricted stock awards and stock options over the vesting period of awards made to recipients.

Our low return on equity may negatively impact the value of our common stock.

Return on equity, which equals net income divided by average equity, is a ratio used by many investors to compare the performance of a particular company with other companies. For the year ended June 30, 2005, our return on average equity was 4.36%. Over time, we intend to use the net proceeds from our recent stock offering to increase earnings per share and book value per share, without assuming undue risk, with the goal of achieving a return on equity that is competitive with other publicly held subsidiaries of mutual holding companies. This goal could take a number of years to achieve, and we cannot assure you that it will be attained. Failure to achieve a competitive return on equity might make an investment in our common stock unattractive to some investors and might cause our common stock to trade at lower prices than comparable companies with higher returns on equity.

Issuance of shares for benefit programs may dilute your ownership interest.

We intend to adopt a stock-based incentive plan. If shareholders approve the new stock-based incentive plan, we intend to issue shares to our officers and directors through this plan. If the restricted stock awards under the stock-based incentive plan are funded from authorized but unissued stock, your ownership interest in the shares issued to persons other than Bay-Vanguard, M.H.C. could be diluted by up to approximately 4.17%. If the shares issued upon the exercise of stock options under the stock-based incentive plan are issued from authorized but unissued stock, your ownership interest in the shares issued to persons other than Bay-Vanguard, M.H.C. could be diluted by up to approximately 9.81%.

Bay-Vanguard, M.H.C.’s majority control of our common stock will enable it to exercise voting control over most matters put to a vote of shareholders, and will prevent shareholders from forcing a sale or a second-step conversion transaction you may find advantageous.

Bay-Vanguard, M.H.C. owns a majority of BV Financial’s common stock and, through its board of directors, will be able to exercise voting control over most matters put to a vote of shareholders. The same directors and officers who manage BV Financial and Bay-Vanguard Federal also manage Bay-Vanguard, M.H.C. As a federally chartered mutual holding company, the board of directors of Bay-Vanguard, M.H.C. must ensure that the interests of depositors of Bay-Vanguard Federal are represented and considered in matters put to a vote of shareholders of BV Financial. Therefore, the votes cast by Bay-Vanguard, M.H.C. may not be in your personal best interests as a shareholder. For example, Bay-Vanguard, M.H.C. may exercise its voting control to defeat a shareholder nominee for election to the board of directors of BV Financial. In addition, shareholders will not be able to force a merger or second-step conversion transaction without the consent of Bay-Vanguard, M.H.C. Some shareholders may desire a sale or merger transaction, because shareholders typically receive a premium for their shares, or a second-step conversion transaction, because fully converted institutions tend to trade at higher multiples than mutual holding companies.

The Office of Thrift Supervision policy on remutualization transactions could prohibit the acquisition of BV Financial, which may adversely affect our stock price.

Current Office of Thrift Supervision regulations permit a mutual holding company to be acquired by a mutual institution in a remutualization transaction. However, the Office of Thrift Supervision has issued a policy statement indicating that it views remutualization transactions as raising significant issues concerning disparate treatment of minority shareholders and mutual members of the target entity and raising issues concerning the effect on the mutual members of the acquiring entity. Under certain circumstances, the Office of Thrift Supervision intends to give these issues special scrutiny and reject applications providing for the remutualization of a mutual holding company unless the applicant can clearly demonstrate that the Office of Thrift Supervision’s concerns are not warranted in the particular case. Should the Office of Thrift Supervision prohibit or otherwise restrict these transactions in the future, our per share stock price may be adversely affected. In addition, Office of Thrift Supervision regulations prohibit, for three years following completion of the offering, the acquisition of more than 10% of any class of equity security issued by us without the prior approval of the Office of Thrift Supervision.

Regulation and Supervision

General

Bay-Vanguard Federal is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as its deposits insurer. Bay-Vanguard Federal is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund managed by the Federal Deposit Insurance Corporation. Bay-Vanguard Federal must file reports with the Office of Thrift Supervision and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the Office of Thrift Supervision and, under certain circumstances, the Federal Deposit Insurance Corporation to evaluate Bay-Vanguard Federal’s safety and soundness and compliance with various regulatory requirements. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on BV Financial, Bay-Vanguard, M.H.C. and Bay-Vanguard Federal and their operations. BV Financial and Bay-Vanguard, M.H.C., as savings and loan holding companies, are required to file certain reports with, are subject to examination by, and otherwise must comply with the rules and regulations of the Office of Thrift Supervision. BV Financial is also be subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Certain of the regulatory requirements that are or will be applicable to Bay-Vanguard Federal, BV Financial and Bay-Vanguard, M.H.C. are described below. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on Bay-Vanguard Federal, BV Financial and Bay-Vanguard, M.H.C. and is qualified in its entirety by reference to the actual statutes and regulations.

Regulation of Federal Savings Associations

Business Activities. Federal law and regulations, primarily the Home Owners’ Loan Act and the regulations of the Office of Thrift Supervision, govern the activities of federal savings banks, such as Bay-Vanguard Federal. These laws and regulations delineate the nature and extent of the activities in which federal savings banks may engage. In particular, certain lending authority for federal savings banks, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.

Branching. Federal savings banks are authorized to establish branch offices in any state or states of the United States and its territories, subject to applicable notice or application requirements of the Office of Thrift Supervision.

Capital Requirements. The Office of Thrift Supervision’s capital regulations require federal savings institutions to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The Office of Thrift Supervision regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard requires federal savings institutions to maintain Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At June 30, 3005, Bay-Vanguard Federal met each of these capital requirements. See note 10 of the notes to consolidated financial statements included in this annual report on Form 10-KSB.

Prompt Corrective Regulatory Action. The Office of Thrift Supervision is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the Office of Thrift Supervision is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.” An institution must file a capital restoration plan with the Office of Thrift Supervision within 45 days of the date it receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. “Significantly undercapitalized” and “critically undercapitalized” institutions are subject to more extensive mandatory regulatory actions. The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral.

Standards for Safety and Soundness. As required by statute, the federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the Office of Thrift Supervision determines that a savings institution fails to meet any standard prescribed by the guidelines, the Office of Thrift Supervision may require the institution to submit an acceptable plan to achieve compliance with the standard.

Limitation on Capital Distributions. Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to stockholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the Office of Thrift Supervision is required before any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under Office of Thrift Supervision regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the Office of Thrift Supervision. If an application is not required, the institution must still provide prior notice to the Office of Thrift Supervision of the capital distribution if, like Bay-Vanguard Federal, it is a subsidiary of a holding company. If Bay-Vanguard Federal’s capital were ever to fall below its regulatory requirements or the Office of Thrift Supervision notified it that it was in need of increased supervision, its ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution that would otherwise be permitted by the regulation, if the agency determines that such distribution would constitute an unsafe or unsound practice.

Qualified Thrift Lender Test. Federal law requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a “domestic building and loan association”

under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least nine months out of each 12-month period. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered “qualified thrift investments.”

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of June 30, 2005, Bay-Vanguard Federal maintained 91.6% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Transactions with Related Parties. Federal law limits Bay-Vanguard Federal’s authority to lend to, and engage in certain other transactions with (collectively, “covered transactions”) “affiliates” (e.g., any company that controls or is under common control with the institution, including BV Financial, Bay-Vanguard, M.H.C. and their non-savings institution subsidiaries). The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution’s capital and surplus. Loans and other specified transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. Transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

The Sarbanes-Oxley Act generally prohibits a company from making loans to its executive officers and directors. However, that act contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Under such laws, Bay-Vanguard Federal’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is limited. The law restricts both the individual and aggregate amount of loans Bay-Vanguard Federal may make to insiders based, in part, on Bay-Vanguard Federal’s capital position and requires certain board approval procedures to be followed. Such loans must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Additional restrictions apply to loans to executive officers.

Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over federal savings institutions and has authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The Federal Deposit Insurance Corporation has authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Assessments. Federal savings banks are required to pay assessments to the Office of Thrift Supervision to fund its operations. The general assessments, paid on a semi-annual basis, are based upon the savings institution’s total assets, including consolidated subsidiaries, as reported in the institution’s latest quarterly thrift financial report.

Insurance of Deposit Accounts. Bay-Vanguard Federal is a member of the Savings Association Insurance Fund. The Federal Deposit Insurance Corporation maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution’s assessment rate depends upon the categories to which it is assigned. Assessment rates for Savings Association Insurance Fund member institutions are determined semi-annually by the Federal Deposit Insurance Corporation and currently range from zero basis points of assessable deposits for the healthiest institutions to 27 basis points of assessable deposits for the riskiest.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A material increase in Savings Association Insurance Fund insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Bay-Vanguard Federal. Management cannot predict what insurance assessment rates will be in the future.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize the predecessor to the Savings Association Insurance Fund. During the year ended June 30, 2005, Financing Corporation payments for Savings Association Insurance Fund members averaged 1.45 basis points of assessable deposits.

The Federal Deposit Insurance Corporation may terminate an institution’s insurance of deposits upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or the Office of Thrift Supervision. The management of Bay-Vanguard Federal does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Federal Home Loan Bank System. Bay-Vanguard Federal is a member of the Federal Home Loan Bank System, which consists of (12) regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Bay-Vanguard Federal, as a member of the Federal Home Loan Bank of Atlanta, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Bay-Vanguard Federal was in compliance with this requirement with an investment in Federal Home Loan Bank stock at June 30, 2005 of $497,000.

The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, our net income would likely also be reduced.

Community Reinvestment Act. Under the Community Reinvestment Act, as implemented by Office of Thrift Supervision regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the Office of Thrift Supervision, in connection with its examination of a savings association, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution.

The Community Reinvestment Act requires public disclosure of an institution’s rating and requires the Office of Thrift Supervision to provide a written evaluation of an association’s Community Reinvestment Act performance utilizing a four-tiered descriptive rating system.

Bay-Vanguard Federal received an “outstanding” rating as a result of its most recent Community Reinvestment Act assessment.

Privacy Requirements of the GLBA

The Gramm-Leach-Bliley Act of 1999 provided for sweeping financial modernization for commercial banks, savings banks, securities firms, insurance companies and other financial institutions operating in the United States. Among other provisions, the Gramm-Leach-Bliley Act places limitations on the sharing of consumer financial information with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of personal financial information with unaffiliated third parties.

Anti-Money Laundering

On October 26, 2001, in response to the events of September 11, 2001, the President of the United States signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the “USA PATRIOT Act”). The USA PATRIOT Act significantly expands the responsibilities of financial institutions, including savings and loan associations, in preventing the use of the U.S. financial system to fund terrorist activities. Title III of the USA PATRIOT Act provides for a significant overhaul of the U.S. anti-money laundering regime. Among other provisions, Title III of the USA PATRIOT Act and the related regulations of the Office of Thrift Supervision require financial institutions operating in the United States to develop new anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations.

Other Regulations

Interest and other charges collected or contracted for by Bay-Vanguard Federal are subject to state usury laws and federal laws concerning interest rates. Bay-Vanguard Federal’s loan operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of Bay-Vanguard Federal also are subject to the:

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•	Check Clearing for the 21st Century Act (also known as “Check 21”), which, effective October 28, 2004, gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check.

Holding Company Regulation

General. BV Financial and Bay-Vanguard, M.H.C. are savings and loan holding companies within the meaning of federal law. As such, they are registered with the Office of Thrift Supervision and are subject to Office of Thrift Supervision regulations, examinations, supervision, reporting requirements and regulations concerning corporate governance and activities. In addition, the Office of Thrift Supervision has enforcement authority over BV Financial and Bay-Vanguard, M.H.C. and their non-savings institution subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to Bay-Vanguard Federal.

Restrictions Applicable to Mutual Holding Companies. According to federal law and Office of Thrift Supervision regulations, a mutual holding company, such as Bay-Vanguard, M.H.C., may generally engage in the following activities: (1) investing in the stock of a savings association; (2) acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company; (3) merging with or acquiring another holding company, one of whose subsidiaries is a savings association; and (4) any activity approved by the Federal Reserve Board for a bank holding company or financial holding company or previously approved by the Office of Thrift Supervision for multiple savings and loan holding companies.

Federal law prohibits a savings and loan holding company, including a federal mutual holding company, from directly or indirectly, or through one or more subsidiaries, acquiring more than 5% of the voting stock of another savings association, or its holding company, without prior written approval of the Office of Thrift Supervision. Federal law also prohibits a savings and loan holding company from acquiring more than 5% of a company engaged in activities other than those authorized for savings and loan holding companies by federal law, or acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings associations, the Office of Thrift Supervision must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

The Office of Thrift Supervision is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings associations in more than one state, except: (1) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (2) the acquisition of a savings association in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

If the savings association subsidiary of a savings and loan holding company fails to meet the qualified thrift lender test, the holding company must register with the Federal Reserve Board as a bank holding company within one year of the savings association’s failure to so qualify.

Stock Holding Company Subsidiary Regulation. The Office of Thrift Supervision has adopted regulations governing the two-tier mutual holding company form of organization and subsidiary stock holding companies that are controlled by mutual holding companies. BV Financial is the stock holding company subsidiary of Bay-Vanguard, M.H.C. BV Financial is permitted to engage in activities that are permitted for Bay-Vanguard, M.H.C., subject to the same restrictions and conditions.

Waivers of Dividends by Bay-Vanguard, M.H.C. Office of Thrift Supervision regulations require Bay-Vanguard, M.H.C. to notify the Office of Thrift Supervision if it proposes to waive receipt of dividends from BV Financial. The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members; (ii) for as long as the savings association subsidiary is controlled by the mutual holding company, the dollar amount of dividends waived by the mutual holding company is considered as a restriction on the retained earnings of the savings association, which restriction, if material, is disclosed in the public financial statements of the savings association as a note to the financial statements; (iii) the amount of any dividend waived by the mutual holding company is available for declaration as a dividend solely to the mutual holding company, and, in accordance with applicable accounting standards, where the savings association determines that the payment of such dividend to the mutual holding company is probable, an appropriate dollar amount is recorded as a liability; and (iv) the amount of any waived dividend is considered as having been paid by the savings association in evaluating any proposed dividend under Office of Thrift Supervision capital distribution regulations. We anticipate that Bay-Vanguard, M.H.C. will waive dividends that BV Financial may pay, if any.

Conversion of Bay-Vanguard, M.H.C. to Stock Form. Office of Thrift Supervision regulations permit Bay-Vanguard, M.H.C. to convert from the mutual form of organization to the capital stock form of organization. There can be no assurance when, if ever, a conversion transaction will occur, and the Board of Directors has no current intention or plan to undertake a conversion transaction. In a conversion transaction, a new holding company would be formed as the successor to BV Financial, Bay-Vanguard, M.H.C.’s corporate existence would end, and certain depositors of Bay-Vanguard Federal would receive the right to subscribe for additional shares of the new holding company. In a conversion transaction, each share of common stock held by shareholders other than Bay-Vanguard, M.H.C. would be automatically converted into a number of shares of common stock of the new holding company based on an exchange ratio determined at the time of conversion that ensures that shareholders other than Bay-Vanguard, M.H.C. own the same percentage of common stock in the new holding company as they owned in BV Financial immediately before conversion. The total number of shares held by shareholders other than Bay-Vanguard, M.H.C. after a conversion transaction would be increased by any purchases by such shareholders in the stock offering conducted as part of the conversion transaction.

Acquisition of Control. Under the federal Change in Bank Control Act, a notice must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company or savings association. An acquisition of “control” can occur upon the acquisition of 10% or more of the voting stock of a savings and loan holding company or savings institution or as otherwise defined by the Office of Thrift Supervision. Under the Change in Bank Control Act, the Office of Thrift Supervision has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

Sarbanes-Oxley Act

On July 30, 2002, the President signed into law the Sarbanes-Oxley Act, which implemented legislative reforms intended to address corporate and accounting fraud. The Sarbanes-Oxley Act restricts the scope of services that may be provided by accounting firms to their public company audit clients and any non-audit services being provided to a public company audit client will require preapproval by the company’s audit committee. In addition, the Sarbanes-Oxley Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement.

Under the Sarbanes-Oxley Act, bonuses issued to top executives before restatement of a company’s financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan “blackout” periods, and loans to company executives (other than loans by financial institutions permitted by federal rules and regulations) are restricted. The legislation accelerates the time frame for disclosures by public companies of changes in ownership in a company’s securities by directors and executive officers.

The Sarbanes-Oxley Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company’s “registered public accounting firm.” Among other requirements, companies must disclose whether at least one member of the audit committee is a “financial expert” (as such term is defined by the Securities and Exchange Commission) and if not, why not.

We anticipate that we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations.

Federal and State Taxation

Federal Income Taxation

General. We report our income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns have been either audited or closed under the statute of limitations through tax year 2000. For its 2005 year, BV Financial’s maximum federal income tax rate was 34%.

BV Financial and Bay-Vanguard Federal have entered into a tax allocation agreement. Because BV Financial owns 100% of the issued and outstanding capital stock of Bay-Vanguard Federal, BV Financial and Bay-Vanguard Federal are members of an affiliated group within the meaning of Section 1504(a) of the Internal Revenue Code, of which group BV Financial is the common parent corporation. As a result of this affiliation, Bay-Vanguard Federal will be included in the filing of a consolidated federal income tax return with BV Financial and the parties have agreed to compensate each other for their individual share of the consolidated tax liability and/or any tax benefits provided by them in the filing of the consolidated federal income tax return.

Bad Debt Reserves. For fiscal years beginning before June 30, 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for nonqualifying loans was computed using the experience method. Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and require savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves. Approximately $1.2 million of our accumulated bad debt reserves would not be recaptured into taxable income unless Bay-Vanguard Federal makes a “non-dividend distribution” to BV Financial as described below.

Distributions. If Bay-Vanguard Federal makes “non-dividend distributions” to BV Financial, the distributions will be considered to have been made from Bay-Vanguard Federal’s unrecaptured tax bad debt reserves, including the balance of its reserves as of December 31, 1987, to the extent of the “non-dividend distributions,” and then from Bay-Vanguard Federal’s supplemental reserve for losses on loans, to the extent of those reserves, and an amount based on the amount distributed, but not more than the amount of those reserves, will be included in Bay-Vanguard Federal’s taxable income. Non-dividend distributions include distributions in excess of Bay-Vanguard Federal’s current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock and distributions in partial or complete liquidation. Dividends paid out of Bay-Vanguard Federal’s current or accumulated earnings and profits will not be so included in Bay-Vanguard Federal’s taxable income.

The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Therefore, if Bay-Vanguard Federal makes a non-dividend distribution to BV Financial, approximately one and one-half times the amount of the distribution not in excess of the amount of the reserves would be includable in income for federal income tax purposes, assuming a 34% federal corporate income tax rate. Bay-Vanguard Federal does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

State Taxation

BV Financial is subject to Maryland’s Corporation Business Tax at the rate of 7.0% on its taxable income, before net operating loss deductions and special deductions for federal income tax purposes. BV Financial and Bay-Vanguard, M.H.C. will be required to file Maryland income tax returns because they will be doing business in Maryland. For this purpose, “taxable income” generally means federal taxable income subject to certain adjustments (including addition of interest income on state and municipal obligations).

ITEM 2. DESCRIPTION OF PROPERTY

We conduct our business through our main office and branch offices. The following table sets forth certain information relating to these facilities as of June 30, 2005.

Location	Year Opened	Owned/ Leased	Date of Lease Expiration		Net Book Value as of June 30, 2005
					(In thousands)
Main Office: 7114 North Point Road Baltimore, Maryland 21219	1959	Leased	2009	(1)	$109

Branches: 1230 Light Street Baltimore, Maryland 21230	1980	Owned	—		101

1521 East Fort Avenue Baltimore, Maryland 21219	1992	Owned	—		71

7657 Arundel Mills Boulevard Hanover, Maryland 21076	2004	Owned	—		1,957

(1)	We have an option to renew this lease for two additional five-year periods.

ITEM 3. LEGAL PROCEEDINGS

Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. We are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

The common stock is traded on the OTC Electronic Bulletin Board under the symbol “BVFL.” As of September 23, 2005, the Company had approximately 162 holders of record. The following table sets forth, for the quarters indicated, the daily high and low sales price for the common stock since the Company’s formation in January 2005. The prices do not necessarily reflect inter-dealer prices without retail markup, markdown or commission and may not reflect actual transactions.

	For the Year Ended June 30, 2005
	4th Quarter	3rd Quarter
High	$9.19	$9.94
Low	8.25	9.00

BV Financial is not subject to Office of Thrift Supervision regulatory restrictions on the payment of dividends. However, BV Financial’s ability to pay dividends may depend, in part, upon its receipt of dividends from Bay-Vanguard Federal because BV Financial has no source of income other than earnings from the investment of the net proceeds from the offering that it retained. Payment of cash dividends on capital stock by a savings institution is limited by OTS regulations. Bay-Vanguard Federal may not make a distribution that would constitute a return of capital during the three-year term of the business plan submitted in connection with its reorganization. No insured depository institution may make a capital distribution if, after making the distribution, the institution would be undercapitalized. See “Regulation and Supervision—Regulation of Federal Savings Associations—Limitations on Capital Distribution.”

As of June 30, 2005, BV Financial satisfied all prescribed capital requirements. Future dividend payments will depend on the Company’s profitability, approval by its Board of Directors and prevailing OTS regulations. To date, we have not declared any cash dividends.

We did not repurchase any of our common stock during the quarter ended June 30, 2005 and at June 30, 2005 we had no publicly announced repurchase plans or programs.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The objective of this section is to help potential investors understand our views on our results of operations and financial condition. You should read this discussion in conjunction with the financial statements and notes to the financial statements included in this annual report on Form 10-KSB.

Overview

Income. Our primary source of income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. To a much lesser extent, we also recognize income from service charge income – mostly from service charges on deposit accounts and fees for late loan payments – and from the increase in surrender value of our bank-owned life insurance.

Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

Expenses. The expenses we incur in operating our business consist of compensation and related expenses, occupancy expenses, data processing expenses, foreclosed real estate activity expenses, telephone and postage expenses, advertising expenses, professional fees, equipment expenses and other miscellaneous expenses.

Compensation and related expenses consist primarily of the salaries and wages paid to our employees, payroll taxes and expenses for health insurance, retirement plans and other employee benefits, including the employee stock ownership plan. Expense for the employee stock ownership plan is based on the average market value of the shares committed to be released. An equal number of shares will be released each year over the 15-year term of the loan. We will incur additional compensation and related expenses because of the implementation of the stock-based incentive plan, if adopted by shareholders. We cannot determine the actual amount of these new stock-related expenses at this time because applicable accounting practices require that they be based on the fair market value of the shares of common stock at specific points in the future.

Occupancy expenses, which are the fixed and variable costs of land and building, consist primarily of lease payments, real estate taxes, depreciation charges, maintenance and costs of utilities. Depreciation of premises is computed using the straight-line method based on the useful lives of the related assets, which range from 15 to 40 years. Leasehold improvements are amortized over the shorter of the useful life of the asset or term of the lease.

Data processing expenses include fees paid to our third-party data processing service.

Foreclosed real estate activity expenses include the expenses incurred in the acquisition and sale of real estate acquired by foreclosure or by deed in lieu of foreclosure.

Telephone and postage expenses include our communication lines between branch offices, our Internet access and our mailing expenses, including certain deposit statements.

Advertising expenses include expenses for print advertisements, promotions and premium items.

Professional fees primarily include fees paid to our independent auditors, as well as our attorneys, predominantly in relation to problem assets and due to the increased costs of operating a public company.

Equipment expense includes expenses and depreciation charges related to office and banking equipment. Depreciation of equipment is computed using the straight-line method based on the useful lives of the related assets, which range from three to ten years.

Other expenses include federal insurance deposit premiums, charitable contributions, regulatory assessments, office supplies and other miscellaneous operating expenses.

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider the allowance for loan losses to be a critical accounting policy.

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; the value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. However, historically, our estimates and assumptions have provided results that did not differ materially from actual results. For example, we recorded a loss of $16,000 and recorded income of $1,000 in relation to repossessed assets in fiscal 2005 and 2004, respectively. Additionally, net recoveries/charge-offs to average loans for fiscal 2005 and 2004 were 0.07% and 0.03%, respectively.

Management reviews the level of the allowance on a quarterly basis, at a minimum, and establishes the provision for loan losses based on an evaluation of the portfolio, past loss experience, economic conditions and business conditions affecting our primary market area, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, the duration of the current business cycle, bank regulatory examination results and other factors related to the collectibility of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary if certain future events occur that cause actual results to differ from the assumptions used in making the evaluation. For example, a downturn in the local economy could cause increases in non-performing loans. Additionally, a decline in real estate values could cause some of our loans to become inadequately collateralized. In either case, this may require us to increase our provisions for loan losses, which would negatively impact earnings. Further, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. An increase to the allowance required to be made by the Office of Thrift Supervision would negatively impact our earnings. Additionally, a large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings. See note 1 to the notes to consolidated financial statements included in this Form 10-KSB.

At each of June 30, 2005 and 2004, over 80% of the loan portfolio consisted of real estate loans. However, a greater portion of the real estate loans consisted of multi-family and commercial real estate and construction loans at June 30, 2005, which carry a higher risk of default than one- to four-family residential real estate loans. The level of the allowance for loan losses has changed primarily due to changes in the composition of the loan portfolio, the growth of the loan portfolio, which has increased by 32.9% and 19.5% for fiscal 2005 and 2004, respectively, and improved asset quality as the level of nonperforming loans and charge-offs decreased in the 2005 fiscal year.

Operating Strategy

Our mission is to operate and grow a profitable community-oriented financial institution. We plan to achieve this by executing our strategy of:

•	aggressively attracting core deposits;

•	continuing to emphasize the origination of one- to four-family residential real estate loans;

•	pursuing opportunities to increase multi-family and commercial real estate lending in our market area;

•	continuing to use conservative underwriting practices to maintain the high quality of our loan portfolio; and

•	providing exceptional service to attract and retain customers.

Aggressively attract core deposits

Core deposits (accounts other than certificates of deposit) comprised 76.2% of our total deposits at June 30, 2005. We value core deposits because they represent longer-term customer relationships and a lower cost of funding compared to certificates of deposit. We aggressively seek core deposits through competitive pricing and targeted advertising.

Continue to emphasize the origination of one- to four-family residential real estate loans

Our primary lending activity is the origination of residential mortgage loans secured by homes in our market area. We intend to continue emphasizing the origination of residential mortgage loans going forward. At June 30, 2005, 68.6% of our total loans were one- to four-family residential real estate loans. We believe that our emphasis on residential lending, which carries a lower credit risk, contributes to our high asset quality.

Pursue opportunities to increase multi-family and commercial real estate lending in our market area

Multi-family and commercial real estate loans provide us with the opportunity to earn more income because they tend to have higher interest rates than residential mortgage loans. Additionally, we offer adjustable-rate multi-family and commercial real estate loans while we only offer fixed-rate one- to four-family real estate loans. Adjustable-rate loans, which reprice periodically, help to offset the adverse effects of an increase in interest rates, which improves our interest rate risk management. Multi-family and commercial real estate loans increased $4.9 million for the year ended June 30, 2005 and at June 30, 2005 comprised approximately 9.1% of total loans. There are many multi-family and commercial properties located in our market area, and we will continue to pursue these opportunities, while continuing to originate any such loans in accordance with what we believe are our conservative underwriting guidelines.

Continue to use conservative underwriting practices to maintain the high quality of our loan portfolio

We believe that high asset quality is a key to long-term financial success. We have sought to maintain a high level of asset quality and moderate credit risk by using underwriting standards which we believe are conservative. At June 30, 2005, our non-performing loans (loans that are 90 or more days delinquent) were 0.49% of our total loan portfolio and 0.48% of our total assets. We intend to continue our efforts to originate multi-family and commercial real estate loans and our philosophy of managing large loan exposures through our conservative approach to lending.

Provide exceptional service to attract and retain customers

As a community-oriented financial institution, we emphasize providing exceptional customer service as a means to attract and retain customers. We deliver personalized service and respond with flexibility to customer needs. We believe that our community orientation is attractive to our customers and distinguishes us from the large banks that operate in our market area. We have also provided Internet banking since 1997.

Balance Sheet Analysis

Loans. Our primary lending activity is the origination of loans secured by real estate. We originate real estate loans secured by one- to four-family residential real estate, and to a much lesser extent, secured by multi-family and commercial real estate. At June 30, 2005, real estate loans totaled $89.0 million, or 89.0% of total loans, compared to $64.9 million, or 87.0%, of total loans at June 30, 2004.

The largest segment of our real estate loans is one- to four-family residential real estate loans. At June 30, 2005, one- to four-family residential real estate loans totaled $68.6 million, which represented 77.0% of real estate loans and 68.6% of total loans compared to $54.8 million at June 30, 2004, which represented 84.5% of real estate loans and 73.5% of total loans. One- to four-family residential real estate loans increased $13.7 million, or 25.1%, in the year ended June 30, 2005 due to the continuing low interest rate environment and competitive pricing.

We purchase and originate loans secured by mobile homes. Mobile home loans totaled $10.2 million at June 30, 2005, which represented 10.3% of total loans, compared to $8.8 million at June 30, 2004, which represented 11.8% of total loans. To mitigate our exposure to this type of lending, we have limited the amount of mobile home loans to 15% of our loan portfolio. Mobile home loans increased in fiscal 2005 due to additional purchases from Forward National. A further discussion of our mobile home loans is contained in “Our Business—Lending Activities—Mobile Home Loans.”

We also originate construction loans secured by residential and multi-family and commercial real estate. This portfolio totaled $11.3 million at June 30, 2005, which represented 11.3% of total loans, compared to $5.8 million at June 30, 2004, which represented 7.8% of total loans. Construction loans increased $5.5 million, or 95.4%, for the year ended June 30, 2005 primarily because of increased residential construction lending, due to increased construction and rehabilitation projects in our market area and the lower interest rate environment.

Multi-family and commercial real estate loans totaled $9.1 million at June 30, 2005, which represented 10.3% of real estate loans and 9.1% of total loans, compared to $4.3 million at June 30, 2004, which represented 6.6% of real estate loans and 5.7% of total loans. Multi-family and commercial real estate loans increased $4.9 million, or 115.7%, for the year ended June 30, 2005 due to increased originations because of the continued emphasis of this type of lending and due to increased loan participations.

We also originate a variety of consumer loans, including loans secured by passbook or certificate accounts. Consumer loans totaled $762,000 and represented 0.8% of total loans at June 30, 2005, compared to $946,000, or 1.3% of total loans, at June 30, 2004.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At June 30,
	2005		2004
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family (1)	$68,555	68.55%	$54,821	73.50%
Multi-family and commercial	9,132	9.13	4,256	5.71
Construction	11,310	11.31	5,789	7.76

Total real estate loans	88,997	88.99	64,866	86.97

Mobile home loans	10,249	10.25	8,772	11.76
Other consumer loans	762	0.76	946	1.27

Total consumer loans	11,011	11.01	9,718	13.03

Total gross loans	100,008	100.00%	74,584	100.00%

Loans in process	(3,519)		(1,848)
Deferred loan fees, net	(89)		(195)
Allowance for loan losses	(349)		(292)

Total loans receivable, net	$96,051		$72,249

(1)	Includes second mortgage loans, home equity loans and home equity lines of credit.

The following table sets forth certain information at June 30, 2005 regarding the dollar amount of loans maturing during the periods indicated. The table does not include any estimate of prepayments, which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	One- to Four- Family	Multi- Family and Commercial	Construction	Mobile Home	Other Consumer	Total Loans
	(In thousands)
Amounts due in:
One year or less	$228	$53	$9,035	$5	$31	$9,352
More than one year to three years	2,012	433	2,275	31	319	5,070
More than three years to five years	2,254	1,311	—	95	128	3,788
More than five years to ten years	7,678	1,405	—	727	254	10,064
More than ten years to fifteen years	27,747	2,232	—	1,485	30	31,494
More than fifteen years	28,636	3,698	—	7,906	—	40,240

Total amount due	$68,555	$9,132	$11,310	$10,249	$762	$100,008

The following table sets forth the dollar amount of all loans at June 30, 2005 that are due after June 30, 2006 and have either fixed interest rates or floating or adjustable interest rates.

	Due After June 30, 2006
	Fixed-Rates	Floating or Adjustable-Rates	Total
	(In thousands)
One- to four-family	$65,372	$2,955	$68,327
Multi-family and commercial	5,734	3,345	9,079
Construction	2,275	—	2,275
Mobile home	10,244	—	10,244
Other consumer loans	731	—	731

Total loans	$84,356	$6,300	$90,656

The following table shows loan activity during the periods indicated.

	Year Ended June 30,
	2005	2004
	(In thousands)
Total loans at beginning of period	$72,249	$61,665

Loan originated:
One-to four-family	24,154	16,010
Multi-family and commercial	3,944	1,964
Construction	14,617	2,905
Mobile home	170	159
Other consumer	296	487

Total loans originated	43,181	21,525

Loans and participations purchased	4,624	4,697

Deduct:
Principal loan repayments	18,021	15,608
Loans and participations sold	5,955	—
Transfer to foreclosed real estate/repossessed assets	27	30

Net loan activity	23,802	10,584

Total loans at end of period	$96,051	$72,249

Securities. Our securities portfolio consists primarily of U.S. Treasury and U.S. government agency securities, mortgage-backed securities and a mutual fund that invests in adjustable-rate loans. Securities decreased $2.3 million, or 23.1%, in the year ended June 30, 2005 primarily due to the maturation and calling of securities. All of our mortgage-backed securities were issued by Ginnie Mae, Fannie Mae or Freddie Mac.

The following table sets forth the carrying amounts and fair values of our securities portfolio at the dates indicated.

	At June 30,
	2005		2004
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
			(In thousands)
Held-to-maturity securities:
Obligations of the U.S. Treasury and U.S. Government agencies	$3,003	$2,953	$4,004	$3,940
Mortgage-backed securities	347	362	484	496

Total held-to-maturity securities	3,350	3,315	4,488	4,436

Available-for-sale securities:
Obligations of the U.S. Treasury and U.S. Government agencies	1,013	981	2,022	1,994
Marketable equity securities	2,698	2,647	2,627	2,598
Mortgage-backed securities	691	714	908	928

Total available-for-sale securities	4,402	4,342	5,557	5,520

Total securities	$7,752	$7,657	$10,045	$9,956

At June 30, 2005, we had an investment in a variable-rate mortgage mutual fund offered by American Funds, with an amortized cost of $2.7 million and a fair value of $2.6 million. We had no other investments that had an aggregate book value in excess of 10% of our equity at June 30, 2005.

The following table sets forth the maturities and weighted average yields of securities at June 30, 2005. Weighted average yields are not presented on a tax-equivalent basis as the investment portfolio does not include any tax-exempt obligations.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield
	(Dollars in thousands)
Held-to-maturity securities:
Obligations of the U.S. Treasury and U.S. Government agencies	$—	—%	$2,003	3.11%	$1,000	5.00%	$—	—%	$3,003	3.74%
Mortgage-backed securities	—	—	42	5.96	—	—	305	6.49	347	6.43

Total held-to-maturity securities	$—	—	$2,045	3.17	$1,000	5.00	$305	6.49	$3,350	4.02

Available-for-sale securities:
Obligations of the U.S. Treasury and U.S. Government agencies	$—	—%	$981	2.07%	$—	—%	$—	—%	$981	2.07%
Marketable equity securities	2,647	3.42	—	—	—	—	—	—	2,647	3.42
Mortgage-backed securities	—	—	15	7.59	122	6.49	577	5.96	714	6.09

Total available-for-sale securities	$2,647	3.42	$996	2.16	$122	6.49	$577	5.96	$4,342	3.55

Official Checks. Official checks decreased $274,000, or 21.8%, from June 30, 2004 to June 30, 2005. The decrease in official checks was due to the timing of payments made by us that had cleared by June 30, 2005, such as for loan settlements and customer withdrawals.

Deposits. Our primary source of funds is our deposit accounts, which are comprised of demand deposits, savings accounts and time deposits. These deposits are provided primarily by individuals within our market area. We do not use brokered deposits as a source of funding. Deposits increased $4.4 million, or 5.0%, for the year ended June 30, 2005. The increase in deposits consisted primarily of an increase in NOW and money market accounts and certificates of deposit. The increase was attributable primarily to competitive interest rates, advertising and the movement of customer funds out of riskier investments, including the stock market.

The following table sets forth the balances of our deposit products at the dates indicated.

	At June 30,
	2005 Amount	2004 Amount
	(In thousands)
Non-interest bearing accounts	$3,304	$2,566
NOW and money market accounts	42,810	40,072
Savings accounts	23,565	24,423
Certificates of deposit	21,722	19,950

Total	$91,401	$87,011

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of June 30, 2005. Jumbo certificates of deposit require minimum deposits of $100,000.

Maturity Period	Amount
(In thousands)
Three months or less	$779
Over three through six months	1,054
Over six through twelve months	1,748
Over twelve months	2,775

Total	$6,356

The following table sets forth time deposits classified by rates at the dates indicated.

	At June 30,
	2005	2004
	(In thousands)
1.00 - 1.99%	$210	$4,883
2.00 - 2.99%	6,439	4,621
3.00 - 3.99%	7,615	3,338
4.00 - 4.99%	4,261	2,424
5.00 - 5.99%	1,101	1,453
6.00 - 6.99%	1,099	1,996
7.00 - 7.99%	997	1,235

Total	$21,722	$19,950

The following table sets forth the amount and maturities of time deposits at June 30, 2005.

	Amount Due					Total	Percent of Total Certificate Accounts
	Less Than One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years to Four Years	More Than Four Years
	(Dollars in thousands)
1.00 - 1.99%	$209	$1	$—	$—	$—	$210	1.0%
2.00 - 2.99%	5,555	860	24	—	—	6,439	29.6
3.00 - 3.99%	3,107	1,750	1,229	1,364	165	7,615	35.1
4.00 - 4.99%	415	790	942	54	2,060	4,261	19.6
5.00 - 5.99%	625	374	—	—	102	1,101	5.1
6.00 - 6.99%	1,099	—	—	—	—	1,099	5.1
7.00 - 7.99%	997	—	—	—	—	997	4.5

Total	$12,007	$3,775	$2,195	$1,418	$2,327	$21,722	100.0%

The following table sets forth the deposit activity for the periods indicated.

	Year Ended June 30,
	2005	2004
	(In thousands)
Beginning balance	$87,011	$75,602

Increase before interest credited	2,149	9,536
Interest credited	2,241	1,873

Net increase in deposits	4,390	11,409

Ending balance	$91,401	$87,011

Borrowings. Historically, we have not relied upon advances from the Federal Home Loan Bank of Atlanta. On June 28, 2005, we borrowed $5.0 million from the Federal Home Loan Bank to fund strong loan demand. The advance has a fixed rate of 4.04% and is due June 27, 2007. We may use additional advances from the Federal Home Loan Bank in the future to supplement our supply of lendable funds or to meet deposit withdrawal requirements. During the year ended June 30, 2004, we had no borrowings from the Federal Home Loan Bank.

The following tables present certain information regarding our Federal Home Loan Bank advances during the periods and at the dates indicated.

	For the Years Ended June 30,
	2005	2004
	(Dollars in thousands)
Maximum amount of advances outstanding at any month end	$5,000	—
Average advances outstanding	41	—
Weighted average rate paid on advances	4.04%	—

	At June 30,
	2005	2004
	(Dollars in thousands)
Balance outstanding at end of year	$5,000	—
Weighted average rate on advances at end of year	4.04%	—

Results of Operations for the Years Ended June 30, 2005 and 2004

Overview.

	2005	2004	% Change 2005/2004
	(Dollars in thousands)
Net income	$562	$542	5.4%
Return on average assets	0.51%	0.59%	(11.9)%
Return on average equity	4.36%	7.01%	(37.8)%
Average equity to average assets	11.98%	8.61%	39.3%

Net income increased $20,000, or 5.4%, for fiscal 2005 due primarily to increases in net interest income, offset by a decrease in non-interest income and an increase in non-interest expenses. Net interest income increased primarily as a result of a higher volume of interest-earning assets and was partially offset by an increase in the volume of interest-bearing liabilities.

Net Interest Income. Net interest income increased $601,000, or 21.3%, to $3.4 million for fiscal 2005. The increase in net interest income for fiscal 2005 was primarily attributable to a higher volume of interest-earning assets offset by a slight increase in the cost of funds. Our net interest margin decreased from 3.35% for fiscal 2004 to 3.13% for fiscal 2005 and our interest rate spread decreased from 3.15% for fiscal 2004 to 3.08% for fiscal 2005.

Total interest income increased $1.0 million, or 20.6%, to $5.7 million for fiscal 2005, resulting from an increase in the volume of interest-earning assets. During fiscal 2005, average interest-earning assets increased by $18.2 million, or 21.7%, to $102.4 million, while the average yield decreased four basis points to 5.53%. The composition of interest-earning assets consists of loans, securities and interest-bearing deposits. Interest on loans increased $1.0 million, or 21.9%, to $5.1 million for fiscal 2005 due to a $20.8 million, or 33.3%, increase in the average balance of loans, offset by a decrease in the yield from 6.72% to 6.14%. During fiscal 2005, we originated loans at lower interest rates due to the continuing low interest rate environment. Interest on securities decreased 18.2% due to the decrease in the average yield from 3.74% to 3.61% and a decrease in the average balance of securities.

Total interest expense increased $368,000, or 19.6%, to $2.2 million for fiscal 2005 primarily due to an increase in the average balance. The average interest rate paid on deposits increased only three basis points to 2.45%.

Average Balances and Yields. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. For purposes of this table, average balances have been calculated using month-end balances, except for FHLB advances. FHLB advances were calculated using daily averages as using month-end balances resulted in a material difference. Management does not believe that the use of month-end balances instead of daily average balances in the remainder of the table has caused any material differences in the information presented.

	Year Ended June 30,
	2005			2004
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$83,308	$5,120	6.14%	$62,480	$4,200	6.72%
Securities	8,875	320	3.61	10,456	391	3.74
Interest-bearing deposits	9,502	202	2.13	8,427	68	0.81
Federal Funds	757	21	2.77	2,839	35	1.23

Total interest-earning assets	102,442	5,663	5.53	84,202	4,694	5.57

Non-interest-earning assets	7,006			5,638

Total assets	$109,448			$89,840

Interest-bearing liabilities:
Interest-bearing deposits:
Passbook accounts	$7,210	$122	1.69%	$7,436	105	1.41%
Statement savings	18,932	368	1.94	14,775	275	1.86
Money market accounts	38,401	923	2.40	29,512	644	2.18
NOW accounts	5,679	72	1.27	4,773	60	1.26
Certificates of deposit	20,774	756	3.64	20,903	789	3.77

Total interest-bearing deposits	90,996	2,241	2.46	77,399	1,873	2.42
FHLB advances	41	—	—	—	—	—

Total interest-bearing liabilities	91,037	2,241	2.45	77,399	1,873	2.42

Non-interest-bearing deposits	2,882			2,518
Other non-interest-bearing liabilities	2,421			2,192

Total liabilities	96,340			82,109

Total equity	13,108			7,731

Total liabilities and equity	$109,448			$89,840

Net interest income		$3,422			$2,821

Interest rate spread			3.08%			3.15%
Net interest margin			3.13%			3.35%
Interest-earning assets as a percentage of interest-bearing liabilities		112.10%		108.79%

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionately based on the changes due to rate and the changes due to volume.

	2005 Compared to 2004
	Increase (Decrease) Due to		Net
	Volume	Rate
	(In thousands)
Interest income:
Loans receivable	$1,305	$(385)	$920
Securities	(57)	(14)	(71)
Interest-earning deposits	10	124	134
Federal Funds	(38)	24	(14)

Total interest income	1,220	(251)	969
Interest expense:
Deposit:
Passbook accounts	(3)	20	17
Savings accounts	80	13	93
Money market accounts	209	70	279
NOW accounts	11	1	12
Certificates of deposit	(5)	(28)	(33)

Total interest expense	292	76	368

Net interest income	$928	$(327)	$601

Provision for Loan Losses. The provision for loan losses decreased $59,000, or 100.0%, from $59,000 for fiscal 2004 to $0 for fiscal 2005. The lack of provision reflects net recoveries and the continued strong quality of the loan portfolio.

An analysis of the changes in the allowance for loan losses, non-performing loans and classified loans is presented under “–Risk Management–Analysis of Non-Performing and Classified Assets” and “–Risk Management–Analysis and Determination of the Allowance for Loan Losses.”

Non-Interest Income. The following table shows the components of other income and the percentage changes from 2005 to 2004.

	Year Ended June 30,		% Change 2005/2004
	2005	2004
	(Dollars in thousands)
Service fees on deposits	$112	$118	(5.1)%
Service fees on loans	16	27	(40.7)
Income from investment in life insurance policy	81	84	(3.6)
Income from death benefit	—	100	(100.0)
Other income	34	19	78.9

Total	$243	$348	(30.2)

Service fees on deposits decreased due to fewer fees collected on overdrawn checks. Service fees on loans decreased due to fewer fees collected on delinquent loans. Income from investment in life insurance policy decreased due to lower market interest rates. Other income increased due to an increase in ATM fees earned.

Non-Interest Expenses. The following table shows the components of non-interest expenses and the percentage changes from fiscal 2005 to fiscal 2004.

	2005	2004	% Change
	(Dollars in thousands)

Compensation and related expenses	$1,537	$1,333	15.3%
Occupancy	149	121	23.1
Data processing	291	254	14.6
Foreclosed real estate activity	16	(1)	1,700.0
Telephone and postage	69	57	21.1
Advertising	77	72	6.9
Professional fees	183	77	137.7
Equipment expense	111	94	18.1
Other	366	279	31.2

Total	$2,799	$2,286	22.4

Efficiency ratio (1)	77.4%	72.1%

(a)	Computed as non-interest expenses divided by the sum of net interest income and other income.

The majority of increases in non-interest expense reflect a full year of operation of the new Anne Arundel branch which opened in February 2004. Professional fees increased due to the additional legal and accounting costs incurred in operating as a public company.

Income Taxes. The provision for income taxes increased $36,000, or 12.8%, from $282,000 for fiscal year 2004 to $304,000 for fiscal year 2005 due primarily to the increase in pre-tax income. The Company’s effective tax rate was 35.1% for fiscal year 2005 compared to 34.2% for fiscal year 2004.

Risk Management

Overview. Managing risk is an essential part of successfully managing a financial institution. Our most prominent risk exposures are credit risk, interest rate risk and market risk. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or investment when it is due. Interest rate risk is the potential reduction of interest income as a result of changes in interest rates. Market risk arises from fluctuations in interest rates that may result in changes in the values of financial instruments, such as available-for-sale securities that are accounted for on a mark-to-market basis. Other risks that we encounter are operational risks, liquidity risks and reputation risk. Operational risks include risks related to fraud, regulatory compliance, processing errors, technology and disaster recovery. Liquidity risk is the possible inability to fund obligations to depositors, lenders or borrowers. Reputation risk is the risk that negative publicity or press, whether true or not, could cause a decline in our customer base or revenue.

Credit Risk Management. Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans. Our strategy also emphasizes the origination of one- to four-family residential real estate loans, which typically have lower default rates than other types of loans and are secured by collateral that generally tends to appreciate in value.

When a borrower fails to make a required loan payment, we take a number of steps to have the borrower cure the delinquency and restore the loan to current status. We make initial contact with the borrower when the loan becomes 15 days past due. If payment is not received by the 35th day of delinquency, a letter from our President and Chief Executive Officer is sent. Typically, when the loan becomes 60 days past due, a letter is sent from our attorney notifying the borrower that we will commence foreclosure proceedings if the loan is not paid in full within 30 days. Generally, loan workout arrangements are made with the borrower at this time; however, if an arrangement cannot be structured before the loan becomes 90 days past due, we will commence foreclosure proceedings against any real property that secures the loan or attempt to repossess any personal property that secures a consumer loan. If a foreclosure action is instituted and the loan is not brought current, paid in full or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure.

Management informs the board of directors monthly of the amount of loans delinquent more than 30 days.

Analysis of Non-Performing and Classified Assets. We consider repossessed assets and loans that are 90 days or more past due to be non-performing assets. When a loan becomes 90 days delinquent, the loan is placed on non-accrual status at which time the accrual of interest ceases and an allowance for any uncollectible accrued interest is established and charged against operations. Typically, payments received on a non-accrual loan are applied to the outstanding principal and interest as determined at the time of collection of the loan.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired, it is recorded at fair value, net of estimated selling costs, at the date of foreclosure. Holding costs and declines in fair value after acquisition of the property result in charges against income.

Non-performing assets totaled $551,000, or 0.48% of total assets, at June 30, 2005, which is a decrease of $8,000, or 1.4%, from June 30, 2004. The decrease in non-performing assets was primarily due to a decrease in non-accrual one- to four-family loans of $23,000. Non-accrual loans accounted for 86.2% of total non-performing assets at June 30, 2005. At June 30, 2005, non-accrual loans were comprised of $464,000 in one- to four-family residential real estate loans and $11,000 in other consumer loans. At June 30, 2005, $71,000 of the allowance for loan losses related to non-accrual real estate loans.

The following table provides information with respect to our non-performing assets at the dates indicated. We did not have any troubled debt restructurings at the dates presented.

	At June 30,
	2005	2004
	(Dollars in thousands)
Non-accruing loans:
One- to four-family	$464	$481
Multi-family and commercial	—	—
Construction	—	—
Mobile home	—	17
Other consumer	11	—

Total	475	498

Accruing loans past due 90 days or more	—	—
Foreclosed real estate	—	—
Other repossessed assets	76	61

Total non-performing assets	$551	$559

Total non-performing loans to total loans	0.49%	0.67%
Total non-performing loans to total assets	0.40	0.51
Total non-performing assets to total assets	0.48	0.57

Other than disclosed in the above table, there are no other loans at June 30, 2005 that management has serious doubts about the ability of the borrowers to comply with the present repayment terms.

Interest income that would have been recorded for the year ended June 30, 2005 had nonaccruing loans been current according to their original terms amounted to $41,000. The amount of interest related to these loans included in interest income was $22,000 for the year ended June 30, 2005.

Federal regulations require us to review and classify our assets on a regular basis. In addition, the Office of Thrift Supervision has the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable and there is a high possibility of loss. An asset classified “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations also provide for a “special mention” category, described as assets that do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention. When we classify an asset as substandard or doubtful, we establish a specific allowance for loan losses. If we classify an asset as loss, we charge off an amount equal to 100% of the portion of the asset classified as loss.

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At June 30,
	2005	2004
	(In thousands)
Special mention assets	$353	$154
Substandard assets	482	380
Doubtful assets	—	—
Loss assets	—	—

Total classified assets	$835	$534

Classified assets at June 30, 2005 included six loans totaling $475,000 that were considered non-performing. Classified assets at June 30, 2004 included two loans totaling $380,000 that were considered non-performing. Classified assets were less than total non-performing assets at June 30, 2004 as we generally do not classify a loan that is well-collateralized, even if such loan is more than 90 days delinquent, because the risk of loss of principal on a loan is remote.

Classified assets exceeded total non-performing assets at June 30, 2005 due to an increase in special mention assets. The special mention assets classification includes consumer loans that are more than 30 days but less than 90 days past due.

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At June 30,
	2005				2004
	60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)
One- to four-family loans	1	$49	8	$464	3	$122	9	$481
Multi-family and commercial real estate loans	—	—	—	—	—	—	—	—
Mobile home	16	350	—	—	9	143	1	17
Other consumer	1	4	1	11	2	11	—	—

Total	18	$403	9	$475	14	$276	10	$498

Analysis and Determination of the Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

Our methodology for assessing the appropriateness of the allowance for loan losses consists of three key elements: (1) specific allowances for identified problem loans; (2) a general valuation allowance on certain identified problem loans; and (3) a general valuation allowance on the remainder of the loan portfolio. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.

Specific Allowance Required for Identified Problem Loans. We establish an allowance on certain identified problem loans based on such factors as: (1) the strength of the customer’s personal or business cash flows; (2) the availability of other sources of repayment; (3) the amount due or past due; (4) the type and value of collateral; (5) the strength of our collateral position; (6) the estimated cost to sell the collateral; and (7) the borrower’s effort to cure the delinquency.

General Valuation Allowance on Certain Identified Problem Loans. We also establish a general allowance for classified loans that do not have an individual allowance. We segregate these loans by loan category and assign allowance percentages to each category based on inherent losses associated with each type of lending and consideration that these loans, in the aggregate, represent an above-average credit risk and that more of these loans will prove to be uncollectible compared to loans in the general portfolio.

General Valuation Allowance on the Remainder of the Loan Portfolio. We establish another general allowance for loans that are not classified to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets. This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages based on our historical loss experience, delinquency trends and management’s evaluation of the collectibility of the loan portfolio. The allowance may be adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary market area, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results. The applied loss factors are re-evaluated quarterly to ensure their relevance in the current real estate environment.

The Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses. The Office of Thrift Supervision may require us to make additional provisions for loan losses based on judgments different from ours.

At June 30, 2005, our allowance for loan losses represented 0.36% of total loans and 73.47% of non-performing loans. The allowance for loan losses increased to $349,000 at June 30, 2005 from $292,000 at June 30, 2004, due to recoveries of $78,000, offset by charge-offs of $21,000. There was no change in the loss factors used to calculate the allowance from June 30, 2004 to June 30, 2005.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At June 30,
	2005			2004
	Amount	% of Allowance to Total Allowance	% of Loans in Each Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Each Category to Total Loans
	(Dollars in thousands)
One- to four-family	$148	42.41%	68.55%	$171	58.56%	73.50%
Multi-family and commercial	25	7.16	9.13	13	4.45	5.71
Construction	30	8.60	11.31	18	6.17	7.76
Mobile home	136	38.97	10.25	80	27.40	11.76
Other consumer	10	2.86	0.76	10	3.42	1.27

Total allowance for loan losses	$349	100.00%	100.00%	$292	100.00%	100.00%

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and our results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing our loan portfolio, will not request us to increase our allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated. Where specific loan loss allowances have been established, any difference between the loss allowance and the amount of loss realized has been charged or credited to current income.

	Year Ended June 30,
	2005	2004
	(Dollars in thousands)
Allowance for loan losses, at beginning of year	$292	$252
Provision for loan losses	—	59
Charge-offs:
Real estate	—	—
Mobile home	1	74
Other consumer	20	22

Total charge-offs	21	96
Recoveries:
Real estate	—	—
Mobile home	45	32
Other consumer	33	45

Total recoveries	78	77

Net (recoveries) charge-offs	(57)	19

Allowance for loan losses, end of period	$349	$292

Allowance to non-performing loans	73.47%	58.63%
Allowance to total loans outstanding at end of period	0.36%	0.39%
Net (recoveries) charge-offs to average loans outstanding during the period	(0.07)%	0.03%

Interest Rate Risk Management. We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings. To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Also, we attempt to manage our interest rate risk through: an investment in a mutual fund that invests in adjustable-rate mortgage loans; an increased focus on multi-family and commercial real estate lending, which emphasizes the origination of shorter-term adjustable-rate loans; and efforts to originate fixed-rate mortgage loans with maturities of fifteen years or less. We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of off-balance sheet derivative financial instruments.

Our board of directors serves as our Asset/Liability Committee to communicate, coordinate and control all aspects involving asset/liability management. The committee monitors the volume and mix of assets and funding sources with the objective of managing assets and funding sources.

Net Portfolio Value Simulation Analysis. We use an interest rate sensitivity analysis prepared by the Office of Thrift Supervision to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or 100 and 200 basis point decrease in market interest rates. We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios. The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in our net portfolio value at June 30, 2005 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
300	$11,365	$(7,716)	(40)%	9.82%	(562	)bp
200	14,048	(5,034)	(26)	11.86	(358)
100	16,630	(2,452)	(13)	13.74	(170)
Static	19,081	—	—	15.44	—
(100)	20,402	1,320	7	16.31	86
(200)	20,653	1,572	8	16.43	98

The Office of Thrift Supervision uses certain assumptions in assessing the interest rate risk of savings associations. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others. As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table.

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments and maturities and sales of investment securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits, federal funds sold and short- and intermediate-term U.S. Treasury and federal agency securities.

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2005, cash and cash equivalents totaled $8.3 million, including interest-bearing deposits of $5.5 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $4.3 million at June 30, 2005. In addition, at June 30, 2005, we had the ability to borrow an additional $36.0 million from the Federal Home Loan Bank of Atlanta. On that date, we had $5.0 million outstanding.

At June 30, 2005, we had $2.2 million in loan commitments outstanding. In addition to commitments to originate loans, we had $641,000 in unused lines of credit and $3.5 million in undisbursed construction loans in process. Certificates of deposit due within one year of June 30, 2005 totaled $12.0 million, or 13.1% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and lines of credit. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2006. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. Our primary financing activities consist of activity in deposit accounts. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to increase core deposits. Occasionally, we offer promotional rates to attract certain deposit products.

The following table presents our primary investing and financing activities during the periods indicated.

	Year Ended June 30,
	2005	2004
	(In thousands)
Investing activities:
Loan originations	$43,181	$21,525
Loan and participation purchases	4,624	4,697
Securities purchases	72	3,584
Loan participation sales	5,955	—

Financing activities:
Increase in deposits	$4,390	$11,409
FHLB borrowings	5,000	—
Proceeds from sale of common stock	9,969	—

Capital Management. We have managed our capital to maintain strong protection for depositors and creditors. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2005, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision—Regulation of Federal Savings Associations—Capital Requirements” and “Regulatory Capital Compliance” and note 10 of the notes to the consolidated financial statements.

We also will manage our capital for maximum shareholder benefit. The capital from the offering significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities. We may use capital management tools such as cash dividends and share repurchases. However, under Office of Thrift Supervision regulations, we will not be allowed to repurchase any shares during the first year following the offering, except to fund the restricted stock awards under the stock-based benefit plan, unless extraordinary circumstances exist and we receive regulatory approval.

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. A presentation of our outstanding loan commitments and unused lines of credit at June 30, 2005 and their effect on our liquidity is presented at note 3 of the notes to the consolidated financial statements included in this prospectus and under “—Risk Management—Liquidity Management.”

For the year ended June 30, 2005, we did not engage in any off-balance-sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Effect of Inflation and Changing Prices

The financial statements and related financial data presented in this annual report on Form 10-KSB have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 7. FINANCIAL STATEMENTS

Information required by this item is included herein beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were ineffective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, as a result of the insufficient staffing in the accounting department due to the unexpected resignation in August 2005 of our controller. Our preparation of the year end financial statements was consistent with our prior practice, except that the historically our controller would primarily be responsible for producing the initial draft of the financial statements for review by the chief financial officer. The absence of a second level of review of the financial statements disclosures for the 2005 fiscal year resulted in revisions to the draft financial statement disclosures (which are reflected in, and does not affect the audited financial statement disclosures) as a result of the audit process. We have hired a new controller, which we believe will remedy the ineffectiveness of the internal controls and procedures previously identified. Further, we are currently seeking to hire an additional individual to our accounting department to strengthen our disclosure controls and procedures.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors

For information concerning the directors of the Company, the information contained under the section captioned “Proposal 1 – Election of Directors” in BV Financial’s Proxy Statement for the 2005 Annual Meeting of Stockholders is incorporated by reference.

Executive Officers

The Board of Directors annually elects the executive officers of BV Financial, Bay-Vanguard, M.H.C. and Bay-Vanguard Federal Savings Bank, who serve at the Board’s discretion. Our executive officers are:

Name	Position
Edmund T. Leonard	Chairman and Chief Financial Officer of BV Financial, Bay-Vanguard, M.H.C. and Bay-Vanguard Federal Savings Bank

Carolyn M. Mroz	President and Chief Executive Officer of BV Financial, Bay-Vanguard, M.H.C. and Bay-Vanguard Federal Savings Bank

Daniel J. Gallagher, Jr.	Senior Vice President of Bay-Vanguard Federal Savings Bank

Michele J. Kelly	Vice President of Bay-Vanguard Federal Savings Bank

Below is information regarding our executive officer who is not also a director. Unless otherwise stated, the individual has held her current occupation for the last five years. The age indicated is as of June 30, 2005.

Michele J. Kelly is a vice president of Bay-Vanguard Federal Savings Bank. Ms. Kelly was vice president of Vanguard Federal Savings and Loan Association prior to its merger with Bay Federal Savings and Loan Association in April 1996. Age 58.

Compliance with Section 16(a) of the Exchange Act

Reference is made to the cover page of this report and to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for information regarding compliance with Section 16(a) of the Exchange Act.

Disclosure of Audit Committee Financial Expert

For information concerning the audit committee financial expert, reference is made to the section captioned “Corporate Governance–Meetings and Committees of the Board of Directors–Audit Committee” in the Proxy Statement.

Disclosure of Code of Ethics and Business Conduct

For information concerning the Company’s code of ethics, the information contained under the section captioned “Corporate Governance–Code of Ethics and Business Conduct” in the Proxy Statement is incorporated by reference. A copy of the code of ethics is available, without charge, upon written request to Robert R. Kern, Jr., Corporate Secretary, BV Financial, Inc., 7114 North Point Road, Baltimore, Maryland 21219.

ITEM 10. EXECUTIVE COMPENSATION

The information contained under the sections captioned “Executive Compensation” and “Corporate Governance—Directors’ Compensation” in the Proxy Statement is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(b)	Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(c)	Changes in Control

Management of BV Financial knows of no arrangements, including any pledge by any person of securities of BV Financial, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

Information required by this item is incorporated herein by reference to the Section captioned “Proposal 2—Approval of the BV Financial Inc. 2005 Equity Incentive Plan—Equity Compensation Plan Information” of the Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the section captioned “Transactions with Management” in the Proxy Statement.

ITEM 13. EXHIBITS

3.1	Charter of BV Financial, Inc.(1)

3.2	Bylaws of BV Financial, Inc.(1)

4.0	Specimen Stock Certificate of BV Financial, Inc.(1)

10.1	Employment Agreement between Bay-Vanguard Federal Savings Bank and Edmund T. Leonard (2)

10.2	Employment Agreement between BV Financial, Inc. and Edmund T. Leonard (2)

10.3	Employment Agreement between Bay-Vanguard Federal Savings Bank and Carolyn M. Mroz (2)

10.4	Employment Agreement between BV Financial, Inc. and Carolyn M. Mroz (2)

10.5	Employment Agreement between Bay-Vanguard Federal Savings Bank and Daniel J. Gallagher, Jr.(2)

10.6	Form of Bay-Vanguard Federal Savings Bank Employee Stock Ownership Plan and Trust (1)

10.7	Form of ESOP Loan Commitment Letter and ESOP Loan Documents (1)

10.8	Form of Bay-Vanguard Federal Savings Bank Change in Control Severance Compensation Plan (1)

10.9	Bay-Vanguard Federal Savings Bank Employees’ Savings and Profit-Sharing Plan (1)

10.10	Form of Bay-Vanguard Federal Savings Bank Executive Supplemental Retirement Plan (1)

10.11	Form of Bay-Vanguard Federal Savings Bank Supplemental Executive Retirement Plan (1)

10.12	Form of Bay-Vanguard Federal Savings Bank Directors’ Supplemental Retirement Plan (1)

21.0	Subsidiaries of the Registrant

23.0	Consent of Beard Miller Company LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification

(1)	Incorporated herein by reference from the Exhibits to Form SB-2, Registration Statement and amendments thereto, initially filed on September 17, 2004, Registration No. 333-119083.
(2)	Incorporated herein by reference from the Exhibits to the Quarterly Report on Form 10-QSB, filed on May 13, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section captioned “Proposal 3–Ratification of Independent Auditors” in the Proxy Statement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BV Financial, Inc.

Date: September 28, 2005	By:	/s/Carolyn M. Mroz
Carolyn M. Mroz
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ Carolyn M. Mroz Carolyn M. Mroz	President, Chief Executive Officer and Director (principal executive officer)	September 28, 2005

/s/ Edmund T. Leonard Edmund T. Leonard	Chairman and Chief Financial Officer (principal accounting and financial officer)	September 28, 2005

/s/ Michael J. Birmingham, III Michael J. Birmingham, III	Director	September 28, 2005

/s/ Daniel J. Gallagher, Jr. Daniel J. Gallagher, Jr.	Director	September 28, 2005

/s/ Robert R. Kern, Jr. Robert R. Kern, Jr.	Director	September 28, 2005

/s/ Edmund J. Kowalewski Edmund J. Kowalewski	Director	September 28, 2005

/s/ Brian K. McHale Brian K. McHale	Director	September 28, 2005

/s/ Anthony J. Narutowicz Anthony J. Narutowicz	Director	September 28, 2005

/s/ Jerry S. Sopher Jerry S. Sopher	Director	September 28, 2005

/s/ Catherine M. Staszak Catherine M. Staszak	Director	September 28, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

BV Financial, Inc.

Baltimore, Maryland

We have audited the consolidated statements of financial condition of BV Financial, Inc. and subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of income, equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BV Financial, Inc. and subsidiaries as of June 30, 2005 and 2004 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BEARD MILLER COMPANY LLP

Baltimore, Maryland

September 8, 2005

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30,
	2005	2004
	(Dollars In Thousands Except Per Share Amounts)
ASSETS

Cash	$1,847	$1,204
Interest bearing deposits in other banks	5,471	5,006
Federal funds sold	1,018	3,662

Cash and Cash Equivalents	8,336	9,872

Securities available for sale	4,342	5,520
Securities held to maturity	3,350	4,488
Loans receivable, net of allowance for loan losses 2005 $349; 2004 $292	96,051	72,249
Premises and equipment, net	2,569	2,644
Federal Home Loan Bank of Atlanta stock, at cost	497	472
Investment in life insurance	1,813	1,732
Accrued interest receivable	417	344
Other assets	423	334

Total Assets	$117,798	$97,655

LIABILITIES AND EQUITY

LIABILITIES

Non-interest bearing deposits	$3,304	$2,566
Interest bearing deposits	88,097	84,445

	91,401	87,011

Federal Home Loan Bank advances	5,000	—
Official checks	983	1,257
Advance payments by borrowers for taxes and insurance	1,080	949
Other liabilities	886	524

Total Liabilities	99,350	89,741

COMMITMENTS AND CONTINGENCIES

EQUITY
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 9,000,000 shares authorized; 2,645,000 and 0 shares issued and outstanding at June 30, 2005 and at June 30, 2004	26	—
Paid-in capital	10,923	—
Unearned employee stock ownership plan shares	(963)	—
Retained earnings	8,499	7,937
Accumulated other comprehensive loss	(37)	(23)

Total Equity	18,448	7,914

Total Liabilities and Equity	$117,798	$97,655

See notes to consolidated financial statements.

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended June 30,
	2005	2004
	(In Thousands)
INTEREST INCOME

Loans, including fees	$5,120	$4,200
Investment securities	320	391
Other	223	103

Total Interest Income	5,663	4,694

INTEREST EXPENSE ON DEPOSITS	2,241	1,873

Net Interest Income	3,422	2,821

PROVISION FOR LOAN LOSSES	—	59

Net Interest Income after Provision for Loan Losses	3,422	2,762

NON-INTEREST INCOME

Service fees on deposits	112	118
Service fees on loans	16	27
Income from investment in life insurance	81	84
Other income	34	19
Death benefit from life insurance	—	100

Total Non-Interest Income	243	348

NON-INTEREST EXPENSES

Compensation and related expenses	1,537	1,333
Occupancy	149	121
Data processing	291	254
Foreclosed real estate/repossessed assets	16	(1)
Telephone and postage	69	57
Advertising	77	72
Professional fees	183	77
Equipment	111	94
Other	366	279

Total Non-Interest Expenses	2,799	2,286

Income before Income Taxes	866	824

PROVISION FOR INCOME TAXES	304	282

Net Income	$562	$542

See notes to consolidated financial statements.

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended June 30, 2005 and 2004

	Common Stock	Paid-In Capital	Unearned Employee Stock Ownership Plan Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(Dollars In Thousands)
BALANCE-JULY 1, 2003	$—	$—	$—	$7,395	$59	$7,454

Comprehensive income:
Net income	—	—	—	542	—	542
Unrealized holding losses (net of tax of $51)	—	—	—	—	(82)	(82)

Total Comprehensive Income						460

BALANCE - JUNE 30, 2004				7,937	(23)	7,914

Comprehensive income:
Net income	—	—	—	562	—	562
Unrealized holding losses (net of tax of $9)	—	—	—	—	(14)	(14)

Total Comprehensive Income						548

Shares issued in public offering	26	10,929	—	—	—	10,955
Shares purchased by Employee Stock Ownership Plan	—	—	(1,036)	—	—	(1,036)
Compensation expense under Employee Stock Ownership Plan	—	(6)	73	—	—	67

BALANCE - JUNE 30, 2005	26	10,923	(963)	8,499	(37)	18,448

See notes to consolidated financial statements.

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2005	2004
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$562	$542
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of discounts and premiums	10	15
Provision for loan losses	—	59
Amortization of deferred loan fees/costs	34	(76)
Provision for depreciation	130	92
Loss on sale of foreclosed real estate, repossessed assets and premises and equipment	—	30
Increase in cash surrender value of life insurance	(81)	(84)
Compensation expense under ESOP	67	—
Death benefit from life insurance	—	(100)
Increase (decrease) in other assets and other liabilities	236	(25)

Net Cash Provided by Operating Activities	958	453

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of securities available for sale	(72)	(1,079)
Proceeds from maturity of securities available for sale	1,000	—
Purchase of securities held to maturity	—	(2,505)
Proceeds from maturity of securities held to maturity	1,000	2,250
Principal collected on mortgage backed securities	355	1,360
Net increase in loans	(19,239)	(7,109)
Purchase of loans	(4,624)	(4,697)
Purchase of premises and equipment	(55)	(1,122)
Purchase of Federal Home Loan Bank stock	(320)	(7)
Proceeds from the sale of Federal Home Loan Bank stock	295	—
Proceeds from sale of foreclosed real estate	—	28
Proceeds from life insurance	—	193

Net Cash Used in Investing Activities	(21,660)	(12,688)

CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in official checks	(274)	790
Net increase in deposits	4,390	11,409
Increase in advance payments by borrowers for taxes and insurance	131	79
Advances from Federal Home Loan Bank	5,000	—
Capitalization of Bay-Vanguard M.H.C.	(50)	—
Proceeds from sale of common stock	9,969	—

Net Cash Provided by Financing Activities	19,166	12,278

Net Increase in Cash and Cash Equivalents	(1,536)	43

CASH AND CASH EQUIVALENTS - BEGINNING	9,872	9,829

CASH AND CASH EQUIVALENTS - ENDING	$8,336	$9,872

SUPPLEMENTARY CASH FLOWS INFORMATION

Interest paid	$2,237	$1,873

Income taxes paid	$264	$306

Net loans transferred to foreclosed real estate/repossessed assets	$27	$30

See notes to consolidated financial statements.

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Business

BV Financial, Inc. (the “Company”) was organized as a federally chartered corporation at the direction of Bay-Vanguard Federal Savings Bank (the “Bank” or “Bay-Vanguard Federal”) in January 2005 to become the mid-tier stock holding company for Bay-Vanguard Federal upon the completion of its reorganization into the mutual holding company form of organization. Pursuant to the Plan of Reorganization, the Bank converted to stock form with all of its stock owned by the Company and organized Bay-Vanguard, M.H.C. as a federally chartered mutual holding company that owns 55% of the common stock of the Company. As part of the reorganization, the Company sold 1,190,250 shares of its common stock at a price of $10.00 per share to members of the Bank in a subscription offering raising approximately $10.0 million in net proceeds.

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

The Bank’s savings accounts are insured up to the applicable legal limits by the Federal Deposit Insurance Corporation through the Savings Association Insurance Fund. Bay-Vanguard Federal is a member of the Federal Home Loan Bank System. Housing Recovery Corporation’s primary business is holding real estate and other assets acquired by the Bank through foreclosure or repossession.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the Bank and its wholly-owned subsidiary, Housing Recovery Corporation. The Company was organized on January 12, 2005. Accordingly, the information at June 30, 2004, relates to the Bank and Housing Recovery Corporation. All intercompany balances and transactions have been eliminated in consolidation.

Basis of Financial Statement Presentation and Significant Estimates

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses.

Significant Group Concentrations of Credit Risk

Most of the Company’s activities are with customers located within the Baltimore Metropolitan Area. The Company does not have any significant concentrations to any one industry or customer.

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Securities

The Company follows Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which requires investments in securities to be classified in one of three categories: held to maturity, trading or available for sale. Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and are reported at amortized cost (including amortization of premium or accretion of discount). As the Company does not engage in security trading, the balance of its debt securities and any equity securities are classified as available for sale. Net unrealized gains and losses for such securities are required to be recognized as increases or decreases in other comprehensive income, net of taxes, and excluded from the determination of net income. Realized gains and losses on sales of securities are determined using the specific identification method and are included in earnings. Premiums and discounts are recognized in interest income using the interest method over the terms of the securities.

Federal law requires a member institution of the Federal Home Loan Bank System to hold stock of its district Federal Home Loan Bank according to a predetermined formula. This restricted stock is carried at cost.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed based on the straight-line method over the useful lives of the respective assets. Expenditures for improvements are capitalized while cost for maintenance and repairs are expensed as incurred. The Bank capitalized $8,034 of interest in connection with the construction of a new branch during the year ended June 30, 2004.

Advertising Costs

Advertising costs are expensed as incurred.

Foreclosed Real Estate

Foreclosed real estate is composed of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure and is included in other assets. Foreclosed assets initially are recorded at fair value, net of estimated selling costs, at the date of foreclosure, establishing a new cost basis. If the fair value is less than the related loan balance at the time of acquisition, a charge against the allowance for loan losses is recorded. After foreclosure, valuations are periodically performed by management and the assets are carried at the lower of cost or fair value minus estimated costs to sell. Revenues and expenses from operations and changes in the valuation allowance are included in foreclosed real estate expense.

Deferred Income Taxes

Deferred income taxes are recognized for temporary differences between the financial reporting basis and income tax basis of assets and liabilities based on enacted tax rates expected to be in effect when such amounts are realized or settled. Deferred tax assets are recognized only to the extent that is more likely than not that such amounts will be realized based on consideration of available evidence.

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Loans Receivable

Loans receivable are stated at unpaid principal balances, less undisbursed portion of loans in process, deferred loan origination fees and costs and the allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees and cost are deferred and recognized as an adjustment to the yield (interest income) of the related loans. The Company is amortizing these amounts over the contractual life of the loan using the interest method.

The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income is reversed. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectibility of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt. Cash payments on impaired loans are recorded in the same manner as payments on non-accrual loans.

Purchased Mortgage Loans

The Company records its investment in purchased loans at cost. The related premium or discount is recognized over the contractual life of the purchased loan and is included as part of interest income. Principal is reduced as payments are received. The Company evaluates the realization of such loans when determining the allowance for loan losses.

Allowance for Loan Losses

The allowance for loan losses is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is maintained at a level to provide for losses that are probable and can be reasonably estimated. Management’s periodic evaluation of the adequacy of the allowance is based on the Bank’s past loan loss experience, known and inherent losses in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans.

The allowance consists of specific and general components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Allowance for Loan Losses (Continued)

A loan is considered past due or delinquent when a contractual payment is not paid in the month that it is due. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for multi-family, commercial real estate and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer, mobile home, and residential real estate loans for impairment disclosures.

Investment in Life Insurance

The Company did not have any loans against the cash surrender value of the life insurance policies at June 30, 2005 or 2004. The face value of the life insurance policies at June 30, 2005 and 2004 was $3,719,000. The cash proceeds from the death benefits are restricted by split dollar agreements with certain officers in the amount of $771,000 at June 30, 2005 and 2004.

Statement of Cash Flows

Cash and cash equivalents in the statement of cash flows include cash, interest-bearing deposits in other banks with an original maturity of 90 days or less and federal funds sold.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Company has entered into commitments to extend credit. Such financial instruments are recorded when they are funded.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on securities available for sale, are reported as a separate component of the equity section of the statement of financial condition, such items, along with net income, are components of comprehensive income.

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Earnings Per Share

Earnings per share have not been presented since the Company converted to stock form on January 12, 2005 and such information would not be meaningful.

Employee Stock Ownership Plan

The Company accounts for its employee stock ownership plan (“ESOP”) in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position 93-6. The cost of shares issued to the ESOP but not yet allocated to participants is presented in the consolidated statement of financial condition as a reduction of stockholders’ equity. Compensation expense is recorded based on the market price of the shares as they are committed to be released for allocation to participant accounts. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in capital. Dividends on allocated ESOP shares are reflected as a reduction of debt.

Shares are considered outstanding for earnings per share calculations when they are committed to be released; unallocated shares are not considered outstanding.

NOTE 2 - SECURITIES

Securities at June 30, 2005 and 2004 consisted of the following:

	June 30, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for Sale
Marketable equity securities	$2,698	$—	$51	$2,647
U.S. Government and federal agencies securities	1,013	—	32	981
Mortgage-backed securities	691	23	—	714

	$4,402	$23	$83	$4,342

	June 30, 2004
Available for Sale
Marketable equity securities	$2,627	$—	$29	$2,598
U.S. Government and federal agencies securities	2,022	5	33	1,994
Mortgage-backed securities	908	20	—	928

	$5,557	$25	$62	$5,520

No securities were sold during the years ended June 30, 2005 or 2004.

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SECURITIES (CONTINUED)

	June 30, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Held to Maturity
U.S. Government and federal agencies securities	$3,003	$1	$51	$2,953
Mortgage-backed securities	347	15	—	362

	$3,350	$16	$51	$3,315

	June 30, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Held to Maturity
U.S. Government and federal agencies securities	$4,004	$1	$65	$3,940
Mortgage-backed securities	484	12	—	496

	$4,488	$13	$65	$4,436

The amortized cost and fair value of securities as of June 30, 2005, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	1,013	981	2,003	1,952
Due after five years through ten years	—	—	1,000	1,001
Mortgage-backed securities	691	714	347	362
Marketable equity securities	2,698	2,647	—	—

	$4,402	$4,342	$3,350	$3,315

All mortgage-backed securities are FHLMC, FNMA or GNMA backed securities.

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SECURITIES (CONTINUED)

Below is a schedule of securities with unrealized losses as of June 30, 2005. Unrealized losses are the result of interest rate levels differing from those existing at the time of purchase of the securities and, as to mortgage-backed securities, actual and estimated prepayment speeds. These unrealized losses are considered temporary as they reflect fair values on June 30, 2005 and are subject to change daily as interest rates fluctuate.

	Continuous Unrealized Losses for More Than 12 Months		Continuous Unrealized Losses for Less Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
U.S. Government and federal agencies securities
HTM - three securities	$2,951	$51	$—	$—
AFS - one security	981	32	—	—
Marketable equity securities - one security	2,647	51	—	—

	$6,579	$134	$—	$—

NOTE 3 - LOANS RECEIVABLE

Loans receivable at June 30, 2005 and 2004 consist of the following:

	2005	2004
	(In Thousands)
Real estate loans:
Secured by one-to-four family residences	$68,555	$54,821
Secured by other properties	9,132	4,256
Construction loans	11,310	5,789
Mobile home loans	10,249	8,772
Consumer loans	413	556
Share loans	349	390

	100,008	74,584

Loans in process	(3,519)	(1,848)
Deferred loan origination fees, net	(89)	(195)
Allowance for loan losses	(349)	(292)

Total loans receivable - net	$96,051	$72,249

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE (CONTINUED)

Residential lending is generally considered to involve less risk than other forms of lending, although payment experience on these loans is dependent to some extent on economic and market conditions in the Bank’s lending area. Multi-family, commercial real estate and construction loan repayments are generally dependent on the operations of the related properties or the financial condition of its borrower or guarantor. Accordingly, repayment of such loans can be more susceptible to adverse conditions in the real estate market and the regional economy.

Substantially all of the Bank’s loans receivable are mortgage loans secured by residential, multi-family and commercial real estate properties located in the State of Maryland. Loans are extended only after evaluation by management of customers’ creditworthiness and other relevant factors on a case-by-case basis. The Bank generally does not lend more than 90% of the appraised value of a property and usually requires private mortgage insurance on residential mortgages with loan-to-value ratios in excess of 80%. In some instances, the Bank will lend up to 90% of the appraised value of a property through a combination of first and second mortgages without requiring private mortgage insurance. The Bank originates and purchases mobile home loans to owner occupied borrowers up to a maximum of 90% of the value of the mobile home. In addition, the Bank generally obtains personal guarantees of repayment from borrowers and/or others for construction, commercial and multifamily residential loans and disburses the proceeds of construction and similar loans only as work progresses on the related projects.

The following is a summary of the allowance for loan losses at June 30, 2005 and 2004:

	2005	2004
	(In Thousands)
Balance at beginning of the year	$292	$252
Provision for loan losses	—	59
Loans charged-off	(21)	(96)
Recovery of loans charged-off	78	77

Balance at end of year	$349	$292

The Bank had no impaired loans as defined by SFAS No. 114 at June 30, 2005 and 2004.

Non-accrual loans that are not subject to SFAS No. 114 totaled approximately $475,000 and $498,000 at June 30, 2005 and 2004, respectively. The Bank was not committed to fund additional amounts on these loans at June 30, 2004. The Bank did not have any loan balances past due 90 days or more and still accruing interest at June 30, 2005 or 2004.

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE (CONTINUED)

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financial needs of its customers. These financial instruments are limited to commitments to originate loans and unused lines of credit and involve to varying degrees elements of credit risk in excess of the amount recognized in the statement of financial position. The contract amounts of these instruments express the extent of involvement the Bank has in each class of financial instruments.

The Bank’s exposure to credit loss from non-performance by the other party to the above mentioned financial instruments is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Unless otherwise noted, the Bank requires collateral or other security to support financial instruments with off-balance-sheet credit risk.

Financial Instruments Whose Contract Amounts Represent Credit Risk	Contract Amount at June 30,
	2005	2004
	(In Thousands)
Loan commitments	$2,171	$4,750
Unused lines of credit	641	2,766

Mortgage loan commitments of $1,436,000 not reflected in the accompanying consolidated financial statements at June 30, 2005 are for fixed rate mortgages from 4.50% to 7.00%. There were consumer loan commitments of $735,000 at June 30, 2005 at rates from 9.80% to 11.65%. Mortgage loan commitments of $3,761,000 not reflected in the accompanying consolidated financial statements at June 30, 2004 are for fixed rate mortgages from 4.625% to 6.875%. There were consumer loan commitments of $989,000 at June 30, 2004 at rates from 10.15% to 12.75%. Loan commitments expire 60 days from the date of the commitment.

Lines of credit are loan commitments to individuals and companies and have fixed expiration dates as long as there is no violation of any condition established in the contract. The Bank evaluates each customer’s credit worthiness on a case-by-case basis.

The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers. No amount has been recognized in the statement of financial condition at June 30, 2005 as a liability for credit loss.

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - PREMISES AND EQUIPMENT

Premises and equipment at June 30, 2005 and 2004 are summarized by major classification as follows:

	2005	2004	Useful Life in Years
	(In Thousands)
Land	$1,083	$1,083	—
Building	1,292	1,290	15 – 40
Leasehold improvements	285	280	5 – 25
Furniture, fixtures, and equipment	689	641	3 – 10

	3,349	3,294
Accumulated depreciation	(780)	(650)

	$2,569	$2,644

Depreciation expense for the years ended June 30, 2005 and 2004 was $130,000 and $92,000, respectively.

NOTE 5 - INVESTMENT IN FEDERAL HOME LOAN BANK OF ATLANTA STOCK

The Bank is required to maintain an investment in the stock of the Federal Home Loan Bank of Atlanta (“FHLB”) in an amount equal to at least 0.20% of the Bank’s total assets plus 4.50% of its outstanding advances from the FHLB, whichever is greater. Purchases and sales of stock are made directly with the FHLB at par value.

NOTE 6 - DEPOSITS

Deposits are composed of the following:

	June 30,
	2005	2004
	(In Thousands)
Non-interest bearing	$3,304	$2,566
NOW and money market accounts	42,810	40,072
Savings accounts	23,565	24,423
Certificates of deposit	21,722	19,950

	$91,401	$87,011

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – DEPOSITS (CONTINUED)

Interest expense on deposits for the years ended June 30, 2005 and 2004 is as follows:

	2005	2004
	(In Thousands)
NOW and money market accounts	$995	$704
Savings accounts	490	380
Certificates of deposit	756	789

	$2,241	$1,873

At June 30, 2005, the Bank had outstanding $6,356,000 in certificates of deposit in excess of $100,000. Deposits in excess of $100,000 may not be insured by the FDIC.

At June 30, 2005, scheduled maturities of certificates of deposit are as follows (in thousands):

Year ending June 30:
2006	$12,007
2007	3,775
2008	2,195
2009	1,418
2010	2,327

$21,722

NOTE 7 – FEDERAL HOME LOAN BANK ADVANCES

At June 30, 2005 and 2004, the Bank has an agreement under a blanket floating lien with the FHLB of Atlanta providing the Bank a line of credit of $41.0 million. At June 30, 2005 the Bank had outstanding advances of $5.0 million at a rate of 4.04% which mature in June, 2007. The Bank is required to maintain as collateral for its FHLB advances qualified mortgage loans in an amount equal to 125% of the outstanding advances. No advances were outstanding at June 30, 2004.

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – PROFIT SHARING AND DEFERRED COMPENSATION AGREEMENTS

The Bank has a profit-sharing plan and a 401(k) plan for all eligible employees. Contributions to the plans are discretionary by the Board of Directors. Expenses for the years ended June 30, 2005 and 2004 were $30,000 and $30,000 for the profit-sharing plan and $23,000 and $10,000 for the 401(k) plan, respectively.

The Company has a deferred compensation agreement with two of its executive officers. Under each executive officer’s agreement, the deferred compensation will be paid from the proceeds in excess of cash value of life insurance policies. The cost of the insurance is charged to operations as incurred. The amount of an executive officer’s benefit is determined pursuant to the accrual of two accounts: (i) a pre-retirement account and (ii) an index retirement benefit account. The pre-retirement account is a liability reserve account of the Bank and, prior to the executive officer’s termination of service or retirement is increased or decreased each calendar year by the aggregate annual after-tax income from specified life insurance policies purchased or deemed purchased by the Bank reduced by an “opportunity cost,” which is calculated by taking into account the Bank’s after-tax cost of funds. The index retirement benefit account for any calendar year is equal to the excess of the annual earnings (if any) of the insurance policies for that year over the “opportunity cost” for that year.

The directors entered into a supplemental retirement plan. The directors are 100% vested in a pre-retirement account at the effective date of the plan. The balance at the effective date of the plan was $10,000. The index retirement benefit for each director each year is equal to the excess of the index over the cost of funds divided by a factor equal to 1.20 minus the marginal tax rate. The index is the aggregate annual after-tax income from life insurance contracts. At retirement, the directors are entitled to the balance of the pre-retirement account in 120 monthly installments.

The accrued liabilities for the aforementioned plans were $331,000 and $217,000 for the executive plans and $138,000 and $131,000 for the directors’ plans at June 30, 2005 and 2004, respectively. The Company recognized compensation expense related to these plans in the amount of $121,000 and $48,000 during the years ended June 30, 2005 and 2004, respectively.

The Company recognized the increase in the cash surrender value of the insurance policies as income from investment in life insurance in the amount of $81,000 and $84,000 during the years ended June 30, 2005 and 2004, respectively.

NOTE 9 - COMMON STOCK

In 2005, the Bank reorganized from a federally chartered mutual savings bank to a federally chartered stock savings bank. Simultaneously, the Bank consummated the formation of a new holding company, BV Financial, Inc. Also simultaneously, a mutual holding company was formed, Bay-Vanguard, M.H.C. In connection with the reorganization, the Company issued 2,645,000 shares of its common stock. A majority of that stock (1,454,750 shares) was issued to Bay Vanguard, M.H.C. The remainder was sold and issued to depositors of the Bank and the Employee Stock Ownership Plan for a total price of $11,902,000. Costs associated with the conversion, totaling $947,000 were deducted from the sale proceeds.

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - COMMON STOCK (CONTINUED)

At the same time as the reorganization and conversion, the Bank established an Employee Stock Ownership Plan (“ESOP”) for its employees. On January 12, 2005 the ESOP acquired 103,684 shares of the Company’s common stock in the conversion with funds provided by a loan from the Company. Accordingly, $1,037,000 of common stock acquired by the ESOP is shown as a reduction of stockholders’ equity. The ESOP loan will be repaid principally from the Bank’s contributions to the ESOP. The loan is being repaid in 15 equal annual installments through 2020 and bears interest at the rate of five and one quarter percent (5.25%). Shares are released to participants proportionately as the loan is repaid. The Bank will recognize compensation expense as shares are committed for release from collateral at their current market price. Dividends on allocated shares are recorded as a reduction of retained earnings and dividends on unallocated shares are recorded as a reduction of debt. The Company recognized $67,000 of compensation expense for the year ended June 30, 2005. The ESOP holds the common stock in a trust for allocation among participating employees, in trust or allocated to the participants’ accounts; and an annual contribution from the Bank to the ESOP; and earnings thereon. 96,315 of the ESOP shares are unearned at June 30, 2005. The fair value of the unearned shares at June 30, 2005 is $851,000.

All employees of the Bank who attain the age of 21 and complete one year of service with the Bank will be eligible to participate in the ESOP. Each participant’s vested interest under the ESOP is determined according to the following schedule: 1 year – 20%, 2 years – 40%, 3 years 60%, 4 years – 80%, 5 years – 100%. For vesting purposes, a year of service means any plan year in which an employee completes at least 1,000 hours of service (whether before or after the ESOP’s January 12, 2005 effective date). Vesting accelerates to 100% upon; (1) termination of the Plan or upon the permanent and complete discontinuance of contributions by the Bank, (2) termination of service on or after the participant’s normal or postponed retirement date, (3) a change in control, or (4) termination of service by reason of death or disability.

NOTE 10 – REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) and risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2005, that the Bank met all capital adequacy requirements to which it was subject.

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – REGULATORY MATTERS (CONTINUED)

As of June 30, 2005, the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios are also presented in the table.

The following table presents the Bank’s capital position based on the financial statements:

	Actual		For Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in Thousands)
As of June 30, 2005:
Tangible (to adjusted total assets)	$12,992	11.03%	$	≥1,768	≥1.5%		N/A	N/A
Tier 1 capital (to risk-weighted assets)	12,992	19.68		N/A	N/A	$	≥3,979	≥6.0%
Core (to adjusted total assets)	12,992	11.03		≥4,714	≥4.0		≥5,892	≥5.0
Total (to risk-weighted assets)	13,341	20.20		≥5,306	≥8.0		≥6,632	≥10.0

As of June 30, 2004:
Tangible (to adjusted total assets)	$7,922	8.1%	$	≥1,465	≥1.5%		N/A	N/A
Tier 1 capital (to risk-weighted assets)	$7,922	14.8		N/A	N/A	$	≥3,203	≥6.0%
Core (to adjusted total assets)	$7,922	8.1		≥3,909	≥4.0		≥4,887	≥5.0
Total (to risk-weighted assets)	$8,214	15.3		≥4,270	≥8.0		≥5,338	≥10.0

The following table provides a reconciliation of total stockholders’ equity per the consolidated financial statements to capital amounts reflected in the above table:

	2005	2004
	(In Thousands)
Total equity	$18,448	$7,914
Adjustment to regulatory capital:
Accumulated other comprehensive loss	37	23
Intangible assets (software)	(19)	(15)
Equity of BV Financial, Inc.	(5,474)	—

Tangible, Tier 1 and Core Capital	12,992	7,922

Allowance for loan losses	349	292

Total Capital	$13,341	$8,214

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – REGULATORY MATTERS (CONTINUED)

The Bank was allowed a special bad debt deduction at various percentages of otherwise taxable income for various years through December 1, 1987. If the amounts which qualified as deductions for federal income tax purposes prior to December 31, 1987 are later used for purposes other than to absorb loan losses, including distributions in liquidations, they will be subject to federal income tax at the then current corporate rate. Retained earnings at June 30, 2005 and 2004 include $1,201,000, for which no provision for income tax has been provided. The unrecorded deferred income tax liability on the above amount was approximately $464,000.

NOTE 11 - INCOME TAXES

The income tax provision consists of the following for the years ended June 30, 2005 and 2004:

	2005	2004
	(In Thousands)
Current expense:
Federal	$278	$294
State	78	45

	356	339

Deferred benefit:
Federal	(46)	(46)
State	(6)	(11)

	(52)	(57)

	$304	$282

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - INCOME TAXES (CONTINUED)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2005 and 2004 are presented below:

	2005	2004
	(In Thousands)
Deferred tax assets:
Deferred compensation	$181	$135
Allowance for loan losses	113	113
Unrealized losses on available for sale securities	23	14
Other	45	10

Total Deferred Tax Assets	362	272

Deferred tax liabilities:
Federal Home Loan Bank of Atlanta stock dividends	44	44
Accrual basis books to cash basis tax return	151	122

Total Deferred Tax Liabilities	195	166

Net Deferred Tax Assets	$167	$106

The amount computed by applying the statutory federal income tax rate to income before income taxes is different than the taxes provided for the following reasons:

	Years Ended June 30,
	2005		2004
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
	(Dollars In Thousands)
Statutory federal income tax rate	$294	34.0%	$280	34.0%
State tax net of federal income tax benefit	48	5.5	24	2.9
Other	(38)	(4.4)	(22)	(2.7)

	$304	35.1%	$282	34.2%

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - RELATED PARTY TRANSACTIONS

The Bank has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, officers, their immediate families and affiliated companies (commonly referred to as related parties), on the same terms including interest rates and collateral, as those prevailing at the time for comparable transactions with others. The following table presents a summary of the activity of loans receivable from related parties:

Year Ended June 30, 2005
(In Thousands)
Balance, beginning	$1,604
Advances	9
Repayments	(485)

Balance, ending	$1,128

The Bank leases one of its office buildings from a relative of an Officer of the Bank. The Bank executed a new lease on August 4, 2004 with an initial term of five years, with two five year renewal options. Rent expense for the years ended June 30, 2005 and 2004 was $21,600 and $18,000, respectively. The annual rent is payable in equal monthly installments.

At June 30, 2005, minimum rental commitments under this lease are as follows (in thousands):

Year Ending June 30,

2006	$22
2007	22
2008	22
2009	22
2010	4

$92

NOTE 13 - DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Bank’s financial instruments are summarized below. The fair values are estimates derived primarily from present value techniques and may not be indicative of the net realizable or liquidation values. Also, the calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The following methods and assumptions were used by the Bank in estimating the fair values of financial instruments:

Cash and Cash Equivalents

The carrying amounts of cash and equivalents approximate fair values.

Investment Securities

Fair values for securities, excluding Federal Home Loan Bank stock, are based on quoted market prices. The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

Loans Receivable

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Deposits

The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on such certificates to a schedule of aggregated expected monthly maturities on these deposits.

Advances from Federal Home Loan Bank

Fair values for Advances from Federal Home Loan Bank are estimated using discounted cash flow analyses based on the Bank’s current incremental borrowing rates for similar types of borrowing arrangements.

Accrued Interest Receivable and Payable

The carrying amounts of accrued interest receivable and payable approximate fair value.

Off-Balance Sheet Credit Related Instruments

Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The following table summarizes the carrying amounts and fair values of financial instruments at June 30, 2005 and 2004:

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$8,336	$8,336	$9,872	$9,872
Securities available for sale	4,342	4,342	5,520	5,520
Securities held to maturity	3,350	3,315	4,488	4,436
Loans receivable, net	96,051	97,170	72,249	73,668
Federal Home Loan Bank of Atlanta stock	497	497	472	472
Accrued interest receivable	417	417	344	344

Financial liabilities
Deposits, including accrued interest payable	91,401	91,485	87,011	87,077
Advances from Federal Home Loan Bank	5,000	5,000	—	—

Off-balance sheet commitments	—	—	—	—

NOTE 14 – CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

Information as to the financial position of BV Financial, Inc. as of June 30, 2005 and its results of operations and cash flows for the period January 12, 2005 to June 30, 2005 are summarized below.

Statement of Financial Condition

June 30, 2005
(In Thousands)
Assets

Cash	$4,508
Employee stock ownership plan loan	963
Investment in subsidiary	12,974
Other assets	3

Total assets	$18,448

Liabilities and Stockholders’ Equity

Total stockholders’ equity	$18,448

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY) (CONTINUED)

Statement of Operations

For the Period January 12, 2005 to June 30, 2005
(In Thousands)
Interest income	$25
Non-interest expense	(31)

Loss before income tax provision (benefit)	(6)
Income tax benefit	2

Loss before equity in net income of subsidiary	(4)
Equity in net income of subsidiary	246

Net income	$242

Statement of Cash Flows

For the Period January 12, 2005 to June 30, 2005
(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$242
Adjustments to reconcile net income to net cash provided by operating activities
Equity in net income of subsidiary	(246)
Increase in other assets	(3)
Noncash compensation under stock-based benefit plan	67

Net cash provided by operating activities	59

CASH FLOWS FROM INVESTING ACTIVITIES
ESOP loan	(1,036)
Principal collected on ESOP loan	73
Investment in subsidiaries	(4,508)

Net cash used by investing activities	(5,471)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	9,969
Capitalization of Bay-Vanguard M.H.C.	(50)

Net cash provided by financing activities	9,919

Increase in cash and cash equivalents	4,508
Cash and cash equivalents at beginning of period	—

Cash and cash equivalents at end of period	$4,508