Form 10QSB
period 2005-09-30
BV Financial, Inc.
filed 2005-11-14
CIK 1302387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 1, 2005, there were 2,645,000 shares of the registrant’s common stock outstanding.

BV FINANCIAL, INC.

Form 10-QSB

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BV FINANCIAL, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

	September 30, 2005	June 30, 2005
	(Unaudited)
	(Dollars in thousands, except per share data)
ASSETS
Cash	$1,929	$1,847
Interest bearing deposits in other banks	5,488	5,471
Federal funds sold	1,085	1,018

Cash and Cash Equivalents	8,502	8,336

Securities available for sale	4,294	4,342
Securities held to maturity	3,312	3,350
Loans receivable, net of allowance for loan losses September 30, 2005 - $364; June 30, 2005 - $349	108,446	96,051
Premises and equipment, net	2,574	2,569
Federal Home Loan Bank of Atlanta stock, at cost	1,127	497
Investment in life insurance	1,832	1,813
Accrued interest receivable	429	417
Other assets	406	423

Total Assets	$130,922	$117,798

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Non-interest bearing deposits	$3,591	$3,304
Interest bearing deposits	85,779	88,097

	89,370	91,401
Federal Home Loan Bank advances	19,000	5,000
Official checks	2,512	983
Advance payments by borrowers for taxes and insurance	602	1,080
Other liabilities	804	886

Total Liabilities	$112,288	$99,350

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 9,000,000 shares authorized; 2,645,000 issued and outstanding	26	26
Paid-in capital	10,921	10,923
Unearned employee stock ownership plan shares	(946)	(963)
Retained earnings	8,677	8,499
Accumulated other comprehensive loss	(44)	(37)

Total Stockholders’ Equity	18,634	18,448

Total Liabilities and Stockholders’ Equity	$130,922	$117,798

See notes to Unaudited Consolidated Financial Statements.

BV FINANCIAL, INC. AND SUBSIDIARY

Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,
	2005	2004
	(Dollars in thousands, except per share data)
INTEREST INCOME
Loans, including fees	$1,575	$1,249
Investment securities	78	88
Other	24	14

Total Interest Income	1,677	1,351

INTEREST EXPENSE
Deposits	612	511
Borrowed funds	98	—

Total Interest Expense	710	511

Net Interest Income	967	840
PROVISION FOR LOAN LOSSES	40	—

Net Interest Income after Provision for Loan Losses	927	840

NON-INTEREST INCOME
Service fees on deposits	28	31
Service fees on loans	8	4
Income from investment in life insurance	19	21
Other income	17	2

Total Non-Interest Income	72	58

NON-INTEREST EXPENSES
Compensation and related expenses	387	388
Occupancy	40	38
Data processing	68	73
Foreclosed real estate/repossessed assets	—	3
Telephone and postage	15	18
Advertising	27	21
Professional fees	39	24
Equipment	31	32
Other	112	73

Total Non-Interest Expenses	719	670

Income before Income Taxes	280	228
PROVISION FOR INCOME TAXES	102	78

Net Income	$178	$150

BASIC EARNINGS PER SHARE	$0.07	N/A

See Notes to Unaudited Consolidated Financial Statements.

BV FINANCIAL, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(Unaudited)

	For Three Months Ended September 30,
	2005	2004
	(In thousands)
Net Income	$178	$150
Unrealized net holding gains/(losses) on available-for-sale securities, net of taxes (benefit) of $(5) and $9	(7)	14

Comprehensive income	$171	$164

See Notes to Unaudited Consolidated Financial Statements.

BV FINANCIAL, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended September 30,
	2005	2004
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$178	$150
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of discounts and premiums	3	3
Provision for loan losses	40	—
Amortization of deferred loan fees/costs	46	(29)
Provision for depreciation	36	12
Increase in cash surrender value of life insurance	(19)	(21)
Compensation expense under ESOP	15	—
Decrease in other assets and other liabilities	(73)	(209)

Net Cash Provided by (Used in) Operating Activities	226	(94)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(32)	(14)
Principal collected on mortgage backed securities	104	587
Net increase in loans	(11,848)	(8,460)
Purchase of loans	(633)	(759)
Purchase of premises and equipment	(41)	(2)
Purchase of Federal Home Loan Bank stock	(630)	—

Net Cash Used in Investing Activities	(13,080)	(8,648)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in official checks	1,529	(303)
Net (decrease) increase in deposits	(2,031)	2,990
Decrease in advance payments by borrowers for taxes and insurance	(478)	(443)
Advances from Federal Home Loan Bank	14,000	—

Net Cash Provided by Financing Activities	13,020	2,244

Net Increase (Decrease) in Cash and Cash Equivalents	166	(6,498)
CASH AND CASH EQUIVALENTS – BEGINNING	8,336	9,872

CASH AND CASH EQUIVALENTS – ENDING	$8,502	$3,374

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$682	$511

Income taxes paid	$155	$25

Net loans transferred to foreclosed real estate/repossessed assets	$25	$24

See Notes to Unaudited Consolidated Financial Statements.

BV FINANCIAL, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2005

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America. However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the entire year. These unaudited consolidated financial statements should be read in conjunction with BV Financial Inc.’s (the “Company”) Annual Report on Form 10-KSB for the year ended June 30, 2005.

Principles of Consolidation

The consolidated financial statements at September 30, 2005 and June 30, 2005 and for the three months ended September 30, 2005 include the accounts of the Company, Bay-Vanguard Federal Savings Bank (the “Bank”) and its wholly-owned subsidiary, Housing Recovery Corporation. The consolidated financial statements for the three months ended September 30, 2004 include the accounts of the Bank and Housing Recovery Corporation. All intercompany balances and transactions have been eliminated in consolidation. See Note 2.

(2)	Mutual Holding Company Reorganization and Minority Stock Issuance

On January 12, 2005, pursuant to a Plan of Reorganization and Stock Issuance, as amended, the Bank: (i) converted to a stock savings bank (the “Stock Bank”) as the successor to the mutual Bank; (ii) organized the Company as a federally chartered corporation that owns 100% of the common stock of the Stock Bank; and (iii) organized Bay-Vanguard M.H.C. as a federally chartered mutual holding company that owns 55% of the common stock of the Company (the “Mutual Holding Company”). The Stock Bank succeeded to the business and operations of the Bank in its mutual form and the Company sold 45% of its common stock in a public stock offering at $10.00 per share raising net proceeds of $11.0 million.

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

Costs of approximately $947,000 incurred in connection with the offering were recorded as a reduction of the proceeds from the offering.

(3)	Earnings Per Share

Basic net income per share is based upon the weighted average number of common shares outstanding. The Company had no dilutive securities at September 30, 2005. Earnings per share do not apply to the three months ended September 30, 2004 since the Company was not in existence at that time.

The difference between the common shares issued and the common shares outstanding, for the purposes of calculating basic earnings per share, is a result of the unallocated ESOP shares.

The calculated basic earnings per share (“EPS”) are as follows:

	Three Months Ended September 30,
	2005	2004
Numerator	$178,000	$150,000
Denominator:
Basic shares outstanding	2,549,261	N/A

Earnings per share:
Basic	$0.07	N/A

(4)	Employee Stock Ownership Plan

The Company accounts for the Bay-Vanguard Federal Savings Bank Employee Stock Ownership Plan (the “ESOP”) in accordance with American Institute of Certified Public Accountants Statement of Position 93-6. The cost of shares issued to the ESOP but not yet allocated to participants is presented in the consolidated statements of financial condition as a reduction of stockholders’ equity. Compensation expense is recorded based on the market price of the shares as they are committed to be released for allocation to participant accounts. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in capital. Dividends on allocated ESOP shares are recorded as a reduction in retained earnings; dividends on unallocated ESOP shares are reflected as a reduction of debt.

(5)	Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards 123R, Share-Based Payment (“SFAS 123R”). This revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. For the Company, SFAS 123R will be effective for the first or annual periods beginning after December 15, 2005. The Company will adopt this standard on July 1, 2006. The Company currently has no stock options outstanding and the impact will depend on if any options are granted and the vesting period.

In January 2003, FASB’s Emerging Task Force (EITF) issued EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investors” (“EITF 03-1”), and in March 2004, the EITF issued an update. EITF 03-1 addresses the meaning of other-than-temporary impairment and its application to certain debt and equity securities. EITF 03-1 aids in the determination of impairment of an investment and gives guidance as to the measurement of impairment loss and the recognition and disclosures of other-than-temporary investments. EITF 03-1 also provides a model to determine other-than-temporary impairment using evidence-based judgment about the recovery of the fair value up to the cost of the investment by considering the severity and duration of the impairment in relation to the forecasted recovery of the fair value. In July 2005, FASB adopted the recommendation of its staff to nullify key parts of EITF 03-1. The staff’s recommendations were to nullify the guidance on the determination of whether an investment is impaired as set forth in paragraphs 10-18 of Issue 03-1 and not to provide additional guidance on the meaning of other-than-temporary impairment. Instead, the staff recommends entities recognize other-than-temporary impairments by applying existing accounting literature such as paragraph 16 of SFAS 115.

In July 2005, FASB issued a proposed interpretation of FAS 109, “Accounting for Income Taxes,” to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. If adopted as proposed, the interpretation would be effective in the fourth quarter of 2005, and any adjustments required to be recorded as a result of adopting the interpretation would be reflected as a cumulative effect from a change in accounting principle. The Company is currently in the process of determining the impact of adoption of the interpretation as proposed on its financial position or results of operations.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Management’s discussion and analysis of the financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of BV Financial, Inc. (the “Company” or “BV Financial”). The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and footnotes appearing in Part I, Item 1 of this document.

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

The Company was not organized until January 12, 2005. Accordingly, the information set forth in this report for the three months ended September 30, 2004, including the consolidated financial statements and related data, relates to the Bank.

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

The Federal Deposit Insurance Corporation through the Savings Association Insurance Fund insures the Bank’s savings accounts up to the applicable legal limits. Bay-Vanguard Federal is a member of the Federal Home Loan Bank System.

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

Comparison of Financial Condition at September 30, 2005 and June 30, 2005

Total assets increased $13.1 million, or 11.1%, to $130.9 million at September 30, 2005 from $117.8 million at June 30, 2005 primarily due to an increase in loans receivable. Asset growth was funded by borrowings from the Federal Home Loan Bank.

Federal Home Loan Bank stock increased $630,000 or 126.8%, to $1.1 million at September 30, 2005 as the Company purchased stock to collateralize its additional borrowings.

Loans receivable increased $12.4 million, or 12.9%, to $108.4 million at September 30, 2005, primarily due to $9.9 million in originations in one- to four-family real estate loans, $3.1 million in residential construction loans and $1.9 million in other loans. The increased originations were due to a strong local real estate market and competitive pricing.

Deposits decreased $2.0 million, or 2.2%, to $89.4 million at September 30, 2005, primarily due to a decrease of $3.2 million in money market accounts, offset by an increase in certificates of deposit of $1.7 million. The decrease in deposits was primarily due to more favorable rates being offered by other non-depository investment instruments. Federal Home Loan Bank advances increased $14.0 million, or 280%, to $19.0 million at September 30, 2005. The additional borrowings were used to fund loan growth.

Total equity increased $186,000, or 1.0%, to $18.6 million at September 30, 2005 primarily as a result of net income of $178,000 in the period.

Results of Operations for the Three Months Ended September 30, 2005 and 2004

General. Net income increased $28,000, or 18.7%, to $178,000 for the three months ended September 30, 2005 compared to the same period in the prior year due primarily to a $127,000 increase in net interest income offset by a $40,000 increase in the provision for loan losses and a $49,000 increase in non-interest expenses.

Net Interest Income. The following table summarizes changes in interest income and expense for the three months ended September 30, 2005 and 2004.

	Three Months Ended September 30,
	2005	2004	% change
	(Dollars in thousands)
Interest Income:
Loans, including fees	$1,575	$1,249	26.1%
Investment securities	78	88	(11.4)
Other	24	14	71.4

Total interest income	1,677	1,351	24.1

Interest Expense:
Deposits	612	511	19.8
Federal Home Loan Bank advances	98	—	—

Total interest expense	710	511	38.9

Net interest income	$967	$840	15.1%

The following table summarizes average balances and average yield and costs for the three months ended September 30, 2005 and 2004.

	Three Months Ended September 30,
	2005		2004
	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost
	(Dollars in thousands)
Loans	$101,031	6.24%	$78,938	6.33%
Investment securities	7,653	4.08	10,125	3.48
Interest-bearing deposits	2,897	2.35	2,683	1.19
Federal funds	1,045	2.30	2,811	0.71
Deposits	88,777	2.76	83,212	2.46
Federal Home Loan Bank advances	8,935	4.39	—	—

Net interest income for the three months ended September 30, 2005 increased $127,000, or 15.1%, compared to the same period last year, as a result of a larger average balance of interest-earning assets, offset by a decrease in the interest rate spread to 3.02% from 3.25%. Total interest income increased as a result of the growth in average interest-earning assets to $112.6 million from $94.6 million, and by an increase in the average yield to 5.93% from 5.71% due to the higher market interest rate environment. Total interest expense increased as a result of an increase in the average balance of $8.9 million of Federal Home Loan Bank borrowings, compared to no borrowings in 2004. Interest expense on deposits increased due to a higher average balance of deposits and an increase in the average interest rate paid on deposits, which increased to 2.76% from 2.46%, due to the higher market interest rate environment.

Provision for Loan Losses. The following table summarizes the activity in the allowance for loan losses for the three months ended September 30, 2005 and 2004.

	Three Months Ended September 30,
	2005	2004
	(In thousands)
Allowance at beginning of period	$349	$292
Provision for loan losses	40	—
Charge-offs	(25)	(1)
Recoveries	—	22

Net (charge-offs) recoveries	(25)	21

Allowance at end of period	$364	$313

The provision for loan losses increased $40,000 to $40,000 for the three months ended September 30, 2005. The increase in the provision for loan losses reflects increased charge-offs and loan growth. The absence of a loan loss provision for the three months ended September 30, 2004 was due to recoveries of $22,000 and charge-offs of only $1,000 in the three months ended September 30, 2004, as well as the continued low level of non-performing assets.

The following table provides information with respect to our nonperforming assets at the dates indicated. The Company did not have any accruing loans past due 90 days or more, foreclosed real estate or troubled debt restructurings at the dates presented.

	At September 30, 2005	At June 30, 2005	% change
	(Dollars in thousands)
Nonaccruing loans:
One- to four-family	$449	$464	(3.2)%
Multi-family and commercial	—	—	—
Construction	—	—	—
Mobile home	38	—	—
Other consumer	—	11	(100.0)

Total	487	475	2.5

Accruing loans past due 90 days or more	—	—	—
Foreclosed real estate	—	—	—
Other repossessed assets	51	76	(32.9)

Total non-performing assets	$538	$551	(2.4)

Total non-performing loans to total loans	0.45%	0.49%
Total non-performing loans to total assets	0.37	0.40
Total non-performing assets to total assets	0.41	0.48

Nonperforming assets decreased $13,000, or 2.4%, primarily due to the reduction of repossessed assets.

Noninterest Income. The following table summarizes noninterest income for the three months ended September 30, 2005 and 2004.

	Three Months Ended September 30,
	2005	2004	% change
	(Dollars in thousands)
Service fees on deposits	$28	$31	(9.7)%
Service fees on loans	8	4	100.0
Income from investment in life insurance policy	19	21	(9.5)
Other income	17	2	750.0

	$72	$58	(24.1)

The increase in other income of $15,000, or 750%, was due primarily to an increase in miscellaneous fees.

Noninterest Expenses. The following table summarizes noninterest expenses for the three months ended September 30, 2005 and 2004.

	Three Months Ended September 30,
	2005	2004	% change
	(Dollars in thousands)
Compensation and related expenses	$387	$388	(0.3)%
Occupancy	40	38	5.3
Data processing	68	73	(6.9)
Foreclosed real estate activity	—	3	(100.0)
Telephone and postage	15	18	(16.7)
Advertising	27	21	28.6
Professional fees	39	24	62.5
Equipment expense	31	32	(3.1)
Other	112	73	53.4

Total	$719	$670	7.3

Efficiency ratio (1)	69.2%	74.6%	(5.4)%

(1)	Computed as noninterest expenses divided by the sum of net interest income and other income.

Total non-interest expenses increased $49,000, or 7.3%, primarily as a result of increases in advertising, professional fees and other miscellaneous expenses. Advertising expense increased due to the promotion of certain deposit products throughout all market areas. Professional fees increased due to the additional legal and accounting costs incurred in operating as a public company. Other miscellaneous expenses increased primarily due to increased technology costs due to a system-wide upgrade to our operations systems.

Income Taxes. Provision for income taxes increased $24,000, or 30.8%, from $78,000 for the three months ended September 30, 2004 to $102,000 for the three months ended September 30, 2005.

The effective tax rate was 34.2% for the three months ended September 30, 2004 compared to 36.4% for the three months ended September 30, 2005. The increase in the effective tax rate was due to higher pre-tax income and that earnings on bank-owned life insurance was a lower percentage of the taxable income.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2005, cash and cash equivalents totaled $8.5 million, including interest-bearing deposits of $5.5 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $4.3 million at September 30, 2005. In addition, at September 30, 2005, we had the ability to borrow a total of approximately $35.0 million from the Federal Home Loan Bank of Atlanta. On that date, we had advances outstanding of $19.0 million.

At September 30, 2005, we had $3.1 million in loan commitments outstanding, which included $893,000 in commitments to purchase mobile home loans. In addition to commitments to originate loans, we had $1.0 million in unused lines of credit and $5.5 million of construction loans in process. Certificates of deposit due within one year of September 30, 2005 totaled $12.7 million, or 14.2% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and lines of credit. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2006. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

	Three Months Ended September 30,
	2005	2004
	(In thousands)
Investing activities:
Loan originations	$14,244	$10,184
Loan and participation purchases	633	759
Securities purchases	32	14

Financing activities:
(Decrease) increase in deposits	(2,031)	2,990
Increase in Federal Home Loan Bank advances	14,000	—

We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2005, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

The capital from the offering significantly increased our liquidity and capital resources. Over time, this initial level of liquidity will be reduced as net proceeds from the stock offering continue to be used for general corporate purposes, including the funding of lending activities. Our financial condition and results of operations for fiscal 2005 were enhanced by the capital from the offering, resulting in increased net interest-earning assets and net income. However, the large increase in equity resulting from the capital raised in the offering had an adverse impact on our return on equity. We may use capital management tools such as cash dividends and share repurchases. However, under Office of Thrift Supervision regulations, we are not allowed to repurchase any shares during the first year following the offering, except to fund the restricted stock awards under the stock-based benefit plans, unless extraordinary circumstances exist and we receive regulatory approval. The Company has not granted any restricted stock awards and does not currently maintain any such stock-based benefit plans.

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

For the three months ended September 30, 2005 and the year ended June 30, 2005, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. However, the initial draft of the financial statements are currently prepared by the chief financial officer. The absence of a second level of review of the financial statements disclosures may result in revisions to the draft financial statement disclosures (which are reflected in, and do not affect the final interim financial statement disclosures) as a result of the review by the auditors. We have hired a new controller, which we believe will strengthen our internal controls and procedures. Further, we are currently seeking to hire an additional individual to our accounting department.

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

The Company did not repurchase any of its securities in the quarter ended September 30, 2005.

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

BV FINANCIAL, INC.

Dated: November 14, 2005	By:	/s/ Carolyn M. Mroz
Carolyn M. Mroz
President and Chief Executive Officer
(principal executive officer)

Dated: November 14, 2005	By:	/s/ Edmund T. Leonard
Edmund T. Leonard
Chairman of the Board and Chief Financial Officer
(principal financial and accounting officer)