Form 10QSB
period 2005-12-31
BV Financial, Inc.
filed 2006-02-14
CIK 1302387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

As of February 13, 2006, there were 2,645,000 shares of the registrant’s common stock outstanding.

BV FINANCIAL, INC.

Form 10-QSB

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BV FINANCIAL, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

(unaudited)

	December 31, 2005	June 30, 2005
	(Dollars in thousands, except per share data)
ASSETS
Cash	$1,563	$1,847
Interest bearing deposits in other banks	4,172	5,471
Federal funds sold	1,202	1,018

Cash and Cash Equivalents	6,937	8,336

Securities available for sale	4,253	4,342
Securities held to maturity	3,288	3,350
Loans receivable, net of allowance for loan losses December 31, 2005 - $406; June 30, 2005 - $349	111,234	96,051
Premises and equipment, net	2,542	2,569
Federal Home Loan Bank of Atlanta stock, at cost	947	497
Investment in life insurance	1,851	1,813
Accrued interest receivable	469	417
Other assets	482	423

Total Assets	$132,003	$117,798

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Non-interest bearing deposits	$3,690	$3,304
Interest bearing deposits	92,816	88,097

Total deposits	96,506	91,401
Federal Home Loan Bank advances	15,000	5,000
Official checks	729	983
Advance payments by borrowers for taxes and insurance	496	1,080
Other liabilities	639	886

Total Liabilities	$113,370	$99,350

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 9,000,000 shares authorized; 2,645,000 issued and outstanding	26	26
Paid-in capital	10,928	10,923
Unearned employee stock ownership plan shares	(928)	(963)
Unvested shares of restricted stock	(174)	—
Retained earnings	8,836	8,499
Accumulated other comprehensive loss	(55)	(37)

Total Stockholders’ Equity	18,633	18,448

Total Liabilities and Stockholders’ Equity	$132,003	$117,798

See notes to Unaudited Consolidated Financial Statements.

BV FINANCIAL, INC. AND SUBSIDIARY

Consolidated Statements of Income

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
	(Dollars in thousands, except per share data)
INTEREST INCOME
Loans, including fees	$1,717	$1,312	$3,292	$2,561
Investment securities	93	82	171	169
Other	53	40	77	55

Total Interest Income	1,863	1,434	3,540	2,785

INTEREST EXPENSE
Deposits	683	544	1,295	1,055
Borrowed funds	188	—	286	—

Total Interest Expense	871	544	1,581	1,055

Net Interest Income	992	890	1,959	1,730
PROVISION FOR LOAN LOSSES	30	—	70	—

Net Interest Income after Provision for Loan Losses	962	890	1,889	1,730

NON-INTEREST INCOME
Service fees on deposits	29	28	57	59
Service fees on loans	6	4	14	8
Income from investment in life insurance	19	19	38	40
Other income	28	14	45	16

Total Non-Interest Income	82	65	154	123

NON-INTEREST EXPENSES
Compensation and related expenses	445	402	832	790
Occupancy	39	34	79	72
Data processing	70	70	138	143
Foreclosed real estate/repossessed assets	(1)	3	(1)	3
Telephone and postage	18	17	33	35
Advertising	23	17	50	38
Professional fees	49	33	88	57
Equipment	33	22	64	57
Other	101	90	213	163

Total Non-Interest Expenses	777	688	1,496	1,358

Income before Income Taxes	267	267	547	495
PROVISION FOR INCOME TAXES	108	97	210	175

Net Income	$159	$170	$337	$320

BASIC AND DILUTED EARNINGS PER SHARE	$0.06	N/A	$0.13	N/A

See Notes to Unaudited Consolidated Financial Statements.

BV FINANCIAL, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(Unaudited)

	For Three Months Ended December 31,		For Six Months Ended December 31,
	2005	2004	2005	2004
	(In thousands)
Net Income	$159	$170	$337	$320
Unrealized net holding gains/(losses) on available-for-sale securities, net of taxes (benefit) of $(8), $(7), $(13) and $7	(11)	(12)	(18)	11

Comprehensive income	$148	$158	$319	$331

See Notes to Unaudited Consolidated Financial Statements.

BV FINANCIAL, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended December 31,
	2005	2004
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$337	$320
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of discounts and premiums	5	6
Provision for loan losses	70	—
Amortization of deferred loan fees/costs	82	(96)
Provision for depreciation	36	64
Increase in cash surrender value of life insurance	(38)	(40)
Compensation expense under ESOP	40	—
Change in other assets and other liabilities	(347)	(456)

Net Cash Provided by (Used in) Operating Activities	185	(202)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(49)	—
Principal collected on mortgage backed securities	166	162
Proceeds from maturity of securities available for sale	—	1,000
Proceeds from maturity of securities held to maturity	—	1,000
Net increase in loans	(14,296)	(7,564)
Purchase of loans	(1,039)	(2,088)
Purchase of premises and equipment	(9)	(28)
Purchase (sale) of Federal Home Loan Bank stock	(450)	295

Net Cash Used in Investing Activities	(15,677)	(7,223)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in official checks	(254)	(364)
Net increase in deposits	5,105	38,497
Decrease in advance payments by borrowers for taxes and insurance	(584)	(447)
Advances from Federal Home Loan Bank	10,000	—
Purchase of shares of restricted stock	(174)	—

Net Cash Provided by Financing Activities	14,093	37,686

Net Increase (Decrease) in Cash and Cash Equivalents	(1,399)	30,261
CASH AND CASH EQUIVALENTS – BEGINNING	8,336	9,872

CASH AND CASH EQUIVALENTS – ENDING	$6,937	$40,133

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$1,580	$1,050

Income taxes paid	$147	$—

Net loans transferred to foreclosed real estate/repossessed assets	$25	$24

See Notes to Unaudited Consolidated Financial Statements.

BV FINANCIAL, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

December 31, 2005

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America. However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the three and six months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the entire year. These unaudited consolidated financial statements should be read in conjunction with BV Financial, Inc.’s (the “Company”) Annual Report on Form 10-KSB for the year ended June 30, 2005.

Principles of Consolidation

The consolidated financial statements at December 31, 2005 and June 30, 2005 and for the three and six months ended December 31, 2005 include the accounts of the Company, Bay-Vanguard Federal Savings Bank (the “Bank”) and its wholly-owned subsidiary, Housing Recovery Corporation. The consolidated financial statements for the three and six months ended December 31, 2004 include the accounts of the Bank and Housing Recovery Corporation. All intercompany balances and transactions have been eliminated in consolidation. See Note 2.

(2) Mutual Holding Company Reorganization and Minority Stock Issuance

On January 12, 2005, pursuant to a Plan of Reorganization and Stock Issuance, as amended, the Bank: (i) converted to a stock savings bank (the “Stock Bank”) as the successor to the mutual Bank; (ii) organized the Company as a federally chartered corporation that owns 100% of the common stock of the Stock Bank; and (iii) organized Bay-Vanguard, M.H.C. as a federally chartered mutual holding company that owns 55% of the common stock of the Company (the “Mutual Holding Company”). The Stock Bank succeeded to the business and operations of the Bank in its mutual form and the Company sold 45% of its common stock in a public stock offering at $10.00 per share raising net proceeds of $11.0 million.

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

(3) Earnings Per Share

Basic earnings per share is based upon the weighted average number of common shares outstanding, while diluted earnings per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. All stock options were antidilutive at December 31, 2005. Earnings per share do not apply to the three or six months ended December 31, 2004 since the Company was not in existence at that time.

The difference between the common shares issued and the common shares outstanding, for the purposes of calculating basic earnings per share, is a result of the unallocated ESOP shares.

The calculated basic and diluted earnings per share (“EPS”) are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Numerator	$159,000	$170,000	$337,000	$320,000
Denominator:
Basic shares outstanding	2,549,534	N/A	2,549,398	N/A
Earnings per share:
Basic and diluted	$0.06	N/A	$0.13	N/A

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

(5) Stock-Based Compensation

The Company maintains a stock-based compensation plan. The compensation cost that has been charged against income for the plan was $22,000 for the three and six months ended December 31, 2005. The total income tax benefit recognized in the income statement for stock-based compensation arrangements was $5,000 for the three and six months ended December 31, 2005. As of December 31, 2005 there was $670,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted–average period of 4.8 years. No stock-based compensation plans were in effect for the three and six months ended December 31, 2004.

On November 8, 2005, stockholders approved the BV Financial, Inc. 2005 Equity Compensation Plan that enabled the Company to grant stock options and restricted stock awards to employees and directors. The Company has elected to early implement the requirements of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123.

On November 14, 2005, the Company granted stock options covering 111,407 shares of common stock to certain employees and directors of the Company. The options were granted at the then fair market value, vest over five years and expire ten years from the date of grant. The Company estimated the grant date fair value of each option awarded in fiscal 2006 using the Black-Scholes Option-Pricing model with the following assumptions: dividend yield 0%, risk-free interest rate of 4.30%, and expected lives of 6.5 years. The assumption for the expired volatility was 15.977%. The estimated fair value of each option granted was computed to be $2.64. The Company recognized $9,000 of expense relating to the stock options during the three and six months ended December 31, 2005.

As of December 31, 2005, the Company granted 44,566 shares of restricted stock to certain employees and directors of the Company. The awards vest over a five-year period and, therefore, the cost of such awards will be accrued ratably over a five-year period as compensation expense. The Company recognized $13,000 of expense relating to the shares of restricted stock during the three and six months ended December 31, 2005.

(6) Recent Accounting Pronouncements

In March 2004, the EITF reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS 115 and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. In November 2005, the FASB approved the issuance of FASB Staff Position FAS No 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The FSP addresses when an investment is considered impaired, whether the impairment is other-than-temporary and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary. The FSP is effective for reporting periods beginning after December 15, 2005 with earlier application permitted. For the Company, the effective date will be January 1, 2006. The adoption of this accounting principle is not expected to have a material impact on the Company’s financial position or results of operations.

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

The Company was not organized until January 12, 2005. Accordingly, the information set forth in this report for the three and six months ended December 31, 2004, including the consolidated financial statements and related data, relates to the Bank.

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

The Federal Deposit Insurance Corporation, through the Savings Association Insurance Fund, insures the Bank’s savings accounts up to the applicable legal limits. Bay-Vanguard Federal is a member of the Federal Home Loan Bank System.

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

Comparison of Financial Condition at December 31, 2005 and June 30, 2005

Total assets increased $14.2 million, or 12.1%, to $132.0 million at December 31, 2005 from $117.8 million at June 30, 2005 primarily due to an increase in loans.

Loans receivable increased $15.2 million, or 15.8%, to $111.2 million at December 31, 2005, primarily due to $19.4 million in originations of residential real estate loans, $6.3 million of residential construction loans and $1.6 million of other loans. The increased originations were due to a strong local real estate market and competitive pricing.

Securities decreased $151,000, or 2.0%, from $7.7 million at June 30, 2005 to $7.5 million at December 31, 2005 due to principal collected on mortgage-backed securities, the proceeds of which were used to fund loan growth.

Cash and cash equivalents decreased $1.4 million, or 16.8%, from $8.3 million at June 30, 2005 to $6.9 million at December 31, 2005, as those funds were used to fund loan growth.

The following table provides information with respect to the Company’s non-performing assets at the dates indicated. The Company did not have any accruing loans past due 90 days or more, foreclosed real estate or troubled debt restructurings at the dates presented.

	At December 31, 2005	At June 30, 2005	% change
	(Dollars in thousands)
Non-accruing loans:
One- to four-family	$167	$464	(64.0)%
Multi-family and commercial	—	—	—
Construction	—	—	—
Mobile home	—	—	—
Other consumer	49	11	345.5

Total	216	475	(54.5)
Accruing loans past due 90 days or more	—	—	—
Foreclosed real estate	—	—	—
Other repossessed assets	51	76	(32.9)

Total non-performing assets	$267	$551	(51.5)

Total non-performing loans to total loans	0.19%	0.49%	(61.2)
Total non-performing loans to total assets	0.16	0.40	(60.0)
Total non-performing assets to total assets	0.20	0.47	(58.3)

Nonperforming assets decreased $284,000, or 51.5%, primarily due to the full repayment of a $275,000 mortgage loan during this period.

Deposits increased $5.1 million, or 5.6%, to $96.5 million at December 31, 2005, primarily due to an increase in certificates of deposit of $10.4 million, offset by a $5.3 million decrease in money market accounts. The increase in certificates of deposit was due to a promotional special the Bank ran on five-year certificates of deposit. Federal Home Loan Bank advances increased $10.0 million, or 200.0%, to $15.0 million at December 31, 2005. The additional borrowings were used to fund loan growth.

Total equity increased $185,000, or 1.0%, to $18.6 million at December 31, 2005 primarily as a result of net income of $337,000 in the period, offset by an increase of $174,000 in unvested restricted stock due to the purchase of shares to fund the restricted stock granted under the equity incentive plan during the period.

Results of Operations for the Three Months Ended December 31, 2005 and 2004

General. Net income decreased $11,000, or 6.5%, to $159,000 for the three months ended December 31, 2005 compared to the same period in the prior year due primarily to a $30,000 increase in the provision for loan losses, an $89,000 increase in non-interest expenses and an $11,000 increase in the provision for income taxes, offset by a $102,000 increase in net interest income and a $17,000 increase in non-interest income.

Net Interest Income. The following table summarizes changes in interest income and expense for the three months ended December 31, 2005 and 2004.

	Three Months Ended December 31,		% change
	2005	2004
	(Dollars in thousands)
Interest Income:
Loans, including fees	$1,717	$1,312	30.9%
Investment securities	93	82	13.4
Other	53	40	32.5

Total interest income	1,863	1,434	29.9

Interest Expense:
Deposits	683	544	25.6
Federal Home Loan Bank advances	188	—	N/A

Total interest expense	871	544	60.1

Net interest income	$992	$890	11.5

The following table summarizes average balances and average yield and costs for the three months ended December 31, 2005 and 2004.

	Three Months Ended December 31,
	2005		2004
	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost
	(Dollars in thousands)
Loans	$110,695	6.20%	$81,248	6.45%
Investment securities	7,569	4.91	8,810	3.72
Interest-earning deposits	4,875	3.04	10,027	1.52
Federal funds	1,146	4.19	288	4.17
Interest-bearing deposits	90,340	3.02	94,550	2.30
Federal Home Loan Bank advances	16,913	4.45	—	—

Net interest income for the three months ended December 31, 2005 increased $102,000, or 11.5%, compared to the same period last year, as a result of a larger average balance of interest-earning assets, offset by a decrease in the interest rate spread to 2.74% from 3.41%. Total interest income increased as a result of the growth in average interest-earning assets to $124.3 million from $100.4 million, offset by a decrease in the average yield to 6.20% from 6.45% due to loans being originated at a lower rate than those that had been paid in full or refinanced during the period. Total interest expense increased as a result of an increase in the average balance of Federal Home Loan Bank borrowings of $16.9 million, compared to no borrowings in 2004. Interest expense on deposits increased due to an increase in the average interest rate paid on deposits, which increased from 2.30% to 3.02%, due to an increase in the short-term interest rate environment, offset by a decrease in the average balance of deposits.

Provision for Loan Losses. The following table summarizes the activity in the allowance for loan losses for the three months ended December 31, 2005 and 2004.

	Three Months Ended December 31,
	2005	2004
	(In thousands)
Allowance at beginning of period	$364	$313
Provision for loan losses	30	—
Charge-offs	—	—
Recoveries	12	—

Net recoveries	12	—

Allowance at end of period	$406	$313

The provision for loan losses increased $30,000 to $30,000 for the three months ended December 31, 2005. The increase in the provision for loan losses was necessitated by a higher allowance percentage being assigned to the commercial real estate loans in the Company’s portfolio, thereby increasing the allowance for loan losses. The allowance percentage was increased after an evaluation of the historical loss experience, delinquency trends and collectibility of the commercial real estate portfolio. The absence of a loan loss provision for the three months ended December 31, 2004 was due to no charge-offs in the three months ended December 31, 2004, as well as the continued low level of non-performing assets.

Noninterest Income. The following table summarizes noninterest income for the three months ended December 31, 2005 and 2004.

	Three Months Ended December 31,		% change
	2005	2004
	(Dollars in thousands)
Service fees on deposits	$29	$28	3.6%
Service fees on loans	6	4	50.0
Income from investment in life insurance	19	19	—
Other income	28	14	100.0

	$82	$65	26.2

The increase in other income of $14,000, or 100.0%, was due primarily to an increase in miscellaneous fees.

Noninterest Expenses. The following table summarizes noninterest expenses for the three months ended December 31, 2005 and 2004.

	Three Months Ended December 31,		% change
	2005	2004
	(Dollars in thousands)
Compensation and related expenses	$445	$402	10.7%
Occupancy	39	34	14.7
Data processing	70	70	—
Foreclosed real estate activity	(1)	3	(133.3)
Telephone and postage	18	17	5.9
Advertising	23	17	35.3
Professional fees	49	33	48.5
Equipment expense	33	22	50.0
Other	101	90	12.2

Total Noninterest Expenses	$777	$688	12.9

Efficiency ratio (1)	72.3%	70.2%

(1)	Computed as noninterest expenses divided by the sum of net interest income and other income.

Total non-interest expenses increased $89,000, or 12.9%, primarily as a result of increases in compensation and related expenses, advertising, professional fees, equipment expense and other miscellaneous expenses. Compensation and related expenses increased due to, among other factors, $16,000 related to the hiring of a new controller in August 2005 and $22,000 related to the implementation of the BV Financial, Inc. 2005 Equity Incentive Plan in November 2005. Advertising expense increased due to the promotion of a special rate five-year certificate of deposit. Professional fees increased due to the additional legal and accounting costs incurred in operating as a public company. Equipment expense increased due to an increase in depreciation expense. Other miscellaneous expenses increased primarily due to expenses related to the annual meeting and expenses relating to operating as a public company.

Income Taxes. Provision for income taxes increased $11,000, or 11.3%, from $97,000 for the three months ended December 31, 2004 to $108,000 for the three months ended December 31, 2005. The effective tax rate was 36.3% for the three months ended December 31, 2004 compared to 40.4% for the three months ended December 31, 2005. The increase in the effective tax rate was due to increased non-deductible compensation expenses.

Results of Operations for the Six Months Ended December 31, 2005 and 2004

General. Net income increased $17,000, or 5.3%, to $337,000 for the six months ended December 31, 2005 compared to the same period in the prior year due primarily to a $229,000 increase in net interest income and a $31,000 increase in non-interest income, offset by a $70,000 increase in the provision for loan losses, a $138,000 increase in non-interest expenses and a $35,000 increase in provision for income taxes.

Net Interest Income. The following table summarizes changes in interest income and expense for the six months ended December 31, 2005 and 2004.

	Six Months Ended December 31,		% change
	2005	2004
	(Dollars in thousands)
Interest Income:
Loans, including fees	$3,292	$2,561	28.5%
Investment securities	171	169	1.2
Other	77	55	40.0

Total interest income	3,540	2,785	27.1

Interest Expense:
Deposits	1,295	1,055	22.8
Federal Home Loan Bank advances	286	—	—

Total interest expense	1,581	1,055	49.9

Net interest income	$1,959	$1,730	13.2

The following table summarizes average balances and average yield and costs for the six months ended December 31, 2005 and 2004.

	Six Months Ended December 31,
	2005		2004
	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost
	(Dollars in thousands)
Loans	$105,863	6.22%	$80,126	6.39%
Investment securities	7,611	4.55	9,020	3.75
Interest-earning deposits	3,896	2.78	8,803	1.07
Federal funds	1,096	3.83	691	2.32
Interest-bearing deposits	88,827	2.92	95,645	2.21
Federal Home Loan Bank advances	12,924	4.43	—	—

Net interest income for the six months ended December 31, 2005 increased $229,000, or 13.2%, compared to the same period last year, as a result of a larger average balance of interest-earning assets, offset by a decrease in the interest rate spread to 2.87% from 3.21%. Total interest income increased as a result of the growth in average interest-earning assets to $118.5 million from $98.6 million, and by an increase in the average yield to 5.98% from 5.42% due to the higher market interest rate environment. Total interest expense increased as a result of an increase in the average balance of Federal Home Loan Bank borrowings of $12.9 million, compared to no borrowings in 2004. Interest expense on deposits increased due to an increase in the average interest rate paid on deposits, which increased to 2.92% from 2.21%, due to the higher market interest rate environment, partially offset by the lower average balance of deposits.

Provision for Loan Losses. The following table summarizes the activity in the allowance for loan losses for the six months ended December 31, 2005 and 2004.

	Six Months Ended December 31,
	2005	2004
	(In thousands)
Allowance at beginning of period	$349	$292
Provision for loan losses	70	—
Charge-offs	(25)	(1)
Recoveries	12	22

Net (charge-offs) recoveries	(13)	21

Allowance at end of period	$406	$313

The provision for loan losses increased $70,000 to $70,000 for the six months ended December 31, 2005. The increase in the provision for loan losses was necessitated by a higher allowance percentage being assigned to the commercial real estate loans in the Company’s portfolio, thereby increasing the allowance for loan losses. The allowance percentage was increased after an evaluation of the historical loss experience, delinquency trends and collectibility of the commercial real estate portfolio. The absence of a loan loss provision for the six months ended December 31, 2004 was due to recoveries of $22,000 and charge-offs of only $1,000 in the six months ended December 31, 2004, as well as the continued low level of non-performing assets.

Noninterest Income. The following table summarizes noninterest income for the six months ended December 31, 2005 and 2004.

	Six Months Ended December 31,		% change
	2005	2004
	(Dollars in thousands)
Service fees on deposits	$57	$59	(3.4)%
Service fees on loans	14	8	75.0
Income from investment in life insurance	38	40	(5.0)
Other income	45	16	181.3

	$154	$123	25.2

The increased in other income of $29,000 or 181.3%, was due primarily to an increase in miscellaneous fees.

Noninterest Expenses. The following table summarizes noninterest expenses for the six months ended December 31, 2005 and 2004.

	Six Months Ended December 31,		% change
	2005	2004
	(Dollars in thousands)
Compensation and related expenses	$832	$790	5.3%
Occupancy	79	72	9.7
Data processing	138	143	(3.5)
Foreclosed real estate activity	(1)	3	(133.3)
Telephone and postage	33	35	(5.7)
Advertising	50	38	31.6
Professional fees	88	57	54.4
Equipment expense	64	57	12.3
Other	213	163	30.7

Total	$1,496	$1,358	10.2

Efficiency ratio (1)	70.8%	73.3%

(1)	Computed as noninterest expenses divided by the sum of net interest income and other income.

Total non-interest expenses increased $138,000, or 10.2%, primarily as a result of increases in compensation and related expenses, advertising, professional fees, equipment expense and other miscellaneous expenses. Compensation and related expenses increased due to, among other factors, $27,000 related to the hiring of a new controller in August 2005 and $22,000 related to the implementation of the BV Financial, Inc. 2005 Equity Incentive Plan in November 2005. Advertising expense increased due to the promotion of a special rate five-year certificate of deposit. Professional fees increased due to the additional legal and accounting costs incurred in operating as a public company. Equipment expense increased due to increased depreciation costs on equipment purchases. Other miscellaneous expenses increased due to increased costs relating to operating as a public company, including expenses relating to its annual meeting.

Income Taxes. Provision for income taxes increased $35,000, or 20.0%, from $175,000 for the six months ended December 31, 2004 to $210,000 for the six months ended December 31, 2005. The effective tax rate was 38.4% for the six months ended December 31, 2005 compared to 35.4% for the six months ended December 31, 2004. The increase in the effective tax rate was due to higher pre-tax income and an increase in non-deductible compensation expense.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2005, cash and cash equivalents totaled $6.9 million, including interest-bearing deposits of $4.2 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $4.3 million at December 31, 2005. In addition, at December 31, 2005, we had the ability to borrow a total of approximately $39.6 million from the Federal Home Loan Bank of Atlanta. On that date, we had advances outstanding of $15.0 million.

At December 31, 2005, we had $178,000 in loan commitments outstanding, which included $129,000 in commitments to purchase mobile home loans. In addition to commitments to originate loans, we had $800,000 in unused lines of credit and $5.4 million of construction loans in process. Certificates of deposit due within one year of December 31, 2005 totaled $12.2 million, or 12.6% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and lines of credit. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2006. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. Our primary financing activities consist of activity in deposit and borrowings from the Federal Home Loan Bank. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to increase core deposits. Occasionally, we offer promotional rates on certain deposit products to attract deposits. The larger increase in deposits for the six months ended December 31, 2005 was due to the receipt of funds for purchase orders in the Company’s initial public offering.

	Six Months Ended December 31,
	2005	2004
	(In thousands)
Investing activities:
Loan originations	$21,899	$19,857
Loan and participation purchases	1,039	2,088
Securities purchases	49	—

Financing activities:
Increase in deposits	5,105	38,497
Increase in Federal Home Loan Bank advances	10,000	—

We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2005, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

The capital from the offering significantly increased our liquidity and capital resources. Over time, this initial level of liquidity will be reduced as net proceeds from the stock offering continue to be used for general corporate purposes, including the funding of lending activities. Our financial condition and results of operations for the three and six months ended December 31, 2005 were enhanced by the capital from the offering, resulting in increased net interest-earning assets and net income. However, the large increase in equity resulting from the capital raised in the offering had an adverse impact on our return on equity. We may use capital management tools such as cash dividends and share repurchases. However, under Office of Thrift Supervision regulations, we are not allowed to repurchase any shares during the first year following the offering, except to fund the restricted stock awards under the stock-based benefit plans, unless extraordinary circumstances exist and we receive regulatory approval.

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

For the six months ended December 31, 2005 and the year ended June 30, 2005, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its securities in the quarter ended December 31, 2005 and at December 31, 2005, the Company had no publicly announced repurchase plans or programs.

Item 3. Defaults upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on November 8, 2005. The results of the vote on the matters presented at the meeting is as follows:

1.	The following individuals were elected as directors, each for a three-year term:

	Votes for	Votes Withheld
Brian K. McHale	2,516,942	73,846
Anthony J. Narutowicz	2,517,242	73,546
Jerry S. Sopher	2,521,501	69,287

2.	The approval of the BV Financial, Inc. 2005 Equity Incentive Plan by the following vote:

For: 1,888,486	Against: 288,735	Abstain: 5,721

Broker non-votes: 407,846

3.	The appointment of Beard Miller Company LLP as auditors for the Company for the fiscal year ending June 30, 2006 was ratified by stockholders by the following vote:

For: 2,567,446	Against: 19,429	Abstain: 3,913

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Charter of BV Financial, Inc. (1)

3.2	Bylaws of BV Financial, Inc. (1)

4.0	Stock Certificate of BV Financial, Inc. (1)

10.0	BV Financial, Inc. 2005 Equity Incentive Plan (2)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification

(1)	Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange Commission in the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-119083.
(2)	Incorporated by reference into this document from Appendix C filed with the Securities and Exchange Commission in the Proxy Statement filed on October 4, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BV FINANCIAL, INC.

Dated: February 13, 2006	By:	/s/ Carolyn M. Mroz
Carolyn M. Mroz
President and Chief Executive Officer
(principal executive officer)

Dated: February 13, 2006	By:	/s/ Edmund T. Leonard
Edmund T. Leonard
Chairman of the Board
and Chief Financial Officer
(principal financial and accounting officer)