Form 10QSB
period 2006-03-31
BV Financial, Inc.
filed 2006-05-12
CIK 1302387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission file number: 0-51014

BV FINANCIAL, INC.

(Exact name of small business issuer as specified in its charter)

Federal	14-1920944
(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer Identification No.)

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

As of May 12, 2006, there were 2,645,000 shares of the registrant’s common stock outstanding.

BV FINANCIAL, INC.

Part I. Financial Information

Item 1. Financial Statements

BV FINANCIAL, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

(Unaudited)

	March 31, 2006	June 30, 2005
	(In thousands)
ASSETS
Cash	$1,538	$1,847
Interest bearing deposits in other banks	3,004	5,471
Federal funds sold	1,293	1,018

Cash and Cash Equivalents	5,835	8,336

Securities available for sale	4,241	4,342
Securities held to maturity	3,255	3,350
Loans receivable, net of allowance for loan losses March 31, 2006 - $426; June 30, 2005 - $349	109,973	96,051
Premises and equipment, net	2,513	2,569
Federal Home Loan Bank of Atlanta stock, at cost	939	497
Investment in life insurance	1,870	1,813
Accrued interest receivable	448	417
Other assets	457	423

Total Assets	$129,531	$117,798

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Non-interest bearing deposits	$3,526	$3,304
Interest bearing deposits	90,896	88,097

Total Deposits	94,422	91,401
Federal Home Loan Bank advances	14,500	5,000
Official checks	532	983
Advance payments by borrowers for taxes and insurance	858	1,080
Other liabilities	718	886

Total Liabilities	$111,030	$99,350

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock $0.01 par value; 9,000,000 shares authorized; 2,645,000 issued and outstanding	26	26
Paid-in capital	10,962	10,923
Unearned employee stock ownership plan shares	(911)	(963)
Unvested shares of restricted stock	(437)	—
Retained earnings	8,918	8,499
Accumulated other comprehensive loss	(57)	(37)

Total Stockholders’ Equity	18,501	18,448

Total Liabilities and Stockholders’ Equity	$129,531	$117,798

See notes to Unaudited Consolidated Financial Statements.

BV FINANCIAL, INC. AND SUBSIDIARY

Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
	(In thousands)
INTEREST INCOME
Loans, including fees	$1,671	$1,318	$4,963	$3,879
Investment securities	87	71	258	240
Other	47	109	124	164

Total Interest Income	1,805	1,498	5,345	4,283

INTEREST EXPENSE
Deposits	731	605	2,026	1,660
Borrowed funds	162	—	448	—

Total Interest Expense	893	605	2,474	1,660

Net Interest Income	912	893	2,871	2,623
PROVISION FOR LOAN LOSSES	20	—	90	—

Net Interest Income after Provision for Loan Losses	892	893	2,781	2,623

NON-INTEREST INCOME
Service fees on deposits	29	24	86	83
Service fees on loans	25	4	39	12
Income from investment in life insurance	19	20	57	60
Other income	10	9	55	25

Total Non-Interest Income	83	57	237	180

NON-INTEREST EXPENSES
Compensation and related expenses	488	372	1,320	1,162
Occupancy	43	39	122	111
Data processing	79	77	217	220
Telephone and postage	15	17	48	52
Advertising	39	18	89	56
Professional fees	44	58	132	115
Equipment	32	29	96	86
Other	99	109	311	275

Total Non-Interest Expenses	839	719	2,335	2,077

Income before Income Taxes	136	231	683	726
PROVISION FOR INCOME TAXES	54	79	264	254

Net Income	$82	$152	$419	$472

BASIC AND DILUTED EARNINGS PER SHARE	$0.03	N/A	$0.17	N/A

See Notes to Unaudited Consolidated Financial Statements.

BV FINANCIAL, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(Unaudited)

	For Three Months Ended March 31,		For Nine Months Ended March 31,
	2006	2005	2006	2005
	(In thousands)
Net Income	$82	$152	$419	$472
Unrealized net holding gains (losses) on available-for-sale securities, net of taxes of ($1), ($17), ($13) and ($10)	(2)	(27)	(20)	(16)

Comprehensive income	$80	$125	$399	$456

See Notes to Unaudited Consolidated Financial Statements.

BV FINANCIAL, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended March 31,
	2006	2005
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$419	$472
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of discounts and premiums	7	9
Provision for loan losses	90	—
Amortization of deferred loan fees/costs	96	(134)
Provision for depreciation	95	97
Increase in cash surrender value of life insurance	(57)	(60)
Stock-based compensation expense	91	—
Change in other assets and other liabilities	(195)	141

Net Cash Provided by Operating Activities	546	525

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(76)	(17)
Proceeds from maturity of securities available for sale	—	1,000
Proceeds from maturity of securities held to maturity	—	1,000
Principal collected on mortgage backed securities	232	223
Net increase in loans	(12,914)	(9,742)
Purchase of loans	(1,219)	(3,225)
Purchase of premises and equipment	(39)	(45)
(Purchase) sale of Federal Home Loan Bank stock	(442)	200

Net Cash Used in Investing Activities	(14,458)	(10,606)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in official checks	(451)	(547)
Net increase in deposits	3,021	7,968
Decrease in advance payments by borrowers for taxes and insurance	(222)	(183)
Advances from Federal Home Loan Bank	14,000	—
Repayment of advances from Federal Home Loan Bank	(4,500)
Purchase of MRP shares	(437)	—
Capitalization of Bay Vanguard, M.H.C.	—	(50)
Proceeds from sale of common stock	—	9,968

Net Cash Provided by Financing Activities	11,411	17,157

Net (Decrease) Increase in Cash and Cash Equivalents	(2,501)	7,076
CASH AND CASH EQUIVALENTS – BEGINNING	8,336	9,872

CASH AND CASH EQUIVALENTS – ENDING	5,835	16,948

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$2,474	$1,660

Income taxes paid	$421	$242

Loans transferred to repossessed assets	$25	$24

Issuance of shares for employee stock ownership plan	$—	$(1,037)

See Notes to Unaudited Consolidated Financial Statements.

BV FINANCIAL, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2006

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America. However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the three and nine month periods ended March 31, 2006 are not necessarily indicative of the results that may be expected for the entire year. These unaudited consolidated financial statements should be read in conjunction with BV Financial, Inc.’s (the “Company”) Annual Report on Form 10-KSB for the year ended June 30, 2005.

Principles of Consolidation

The consolidated financial statements at March 31, 2006 and June 30, 2005 and for the three and nine months ended March 31, 2006 and March 31, 2005 include the accounts of the Company, Bay-Vanguard Federal Savings Bank (the “Bank”) and its wholly-owned subsidiary, Housing Recovery Corporation. All intercompany balances and transactions have been eliminated in consolidation.

(2) Mutual Holding Company Reorganization and Minority Stock Issuance

On January 12, 2005, pursuant to a Plan of Reorganization and Stock Issuance, as amended, the Bank: (i) converted to a stock savings bank (the “Stock Bank”) as the successor to the mutual Bank; (ii) organized the Company as a federally chartered corporation that owns 100% of the common stock of the Stock Bank; and (iii) organized Bay-Vanguard, M.H.C. as a federally chartered mutual holding company that owns 55% of the common stock of the Company (the “Mutual Holding Company”). The Stock Bank succeeded to the business and operations of the Bank in its mutual form and the Company sold 45% of its common stock in a public stock offering at $10.00 per share, raising net proceeds of $11.0 million.

Following the completion of the reorganization, all members who had membership or liquidation rights with respect to the Bank as of the effective date of the reorganization continued to have such rights solely with respect to the Mutual Holding Company so long as they continued to hold deposit accounts or, for borrower members, continued their borrowing relationship with the Bank. In addition, all persons who become depositors of the Bank subsequent to the reorganization will have such membership and liquidation rights with respect to the Mutual Holding Company.

Costs of approximately $947,000 incurred in connection with the offering were recorded as a reduction of the proceeds from the offering.

(3) Earnings Per Share

Basic earnings per share is based upon the weighted average number of common shares outstanding, while diluted earnings per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. All stock options were antidilutive at March 31, 2006.

The difference between the common shares issued and the common shares outstanding, for the purposes of calculating basic earnings per share, is a result of the unallocated ESOP shares.

The calculated basic and diluted earnings per share (“EPS”) are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Numerator	$82,000	$152,000	$419,000	$472,000
Denominator:
Basic shares outstanding	2,534,959	N/A	2,505,441	N/A
Earnings per share:
Basic and diluted	$0.03	N/A	$0.17	N/A

(4) Employee Stock Ownership Plan

The Company accounts for the Bay-Vanguard Federal Savings Bank Employee Stock Ownership Plan (the “ESOP”) in accordance with American Institute of Certified Public Accountants Statement of Position 93-6. The cost of shares issued to the ESOP but not yet allocated to participants is presented in the consolidated statements of financial condition as a reduction of stockholders’ equity. Compensation expense is recorded based on the market price of the shares as they are committed to be released for allocation to participant accounts. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in capital. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are reflected as a reduction of debt.

(5) Stock-Based Compensation

The Company maintains a stock-based compensation plan. The compensation cost that has been charged against income for the plan was $55,000 and $77,000 for the three and nine months ended March 31, 2006, respectively. The total income tax benefit recognized in the income statement for stock-based compensation arrangements was $14,000 and $19,000 for the three and nine months ended March 31, 2006, respectively. As of March 31, 2006 there was $615,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan. The remaining cost is expected to be recognized over a weighted–average period of 4.6 years. No stock-based compensation plans were in effect for the three and nine months ended March 31, 2005.

On November 8, 2005, stockholders approved the BV Financial, Inc. 2005 Equity Compensation Plan that enabled the Company to grant stock options and restricted stock awards to employees and directors. The Company has elected to implement early the requirements of SFAS No. 123R, Share-Based Payment.

On November 14, 2005, the Company granted stock options covering 111,407 shares of common stock to certain employees and directors of the Company. The options were granted at the then fair market value, vest over five years and expire ten years from the date of grant. The Company estimated the grant date fair value of each option awarded in fiscal 2006 using the Black-Scholes Option-Pricing model with the following assumptions: dividend yield 0%, risk-free interest rate of 4.30%, and expected lives of 6.5 years. The assumption for the expected volatility was 15.977%. The estimated fair value of each option granted was computed to be $2.64. The Company recognized $35,000 and $44,000 of expenses relating to the granting of stock options during the three and nine months ended March 31, 2006, respectively.

As of March 31, 2006, the Company granted 44,566 shares of restricted stock to certain employees and directors of the Company. The Company purchased shares in the open market during the current year to fund this plan. The awards vest over a five-year period and, therefore, the cost of such awards will be accrued ratably over a five-year period as compensation expense. The Company recognized $20,000 and $33,000 of expenses relating to the grant of shares of restricted stock during the three and nine months ended March 31, 2006, respectively.

(6) Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS No. 155”). SFAS No. 155 amends FASB Statement No. 133 and FASB Statement No. 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is required to adopt the provisions of SFAS No. 155, as applicable, beginning in fiscal year 2007. Management does not believe the adoption of SFAS No. 155 will have a material impact on the Company’s financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—An Amendment of FASB Statement No. 140 (“SFAS 156”). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006, which for the Company will be as of the beginning of fiscal year 2007. The Company does not believe that the adoption of SFAS 156 will have a significant effect on its financial statements.

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

The Bank’s savings accounts are insured up to the applicable legal limits by the Federal Deposit Insurance Corporation. Bay-Vanguard Federal is a member of the Federal Home Loan Bank System.

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

Comparison of Financial Condition at March 31, 2006 and June 30, 2005

Total assets increased $11.7 million, or 10.0%, to $129.5 million at March 31, 2006 from $117.8 million at June 30, 2005, primarily due to an increase in loans, offset slightly by a decrease in cash and cash equivalents.

Loans receivable increased $13.9 million, or 14.5%, to $110.0 million at March 31, 2006, primarily due to $20.0 million in originations of residential real estate loans, $6.3 million of residential construction loans and $1.9 million of other loans. The increased originations were due to a strong local real estate market and competitive pricing.

Securities decreased $196,000, or 2.5%, from $7.7 million at June 30, 2005 to $7.5 million at March 31, 2006, due to principal collected on mortgage-backed securities, the proceeds of which were used to fund loan growth.

Cash and cash equivalents decreased $2.5 million, or 30.0%, from $8.3 million at June 30, 2005 to $5.8 million at March 31, 2006, as those funds were used to fund loan growth.

The following table provides information with respect to the Company’s non-performing assets at the dates indicated. The Company did not have any accruing loans past due 90 days or more, foreclosed real estate or troubled debt restructurings at the dates presented.

	At March 31, 2006	At June 30, 2005	% change
	(Dollars in thousands)
Non-accruing loans:
One- to four-family	$257	$464	(44.6)%
Mobile home	69	11	527.3

Total	326	475	(31.4)

Accruing loans past due 90 days or more	—	—
Foreclosed real estate	—	—
Other repossessed assets	51	76	(32.9)

Total non-performing assets	$377	$551	(31.6)

Total non-performing loans to total loans	0.30%	0.49%
Total non-performing loans to total assets	0.25	0.40
Total non-performing assets to total assets	0.29	0.47

Nonperforming assets decreased $174,000, or 31.6%, primarily due to the full repayment of a $225,000 mortgage loan during this period.

Deposits increased $3.0 million, or 3.3%, to $94.4 million at March 31, 2006, primarily due to an increase in certificates of deposit of $11.7 million, offset by an $8.5 million decrease in money market accounts. The increase in certificates of deposit was due to a promotional special the Bank ran on five-year certificates of deposit. Federal Home Loan Bank advances increased $9.5 million, or 190.0%, to $14.5 million at March 31, 2006. The additional borrowings were used to fund loan growth.

Total equity increased $53,000, or 0.3%, to $18.5 million at March 31, 2006, primarily as a result of net income of $419,000 in the period and a $52,000 decrease in unearned employee stock ownership plan shares due to the allocation of the shares during the period, offset by an increase of $437,000 in unvested restricted stock due to the purchase of shares during the period to fund the restricted stock granted under the equity incentive plan.

Results of Operations for the Three Months Ended March 31, 2006 and 2005

General. Net income decreased $70,000, or 46.1%, to $82,000 for the three months ended March 31, 2006 compared to the same period in the prior year due primarily to an $120,000 increase in non-interest expenses and a $20,000 increase in the provision for loan losses, offset by a $25,000 decrease in the provision for income taxes, a $19,000 increase in net interest income and a $26,000 increase in non-interest income.

Net Interest Income. The following table summarizes changes in interest income and expense for the three months ended March 31, 2006 and 2005.

	Three Months Ended March 31,		% change
	2006	2005
	(Dollars in thousands)
Interest Income:
Loans, including fees	$1,671	$1,318	26.8%
Investment securities	87	71	22.5
Other	47	109	(56.9)

Total interest income	$1,805	$1,498	20.5

Interest Expense:
Deposits	$731	$605	20.9
Federal Home Loan Bank advances	162	—	N/A

Total interest expense	893	605	47.6

Net interest income	$912	$893	2.1

The following table summarizes average balances and average yield and costs for the three months ended March 31, 2006 and 2005.

	Three Months Ended March 31,
	2006		2005
	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost
	(Dollars in thousands)
Loans	$110,597	6.04%	$84,032	6.35%
Investment securities	7,534	4.62	7,824	3.63
Interest-earning deposits	3,869	3.31	18,134	2.14
Federal funds sold	1,229	4.56	879	1.37
Interest-bearing deposits	91,936	3.18	95,853	2.53
Federal Home Loan Bank advances	14,672	4.42	—	—

Net interest income for the three months ended March 31, 2006 increased $19,000, or 2.1%, compared to the same period last year, as a result of a larger average balance of interest-earning assets, offset by a decrease in the interest rate spread to 2.51% from 2.90%. Total interest income increased as a result of the growth in average interest-earning assets to $123.2 million from $110.9 million, offset by a decrease in the average yield on loans to 6.04% from 6.35%, due primarily to loans being originated at a lower rate than those that had been paid in full or refinanced during the period, offset by higher rates being earned in investment securities. Total interest expense increased as a result of an increase in the average balance of long-term Federal Home Loan Bank borrowings of $14.7 million, compared to no borrowings in 2005. Interest expense on deposits increased due to an increase in the average interest rate paid on deposits, which increased from 2.53% to 3.18%, due to an increase in the short-term interest rate environment, offset by a decrease in the average balance of deposits.

Provision for Loan Losses. The following table summarizes the activity in the allowance for loan losses for the three months ended March 31, 2006 and 2005.

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Allowance at beginning of period	$406	$313
Provision for loan losses	20	—
Charge-offs	—	(8)
Recoveries	—	26

Net recoveries	—	18

Allowance at end of period	$426	$331

The provision for loan losses increased $20,000 to $20,000 for the three months ended March 31, 2006. The increase in the provision for loan losses was necessitated by a higher allowance percentage being assigned to the commercial real estate loans in the Company’s portfolio, thereby increasing the allowance for loan losses. The allowance percentage was increased after an evaluation of the historical loss experience, delinquency trends and collectibility of the commercial real estate portfolio. The absence of a loan loss provision for the three months ended March 31, 2005 was due to recoveries of $26,000 exceeding charge-offs of $8,000 in the three months ended March 31, 2005, as well as the continued low level of non-performing assets.

Noninterest Income. The following table summarizes noninterest income for the three months ended March 31, 2006 and 2005.

	Three Months Ended March 31,		% change
	2006	2005
	(Dollars in thousands)
Service fees on deposits	$29	$24	20.8%
Service fees on loans	25	4	525.0
Income from investment in life insurance	19	20	(5.0)
Other income	10	9	11.1

	$83	$57	45.6

The increase in service fees on loans of $21,000, or 525.0%, was due primarily to an increase in the sale of loan participations, upon which the Bank retains the servicing. No mortgage servicing rights asset has been recorded as the servicing fees approximate the servicing cost.

Noninterest Expenses. The following table summarizes noninterest expenses for the three months ended March 31, 2006 and 2005.

	Three Months Ended March 31,		% change
	2006	2005
	(Dollars in thousands)
Compensation and related expenses	$488	$372	31.2%
Occupancy	43	39	10.3
Data processing	79	77	2.6
Telephone and postage	15	17	(11.8)
Advertising	39	18	116.7
Professional fees	44	58	(24.1)
Equipment expense	32	29	10.3
Other	99	109	(9.2)

Total Noninterest Expenses	$839	$719	16.7

Efficiency ratio (1)	84.32%	75.68%	11.4

(1)	Computed as noninterest expenses divided by the sum of net interest income and other income.

Total non-interest expenses increased $120,000, or 16.7%, primarily as a result of increases in compensation and related expenses and advertising, offset by a decrease in professional fees and other miscellaneous expenses. Compensation and related expenses increased primarily due to the hiring of a new controller in August 2005 and a new executive loan officer in January 2006, and the implementation of the BV Financial, Inc. 2005 Equity Incentive Plan in November 2005. Advertising expense increased due to the promotion of a special rate five-year certificate of deposit. Professional fees decreased due to a reduction in legal fees subsequent to the reorganization. Other miscellaneous expenses decreased primarily due to a decrease in costs related to loan processing software and due to a change in the vendor servicing our ATMs.

Income Taxes. Provision for income taxes decreased $25,000, or 31.6%, from $79,000 for the three months ended March 31, 2005 to $54,000 for the three months ended March 31, 2006. The effective tax rate was 34.2% for the three months ended March 31, 2005 compared to 39.7% for the three months ended March 31, 2006. The increase in the effective tax rate was due to increased non-deductible stock-based compensation expenses.

Results of Operations for the Nine Months Ended March 31, 2006 and 2005

General. Net income decreased $53,000, or 11.2%, to $419,000 for the nine months ended March 31, 2006 compared to the same period in the prior year, due primarily to a $258,000 increase in non-interest expenses, a $90,000 increase in the provision for loan losses and a $10,000 increase in provision for income taxes, offset by a $248,000 increase in net interest income and a $57,000 increase in non-interest income.

Net Interest Income. The following table summarizes changes in interest income and expense for the nine months ended March 31, 2006 and 2005.

	Nine Months Ended March 31,		% change
	2006	2005
	(Dollars in thousands)
Interest Income:
Loans, including fees	$4,963	$3,879	28.0%
Investment securities	258	240	7.5
Other	124	164	(24.4)

Total interest income	$5,345	$4,283	24.8

Interest Expense:
Deposits	$2,026	$1,660	22.1
Federal Home Loan Bank advances	448	—	N/A
Total interest expense	2,474	1,660	49.0

Net interest income	$2,871	$2,623	9.5

The following table summarizes average balances and average yield and costs for the nine months ended March 31, 2006 and 2005.

	Nine Months Ended March 31,
	2006		2005
	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost
	(Dollars in thousands)
Loans	$107,420	6.16%	$80,727	6.41%
Investment securities	7,585	4.58	8,753	3.66
Interest-earning deposits	3,880	2.96	10,187	1.97
Federal funds	1,140	4.09	1,052	1.70
Interest-bearing deposits	89,539	3.02	99,227	2.23
Federal Home Loan Bank advances	13,498	4.43	—	—

Net interest income for the nine months ended March 31, 2006 increased $248,000, or 9.5%, compared to the same period last year, as a result of a larger average balance of interest-earning assets, offset by a decrease in the interest rate spread to 2.74% from 3.10%. Total interest income increased as a result of the growth in average interest-earning assets to $120.0 million from $100.7 million, and by an increase in the average yield to 5.94% from 5.31% due to the higher market interest rate environment. Total interest expense increased as a result of an increase in the average balance of Federal Home Loan Bank borrowings of $13.5 million, compared to no borrowings in 2005. Interest expense on deposits increased due to an increase in the average interest rate paid on deposits, which increased to 3.02% from 2.23%, due to the higher market interest rate environment, offset by the lower average balance of deposits.

Provision for Loan Losses. The following table summarizes the activity in the allowance for loan losses for the nine months ended March 31, 2006 and 2005.

	Nine Months Ended March 31,
	2006	2005
	(In thousands)
Allowance at beginning of period	$349	$292
Provision for loan losses	90	—
Charge-offs	(25)	(9)
Recoveries	12	48

Net (charge-offs) recoveries	(13)	39

Allowance at end of period	$426	$331

The provision for loan losses increased $90,000 to $90,000 for the nine months ended March 31, 2006. The increase in the provision for loan losses was necessitated by a higher allowance percentage being assigned to the commercial real estate loans in the Company’s portfolio, thereby increasing the allowance for loan losses. The allowance percentage was increased after an evaluation of the historical loss experience, delinquency trends and collectibility of the commercial real estate portfolio. The absence of a loan loss provision for the nine months ended March 31, 2005 was due to recoveries of $48,000 and charge-offs of only $9,000 in the nine months ended March 31, 2005, as well as the continued low level of non-performing assets.

Noninterest Income. The following table summarizes noninterest income for the nine months ended March 31, 2006 and 2005.

	Nine Months Ended March 31,		% change
	2006	2005
	(Dollars in thousands)
Service fees on deposits	$86	$83	3.6%
Service fees on loans	39	12	225.0
Income from investment in life insurance policy	57	60	(5.0)
Other income	55	25	120.0

	$237	$180	31.7

The increase in service fees on loans of $27,000, or 225.0%, was due primarily to an increase in the sale of loan participations, upon which the Bank retains the servicing. The increase in other income of $30,000, or 120.0%, was due primarily to an increase in wire, money order and other miscellaneous fees.

Noninterest Expenses. The following table summarizes noninterest expenses for the nine months ended March 31, 2006 and 2005.

	Nine Months Ended March 31,		% change
	2006	2005
	(Dollars in thousands)
Compensation and related expenses	$1,320	$1,162	13.6%
Occupancy	122	111	9.9
Data processing	217	220	(1.4)
Telephone and postage	48	52	(7.7)
Advertising	89	56	58.9
Professional fees	132	115	14.8
Equipment expense	96	86	11.6
Other	311	275	13.1

Total	$2,335	$2,077	12.4

Efficiency ratio (1)	75.13%	74.10%	1.4

(1)	Computed as noninterest expenses divided by the sum of net interest income and other income.

Total non-interest expenses increased $258,000, or 12.4%, primarily as a result of increases in compensation and related expenses, advertising, professional fees, occupancy fees, equipment expense and other miscellaneous expenses. Compensation and related expenses increased primarily due to the hiring of a new controller in August 2005 and an executive loan officer in January 2006, and the implementation of the BV Financial, Inc. 2005 Equity Incentive Plan in November 2005. Advertising expense increased due to the promotion of a special rate five-year certificate of deposit. Professional fees increased due to the additional legal and accounting costs incurred in operating as a public company. Equipment expense increased due to increased depreciation costs on equipment purchases. Occupancy costs increased due to an increase in repairs and maintenance expenses. Other miscellaneous expenses increased due to increased costs relating to operating as a public company, including expenses relating to its annual meeting.

Income Taxes. Provision for income taxes increased $10,000, or 3.9%, from $254,000 for the nine months ended March 31, 2005 to $264,000 for the nine months ended March 31, 2006. The effective tax rate was 38.7% for the nine months ended March 31, 2006, compared to 35.0% for the nine months ended March 31, 2005. The increase in the effective tax rate was due to higher pre-tax income and an increase in non-deductible stock-based compensation expense.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2006, cash and cash equivalents totaled $5.8 million, including interest-bearing deposits of $3.0 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $4.2 million at March 31, 2006. In addition, at March 31, 2006, we had the ability to borrow a total of approximately $33.0 million from the Federal Home Loan Bank of Atlanta. On that date, we had advances outstanding of $14.5 million.

At March 31, 2006, we had $1.0 million in loan commitments outstanding, which included $486,000 in commitments to purchase mobile home loans. In addition to commitments to originate loans, we had $1.1 million in unused lines of credit and $3.9 million of construction loans in process. Certificates of deposit due within one year of March 31, 2006 totaled $13.6 million, or 14.4% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and lines of credit. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2007. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. Our primary financing activities consist of activity in deposit accounts and borrowings from the Federal Home Loan Bank. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to increase core deposits. Occasionally, we offer promotional rates on certain deposit products to attract deposits.

	Nine Months Ended March 31,
	2006	2005
	(In thousands)
Investing activities:
Loan originations	$30,469	$25,676
Loan and participation purchases	1,219	3,225
Securities purchases	76	17

Financing activities:
Increase in deposits	3,021	7,968
Increase in Federal Home Loan Bank advances	9,500	—

We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2006, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

The capital from the offering significantly increased our liquidity and capital resources. Over time, this initial level of liquidity will be reduced as net proceeds from the stock offering continue to be used for general corporate purposes, including the funding of lending activities. Our financial condition and results of operations for the three and nine months ended March 31, 2006 were enhanced by the capital from the offering, resulting in increased net interest-earning assets. However, the large increase in equity resulting from the capital raised in the offering had an adverse impact on our return on equity. We may use capital management tools such as cash dividends and share repurchases. However, under Office of Thrift Supervision regulations, we are not allowed to repurchase any shares during the first year following the offering, except to fund the restricted stock awards under the stock-based benefit plans, unless extraordinary circumstances exist and we receive regulatory approval.

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

For the nine months ended March 31, 2006 and the year ended June 30, 2005, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. However, the initial draft of the financial statements are currently prepared by the chief financial officer. The absence of a second level of review of the financial statement disclosures may result in revisions to the draft financial statement disclosures (which are reflected in, and do not affect, the final interim financial statement disclosures) as a result of the review by the auditors. We have hired a new controller, which we believe will strengthen our internal controls and procedures. Further, we are currently seeking to hire an additional individual to our accounting department.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its securities in the quarter ended March 31, 2006 and at March 31, 2006, the Company had no publicly announced repurchase plans or programs.

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

BV FINANCIAL, INC.

Dated: May 12, 2006	By:	/s/ Carolyn M. Mroz
Carolyn M. Mroz
President and Chief Executive Officer
(principal executive officer)

Dated: May 12, 2006	By:	/s/ Edmund T. Leonard
Edmund T. Leonard
Chairman of the Board
and Chief Financial Officer
(principal financial and accounting officer)