Form 10KSB
period 2006-06-30
BV Financial, Inc.
filed 2006-09-28
CIK 1302387

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

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

Common Stock, par value $0.01 per share

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The issuer’s revenues for its most recent fiscal year were $7,471,000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates at September 22, 2006 was $9.8 million, based upon the closing price of $9.00 as quoted on the OTC Electronic Bulletin Board for September 22, 2006. Solely for purposes of this calculation, the shares held by Bay-Vanguard, M.H.C. and the directors and executive officers of the issuer are deemed to be held by affiliates.

As of September 22, 2006, the issuer had 2,645,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-KSB.

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

Management’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on the operations of BV Financial and its subsidiaries include, but are not limited to, the following: interest rate trends; the general economic climate in the market area in which we operate, as well as nationwide; our ability to control costs and expenses; competitive products and pricing; loan delinquency rates and changes in federal and state legislation and regulation. Additional factors that may affect our results are discussed in this Annual Report on Form 10-KSB under “Item 1—Description of Business—Risk Factors.” These risks and uncertainties should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. BV Financial does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions, which may be made to any forward-looking statements or to reflect the occurrence of anticipated or unanticipated events.

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

Market Area

We are headquartered in Baltimore County, Maryland. In addition to our main office, we operate two branch offices in Baltimore City and one branch office in Anne Arundel County, which we opened in February 2004. We consider Baltimore City, Baltimore County and Anne Arundel County to be our primary market area. The economy of our market area reflects a diverse cross-section of employment sectors. According to published statistics in 2000, the economies of Baltimore City and Baltimore County are primarily geared toward the service, trade, government, financial services and manufacturing sectors. The economy of Anne Arundel County is also geared toward those sectors. However, because of the Fort Meade Installation and the state government in Annapolis, Anne Arundel County has a stronger concentration of government employees. Additionally, Baltimore and Anne Arundel Counties reported a higher level of construction employment than Baltimore City, reflecting the level of growth in those counties. According to the United States Census Bureau, the population of Baltimore City, Baltimore County and Anne Arundel County in 2005 was estimated to be approximately 635,000, 786,000 and 511,000, respectively. The economy of our market area is strongest in suburban Anne Arundel County, which has experienced higher growth rates in population and households while maintaining low unemployment rates. Baltimore City, on the other hand, has seen its population and households decrease, which is reflective of the urban shift to suburban markets for job opportunities. Baltimore City also has a higher concentration of blue collar workers, lower per capita income levels and a higher level of unemployment than the state or national averages.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the several financial institutions operating in our market area and, to a lesser extent, from other financial service companies such as brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2005, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held approximately 0.22% of the deposits in the Baltimore-Towson, Maryland Metropolitan Statistical Area, which was the 48th largest market share out of the 90 financial institutions with offices in this metropolitan statistical area. In addition, banks owned by large bank holding companies such as Bank of America Corporation, Wachovia Corporation, SunTrust Banks, Inc. and M&T Bank Corporation also operate in our market area. These institutions are much larger than us and, therefore, have significantly greater resources that allow them to offer a wider variety of products and services.

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

Lending Activities

General. Our loan portfolio consists primarily of one- to four-family residential real estate loans. To a much lesser extent, our loan portfolio includes mobile home loans, construction loans, multi-family and commercial real estate loans and consumer loans. Bay-Vanguard Federal historically originated and currently originates loans only for investment purposes. At June 30, 2006, Bay-Vanguard Federal had no loans that were held for sale.

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

Mobile Home Loans. We originate mobile home loans directly and purchase mobile home loans from Forward National, the successor of Forward Financial Company, which specializes in mobile home lending. At June 30, 2006, 7.8% of our mobile home portfolio was originated by us directly and 92.2% was purchased from Forward National. Our mobile home loans, which are made primarily to borrowers in Maryland and Pennsylvania, have terms of up to 25 years and fixed interest rates. We generally will finance up to a maximum of 90% of the value of the mobile home. We require that the borrower obtain hazard insurance. At June 30, 2006, we had 338 mobile homes loans, the average size of which was approximately $31,169.

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

	Year Ended June 30,
	2006	2005
	(In thousands)
Deposit account balance, beginning of period	$625	$633
Losses on repossessions and fees and expenses on collections absorbed by Forward National	(55)	(12)
Deposits due to new loans	235	231
Withdrawals due to early payoffs	(295)	(227)

Deposit account balance, end of period	$510	$625

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

At June 30, 2006, the largest residential construction loan commitment was for $1.2 million, $486,495 of which was outstanding. At June 30, 2006, the largest commercial construction loan commitment was for $2.0 million, $623,320 of which was outstanding. These loans were performing according to their terms at June 30, 2006. Before making a commitment to fund a construction loan, we require an appraisal of the property by a board-approved independent licensed appraiser. We also require an inspection of the property before disbursement of the funds during the term of the construction.

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

We originate multi-family and commercial real estate loans for terms up to 25 years. Interest rates and payments on our adjustable-rate loans adjust every three, five or seven years after an initial three-, five- or seven- year period to a rate typically equal to 3-3.5% above the three-, five- or seven-year constant maturity Treasury index. There are no adjustment period or lifetime interest rate caps. Loan amounts generally do not exceed 75% of the appraised value. We require all properties securing multi-family and commercial real estate loans to be appraised by a board-approved independent licensed appraiser. Multi-family and commercial real estate loans also are generally supported by personal guarantees. At June 30, 2006, the largest multi-family and commercial real estate loan was a $2.0 million loan. This loan is secured by commercial real estate and was performing according to its terms at June 30, 2006.

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

Loan Originations, Purchases and Sales. Loan originations come from a number of sources. The primary sources of loan originations include existing customers, our in-house loan originators, advertising, referrals from customers and personal contacts by our staff. We currently utilize local mortgage brokers to assist with loan originations. We generally retain all of the loans that we originate for our portfolio; however, we will sell participation interests to local financial institutions, primarily on the portion of loans that exceed our borrowing limits. We sold $1.2 million of participation interests in fiscal 2006. We sold $6.0 million of these loans in fiscal 2005.

Since April 2000, we have purchased mobile home loans from Forward National. We underwrite these loans. Forward National then closes the loans and immediately assigns them to us. We purchased $1.4 million and $2.3 million of mobile home loans from Forward National in fiscal 2006 and fiscal 2005, respectively.

From time to time, we purchase participation interests, primarily in multi-family and commercial real estate loans. At June 30, 2006 and 2005, we had approximately $4.9 million and $6.2 million of purchased participation loans, respectively. We perform our own underwriting analysis on each of our participation interests before purchasing such loans and therefore believe there is no greater risk of default on these obligations. However, in a purchased participation loan, we do not service the loan and thus are subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings. We are permitted to review all of the documentation relating to any loan in which we participate, including any annual financial statements provided by a borrower. Additionally, we receive periodic updates on the loan from the lead lender.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited by regulation to generally 15% of our unimpaired capital and surplus. At June 30, 2006, our regulatory limit on loans to one borrower was $2.2 million. At that date, our largest lending relationship was a $2.0 million on a loan on commercial real estate. That loan was performing according to its original terms at June 30, 2006.

Loan Commitments. We issue commitments for fixed-rate and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers and generally expire in 60 days.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and municipal governments, deposits at the Federal Home Loan Bank of Atlanta and certificates of deposit of federally insured institutions. Within certain regulatory limits, we also may invest a portion of our assets in mutual funds. We also are required to maintain an investment in Federal Home Loan Bank of Atlanta stock. While we have the authority under applicable law to invest in derivative securities, our investment policy does not permit this investment. We had no investments in derivative securities at June 30, 2006.

At June 30, 2006, our investment portfolio totaled $7.5 million and consisted primarily of U.S. Treasury obligations and federal agency securities, mortgage-backed securities issued primarily by Fannie Mae, Freddie Mac and Ginnie Mae, and a mutual fund that invests in adjustable-rate mortgages.

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

Deposit Accounts. Substantially all of our depositors are residents of the State of Maryland. Deposits are attracted from within our market area through the offering of a broad selection of deposit instruments, including checking accounts, NOW and money market accounts, passbook and savings accounts and certificates of deposit. Additionally, our customers may use any M&T Bank ATM without a surcharge. At June 30, 2006, core deposits, which consist of savings, NOW and money market accounts, comprised 62.0 % of our deposits. We do not utilize brokered funds. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing weekly. We use our money market account as a primary source of liquidity. Consequently, when we require additional liquidity we will offer the highest rates in our market area. When we do not require liquidity, our money market account rates are competitive. With regard to other deposit products, our current strategy is to offer competitive rates, and even higher rates on checking accounts, but not to be the market leader in every type and maturity.

Borrowings. We utilize advances from the Federal Home Loan Bank of Atlanta to supplement our supply of lendable funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Under its current credit policies, the Federal Home Loan Bank generally limits advances to 25% of a member’s assets and short-term borrowings of less than one year may not exceed 10% of the institution’s assets. The Federal Home Loan Bank determines specific lines of credit for each member institution. At June 30, 2006, we had the ability to borrow an additional $26.3 million from the Federal Home Loan Bank of Atlanta.

Personnel

As of June 30, 2006, we had 27 full-time employees and three part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

Subsidiaries

BV Financial’s only direct subsidiary is Bay-Vanguard Federal Savings Bank.

Bay-Vanguard Federal has one subsidiary. Housing Recovery Corporation holds real estate and other assets acquired through foreclosure or repossession by Bay-Vanguard Federal.

Risk Factors

Rising interest rates may hurt our profits.

Interest rates were recently at historically low levels. However, since June 30, 2004, the U.S. Federal Reserve has increased the federal funds rate 16 times from 1.0% to 5.00%. The increase in interest rates has negatively affected our net interest income. If interest rates continue to rise, our net interest income likely would be reduced because interest paid on our interest-bearing liabilities, such as deposits and borrowings, would be expected to increase more quickly than interest received on our interest-earning assets, such as loans and investments. Primarily due to the composition of our interest sensitive assets and liabilities, our interest rate spread (the difference between the average yield earned on our interest-earning assets and the average rate paid on our interest-bearing liabilities) was 2.62% for the year ended June 30, 2006 compared to 3.08% for the year ended June 30, 2005. Our net interest margin (net interest income as a percentage of average interest-earning assets) was 3.09% for the year ended June 30, 2006 compared to 3.13% for the year ended June 30, 2005. In a rising interest rate environment, our interest rate spread and net interest margin would likely be further compressed, which would have a negative effect on our profitability. Further, the net portfolio value of our cash flows from assets, liabilities and off-balance sheet items would be negatively impacted by a rise in interest rates. Specifically, our net portfolio value would decrease by 14.0% and 45.0% if there was a sudden and sustained increase in interest rates of 100 and 300 basis points, respectively. For further discussion of how changes in interest rates could impact us, see “Management’s Discussion and Analysis or Plan of Operation—Interest Rate Risk Management—Net Portfolio Value Simulation Analysis.”

We may be more susceptible to increases in interest rates because of the relatively small amount of adjustable-rate loans currently in our portfolio and our heavy reliance on core deposits, especially our money market accounts, which reprice frequently. At June 30, 2006, $15.1 million, or 13.4% of our total loan portfolio, consisted of adjustable-rate loans. Moreover, we do not currently offer adjustable-rate one- to four-family residential real estate loans. We attempt to limit our exposure to rises in interest rates through: an investment in a mutual fund that invests in adjustable-rate mortgage loans; an increased focus on multi-family and commercial real estate lending, which emphasizes the origination of shorter-term adjustable-rate loans; and efforts to originate shorter-term fixed-

rate loans. Our inability to successfully originate adjustable-rate multi-family and commercial real estate loans or shorter-term fixed-rate loans could result in further compression of our interest rate spread and net interest margin in a rising interest rate environment, which could hurt our profits.

Our continued emphasis on mobile home lending may expose us to increased lending risks.

We purchase newly originated mobile home loans and, to a much lesser extent, originate mobile home loans directly. At June 30, 2006, mobile home loans constituted 9.0% of our loan portfolio. Mobile home loans are generally considered to be riskier than residential mortgage loans because the collateral securing these loans depreciates over time and because mobile home borrowers, on average, tend to have lower incomes than residential mortgage borrowers. In many cases, repossessed collateral for a defaulted mobile home loan will not provide an adequate source of repayment of the outstanding loan balance because of depreciation or improper repair and maintenance of the underlying security. In addition, mobile home loan collections depend on the borrower’s continuing financial stability, and thus are adversely affected by job loss, divorce, illness or personal bankruptcy.

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

At June 30, 2006, $10.3 million, or 8.8%, of our loan portfolio consisted of multi-family and commercial real estate loans. We intend to increase our emphasis on these types of higher-yielding loans to provide us with the opportunity to increase profits. However, these types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential real estate loans because repayment of the loans often depends on the successful operation of the property and the income stream of borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential real estate loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential real estate loan.

Strong competition within our market area could hurt our profits and slow growth.

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and has occasionally forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. As of June 30, 2005, we held 0.22% of the deposits in the Baltimore-Towson, Maryland Metropolitan Statistical Area, which was the 48th largest market share of deposits out of the 90 financial institutions in the metropolitan statistical area. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area. For more information about our market area and the competition we face, see “Description of Business—Market Area” and “Description of Business—Competition.”

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

Regulation and Supervision

General

Bay-Vanguard Federal is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as its deposits insurer. Bay-Vanguard Federal is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund managed by the Federal Deposit Insurance Corporation. Bay-Vanguard Federal must file reports with the Office of Thrift Supervision and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the Office of Thrift Supervision and, under certain circumstances, the Federal Deposit Insurance Corporation to evaluate Bay-Vanguard Federal’s safety and soundness and compliance with various regulatory requirements. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on BV Financial, Bay-Vanguard, M.H.C. and Bay-Vanguard Federal and their operations. BV Financial and Bay-Vanguard, M.H.C., as savings and loan holding companies, are required to file certain reports with, are subject to examination by, and otherwise must comply with the rules and regulations of the Office of Thrift Supervision. BV Financial is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

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

Regulation of Federal Savings Associations

Business Activities. Federal law and regulations, primarily the Home Owners’ Loan Act and the regulations of the Office of Thrift Supervision, govern the activities of federal savings banks such as Bay-Vanguard Federal. These laws and regulations delineate the nature and extent of the activities in which federal savings banks may engage. In particular, certain lending authority for federal savings banks, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.

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

The risk-based capital standard requires federal savings institutions to maintain Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital include items such as cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At June 30, 2006, Bay-Vanguard Federal met each of these capital requirements. See note 11 of the notes to consolidated financial statements included in this annual report on Form 10-KSB.

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

Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. That means that a savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral.

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

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of June 30, 2006, Bay-Vanguard Federal maintained 82.33% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Transactions with Related Parties. Federal law limits Bay-Vanguard Federal’s authority to lend to, and engage in certain other transactions with (collectively, “covered transactions”) “affiliates” (e.g., any company that controls or is under common control with the institution, including BV Financial, Bay-Vanguard, M.H.C. and any non-savings institution subsidiaries). The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution’s capital and surplus. Loans and other specified transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. Transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

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

Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over federal savings institutions and authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The Federal Deposit Insurance Corporation has authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Assessments. Federal savings banks are required to pay assessments to the Office of Thrift Supervision to fund its operations. The general assessments, paid on a semi-annual basis, are based upon the savings institution’s total assets, including consolidated subsidiaries, as reported in the institution’s latest quarterly thrift financial report, their financial condition and the complexity of their asset portfolio.

Federal Deposit Insurance Reform Act of 2005. The Federal Deposit Insurance Reform Act of 2005 (the “Act”), signed by the President on February 8, 2006, revised the laws governing the federal deposit insurance system. The Act provided for the consolidation of the Bank and Savings Association Insurance Funds into a combined “Deposit Insurance Fund” on March 31, 2006.

Under the Act, insurance premiums are to be determined by the Federal Deposit Insurance Corporation based on a number of factors, primarily the risk of loss that insured institutions pose to the Deposit Insurance Fund. The legislation eliminates the current minimum 1.25% reserve ratio for the insurance funds, the mandatory assessments when the ratio fall below 1.25% and the prohibition on assessing the highest quality banks when the ratio is above 1.25%. The Act provides the Federal Deposit Insurance Corporation with flexibility to adjust the new insurance fund’s reserve ratio between 1.15% and 1.5%, depending on projected losses, economic changes and assessment rates at the end of a calendar year.

The Act increased deposit insurance coverage limits from $100,000 to $250,000 for certain types of Individual Retirement Accounts, 401(k) plans and other retirement savings accounts. While it preserved the $100,000 coverage limit for individual accounts and municipal deposits, the Federal Deposit Insurance Corporation was furnished with the discretion to adjust all coverage levels to keep pace with inflation beginning in 2010. Also, institutions that become undercapitalized will be prohibited from accepting certain employee benefit plan deposits.

At this time, management cannot predict the effect, if any, that the Act will have on insurance premiums paid by the Bank.

Insurance of Deposit Accounts. Bay-Vanguard Federal is a member of the Deposit Insurance Fund. The Federal Deposit Insurance Corporation maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution’s assessment rate depends upon the categories to which it is assigned. Assessment rates are determined semi-annually by the Federal Deposit Insurance Corporation and currently range from zero basis points of assessable deposits for the healthiest institutions to 27 basis points of assessable deposits for the riskiest.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A material increase in Deposit Insurance Fund insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Bay-Vanguard Federal. Management cannot predict what insurance assessment rates will be in the future.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize the predecessor to the Deposit Insurance Fund. During the year ended June 30, 2006, Financing Corporation payments averaged 1.32 basis points of assessable deposits.

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

Federal Home Loan Bank System. Bay-Vanguard Federal is a member of the Federal Home Loan Bank System, which consists of twelve (12) regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Bay-Vanguard Federal, as a member of the Federal Home Loan Bank of Atlanta, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Bay-Vanguard Federal was in compliance with this requirement with an investment in Federal Home Loan Bank stock at June 30, 2006 of $939,100.

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

Community Reinvestment Act. Under the Community Reinvestment Act, as implemented by Office of Thrift Supervision regulations, a savings association has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the Office of Thrift Supervision, in connection with its examination of a savings association, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution.

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

Other Regulations

Interest and other charges collected or contracted for by Bay-Vanguard Federal are subject to state usury laws and federal laws concerning interest rates. Bay-Vanguard Federal’s loan operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of Bay-Vanguard Federal also are subject to the:

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•	Check Clearing for the 21st Century Act (also known as “Check 21”), which, effective October 28, 2004, gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•	The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the “USA PATRIOT Act”), which expanded the responsibilities of financial institutions, including savings associations, in preventing the use of the U.S. financial system to fund terrorist activities; and

•	The Gramm-Leach-Bliley Act of 1999 which, among other things, placed limits on the sharing of customer information by depository institutions with unaffiliated third parties.

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

Restrictions Applicable to Mutual Holding Companies. According to federal law and Office of Thrift Supervision regulations, a mutual holding company, such as Bay-Vanguard, M.H.C., may generally engage in the following activities, contingent on necessary regulatory approvals: (1) investing in the stock of a savings association; (2) acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company; (3) merging with or acquiring another holding company, one of whose subsidiaries is a savings association; and (4) any activity approved by the Federal Reserve Board for a bank holding company or financial holding company or previously approved by the Office of Thrift Supervision for multiple savings and loan holding companies.

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

Federal and State Taxation

Federal Income Taxation

General. We report our income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns have been either audited or closed under the statute of limitations through tax year 2000. For its 2006 year, BV Financial’s maximum federal income tax rate was 34.0%.

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

ITEM 2. DESCRIPTION OF PROPERTY

We conduct our business through our main office and branch offices. The following table sets forth certain information relating to these facilities as of June 30, 2006.

Location	Year Opened	Owned/ Leased	Date of Lease Expiration		Net Book Value as of June 30, 2006
					(In thousands)
Main Office:
7114 North Point Road Baltimore, Maryland 21219	1959	Leased	2009	(1)	$129

Branches:
1230 Light Street Baltimore, Maryland 21230	1980	Owned	—		93

1521 East Fort Avenue Baltimore, Maryland 21219	1992	Owned	—		68

7657 Arundel Mills Boulevard Hanover, Maryland 21076	2004	Owned	—		1,928

(1)	We have an option to renew this lease for two additional five-year periods.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The common stock is traded on the OTC Electronic Bulletin Board under the symbol “BVFL.” As of September 22, 2006, the Company had approximately 140 holders of record. The following table sets forth, for the quarters indicated, the daily high and low sales price for the common stock for fiscal 2006 and 2005. The Company was formed in January 2005. The prices do not necessarily reflect inter-dealer prices without retail markup, markdown or commission and may not reflect actual transactions.

	High	Low
Fiscal 2006:
Fourth Quarter	$9.50	$8.75
Third Quarter	9.75	8.70
Second Quarter	9.00	8.30
First Quarter	9.05	8.50

Fiscal 2005:
Fourth Quarter	$9.19	$8.25
Third Quarter	9.94	9.00

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

As of June 30, 2006, BV Financial satisfied all prescribed capital requirements. Future dividend payments will depend on the Company’s profitability, approval by its Board of Directors and prevailing OTS regulations. To date, we have not declared any cash dividends.

On April 12, 2006, BV Financial announced the adoption of a stock repurchase program to acquire up to 132,250, or 5%, of BV Financial’s outstanding shares of common stock. No shares were repurchased in the fourth quarter of fiscal 2006.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The objective of this section is to help potential investors understand our views on our results of operations and financial condition. You should read this discussion in conjunction with the financial statements and notes to the financial statements included in this annual report on Form 10-KSB.

Overview

Income. Our primary source of income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. To a much lesser extent, we also recognize income from service charge income — mostly from service charges on deposit accounts and fees for late loan payments — and from the increase in surrender value of our bank-owned life insurance.

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

Compensation and related expenses consist primarily of the salaries and wages paid to our employees, payroll taxes and expenses for health insurance, retirement plans and other employee benefits, including the employee stock ownership plan. Expense for the employee stock ownership plan is based on the average market value of the shares committed to be released. An equal number of shares will be released each year over the 15-year term of the loan. Expense for shares of restricted stock awards is based on the fair market value of the shares on the date of grant. Compensation and related expenses is recognized on a straight-line basis over the vesting period.

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

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; the value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. However, historically, our estimates and assumptions have provided results that did not differ materially from actual results. For example, we recorded a loss of $1,000 and a loss of $16,000 in relation to repossessed assets in fiscal 2006 and 2005, respectively. Additionally, we had net charge-offs to average loans of 0.03% for fiscal 2006 compared to recoveries to average loans of 0.07% for fiscal 2005.

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

At each of June 30, 2006 and 2005, over 88% of the loan portfolio consisted of real estate loans. However, over 20% of the real estate loans consisted of multi-family and commercial real estate and construction loans, which carry a higher risk of default than one-to four-family residential real estate loans. The level of the allowance for loan losses has changed primarily due to changes in the composition of the loan portfolio, the growth of the loan portfolio, which has increased by 17.8% and 32.9% for fiscal 2006 and 2005, respectively, and improved asset quality as the level of nonperforming loans decreased in the 2006 fiscal year.

In December, 2004, the Financial Account Standards Board (“FASB”) issued Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”). We adopted this standard in the third quarter of 2005 in connection with our initial granting of stock based compensation awards. This revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or that are based on a fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under the new standard, the company is required to account for such transactions using a fair-value method and to recognize the expense in the consolidated statement of income. We selected the Black-Scholes Option-Pricing model for calculating the fair value of option grants. The impact on operations in future periods is determined by amortizing the remaining value of our currently outstanding options, plus the value imputed to future option grants using the above described methods. There is no impact on cash flow.

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

Aggressively attract core deposits

Core deposits (accounts other than certificates of deposit) comprised 62.0% of our total deposits at June 30, 2006. We value core deposits because they represent longer-term customer relationships and a lower cost of funding compared to certificates of deposit. We aggressively seek core deposits through competitive pricing and targeted advertising.

Continue to emphasize the origination of one- to four-family residential real estate loans

Our primary lending activity is the origination of residential mortgage loans secured by homes in our market area. We intend to continue emphasizing the origination of residential mortgage loans going forward. At June 30, 2006, 72.7% of our total loans were one- to four-family residential real estate loans. We believe that our emphasis on residential lending, which carries a lower credit risk, contributes to our high asset quality.

Pursue opportunities to increase multi-family and commercial real estate lending in our market area

Multi-family and commercial real estate loans provide us with the opportunity to earn more income because they tend to have higher interest rates than residential mortgage loans. Additionally, we offer adjustable-rate multi-family and commercial real estate loans while we only offer fixed-rate one- to four-family real estate loans. Adjustable-rate loans, which reprice periodically, help to offset the adverse effects of an increase in interest rates, which improves our interest rate risk management. Multi-family and commercial real estate loans increased $1.2 million for the year ended June 30, 2006 and comprised approximately 8.8% of total loans. There are many multi-family and commercial properties located in our market area, and we will continue to pursue these opportunities, while continuing to originate any such loans in accordance with what we believe are our conservative underwriting guidelines.

Continue to use conservative underwriting practices to maintain the high quality of our loan portfolio

We believe that high asset quality is a key to long-term financial success. We have sought to maintain a high level of asset quality and moderate credit risk by using underwriting standards which we believe are conservative. At June 30, 2006, our non-performing loans (loans that are 90 or more days delinquent) were 0.2% of our total loan portfolio and 0.1% of our total assets. We intend to continue our efforts to originate multi-family and commercial real estate loans and our philosophy of managing large loan exposures through our conservative approach to lending.

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

Balance Sheet Analysis

Loans. Our primary lending activity is the origination of loans secured by real estate. We originate real estate loans secured by one- to four-family residential real estate, and to a much lesser extent, secured by multi-family and commercial real estate. At June 30, 2006, real estate loans totaled $106.1 million, or 90.5% of total loans, compared to $89.0 million, or 89.0%, of total loans at June 30, 2005.

The largest segment of our real estate loans is one- to four-family residential real estate loans. At June 30, 2006, one- to four-family residential real estate loans totaled $85.2 million, which represented 80.3% of real estate loans and 72.7% of total loans compared to $68.6 million at June 30, 2005, which represented 77.0% of real estate loans and 68.6% of total loans. One- to four-family residential real estate loans increased $16.7 million, or 24.3%, in the year ended June 30, 2006 due to the continuing low interest rate environment and competitive pricing.

We purchase and originate loans secured by mobile homes. Mobile home loans totaled $10.5 million at June 30, 2006, which represented 9.0% of total loans, compared to $10.2 million at June 30, 2005, which represented 10.3% of total loans. To mitigate our exposure to this type of lending, we have limited the amount of mobile home loans to 15% of our loan portfolio. Mobile home loans increased in fiscal 2006 due to additional purchases from Forward National. A further discussion of our mobile home loans is contained in “Our Business—Lending Activities—Mobile Home Loans.”

We also originate construction loans secured by residential and multi-family and commercial real estate. This portfolio totaled $10.6 million at June 30, 2006, which represented 9.0% of total loans, compared to $11.3 million at June 30, 2005, which represented 11.3% of total loans. Construction loans decreased $705,000, or 6.2%, for the year ended June 30, 2006 primarily because of decreased residential construction lending, due to decreased construction and rehabilitation projects in our market area.

Multi-family and commercial real estate loans totaled $10.3 million at June 30, 2006, which represented 9.7% of real estate loans and 8.8% of total loans, compared to $9.1 million at June 30, 2005, which represented 10.3% of real estate loans and 9.1% of total loans. Multi-family and commercial real estate loans increased $1.2 million, or 13.0%, for the year ended June 30, 2006 due to increased originations because of the continued emphasis of this type of lending and due to increased loan participations.

We also originate a variety of consumer loans, including loans secured by passbook or certificate accounts. Consumer loans totaled $615,000 and represented 0.5% of total loans at June 30, 2006, compared to $762,000, or 0.8% of total loans, at June 30, 2005.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At June 30,
	2006		2005
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family (1)	$85,211	72.66%	$68,555	68.55%
Multi-family and commercial	10,322	8.80	9,132	9.13
Construction	10,605	9.04	11,310	11.31

Total real estate loans	106,138	90.50	88,997	88.99

Mobile home loans	10,535	8.98	10,249	10.25
Other consumer loans	615	0.52	762	0.76

Total consumer loans	11,150	9.50	11,011	11.01

Total gross loans	117,288	100.00%	100,008	100.00%

Loans in process	(3,873)		(3,519)
Deferred loan fees, net	21		(89)
Allowance for loan losses	(410)		(349)

Total loans receivable, net	$113,026		$96,051

(1)	Includes second mortgage loans, home equity loans and home equity lines of credit.

The following table sets forth certain information at June 30, 2006 regarding the dollar amount of loans maturing during the periods indicated. The table does not include any estimate of prepayments, which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	One- to Four- Family	Multi- Family and Commercial	Construction	Mobile Home	Other Consumer	Total Loans
	(In thousands)
Amounts due in:
One year or less	$1,328	$59	$4,637	$5	$14	$6,043
More than one year to three years	2,826	660	5,968	38	168	9,660
More than three years to five years	2,601	504	—	130	225	3,460
More than five years to ten years	8,981	211	—	665	141	9,998
More than ten years to fifteen years	37,416	2,045	—	1,778	67	41,306
More than fifteen years	32,059	6,843	—	7,919	—	46,821

Total amount due	$85,211	$10,322	$10,605	$10,535	$615	$117,288

The following table sets forth the dollar amount of all loans at June 30, 2006 that are due after June 30, 2007 and have either fixed interest rates or floating or adjustable interest rates.

	Due After June 30, 2007
	Fixed-Rates	Floating or Adjustable-Rates	Total
	(In thousands)
One- to four-family	$79,256	$4,627	$83,883
Multi-family and commercial	3,494	6,769	10,263
Construction	5,734	234	5,968
Mobile home	10,530	—	10,530
Other consumer loans	601	—	601

Total loans	$99,615	$11,630	$111,245

The following table shows loan activity during the periods indicated.

	Year Ended June 30,
	2006	2005
	(In thousands)
Total loans at beginning of period	$96,051	$72,249

Loan originated:
One- to four-family	25,091	24,154
Multi-family and commercial	7,281	3,944
Construction	6,864	14,617
Mobile home	197	170
Other consumer	202	296

Total loans originated	39,635	43,181

Loans and participations purchased	3,741	4,624

Deduct:
Principal loan repayments	24,887	16,399
Loans and participations sold	1,209	5,955
Transfer to foreclosed real estate/repossessed assets	25	27
Other	280	1,622

Net loan activity	16,975	23,802

Total loans at end of period	$113,026	$96,051

Securities. Our securities portfolio consists primarily of U.S. Treasury and U.S. government agency securities, mortgage-backed securities and a mutual fund that invests in adjustable-rate loans. Securities decreased approximately $231,000, or 3.0%, in the year ended June 30, 2006 primarily due to the repayment of principal on mortgage-backed securities. All of our mortgage-backed securities were issued by Ginnie Mae, Fannie Mae or Freddie Mac.

The following table sets forth the carrying amounts and fair values of our securities portfolio at the dates indicated.

	At June 30,
	2006		2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Held-to-maturity securities:
Obligations of the U.S. Treasury and U.S. Government agencies	$3,002	$2,880	$3,003	$2,953
Mortgage-backed securities	231	234	347	362

Total held-to-maturity securities	3,233	3,114	3,350	3,315

Available-for-sale securities:
Obligations of the U.S. Treasury and U.S. Government agencies	1,005	983	1,013	981
Marketable equity securities	2,805	2,725	2,698	2,647
Mortgage-backed securities	525	520	691	714

Total available-for-sale securities	4,335	4,228	4,402	4,342

Total securities	$7,568	$7,342	$7,752	$7,657

At June 30, 2006, we had an investment in a variable-rate mortgage mutual fund offered by American Funds, with an amortized cost of $2.8 million and a fair value of $2.7 million. We had no other investments that had an aggregate book value in excess of 10% of our equity at June 30, 2006.

The following table sets forth the maturities and weighted average yields of securities at June 30, 2006. Weighted average yields are not presented on a tax-equivalent basis as the investment portfolio does not include any tax-exempt obligations.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield
	(Dollars in thousands)
Held-to-maturity securities:
Obligations of the U.S. Treasury and U.S. Government agencies	$502	2.31%	$2,500	3.99%	$—	—%	$—	—%	$3,002	3.71%
Mortgage-backed securities	—	—	25	6.00	—	—	206	6.32	231	6.28

Total held-to-maturity securities	$502	2.31	$2,525	4.01	$—	—	$206	6.32	$3,233	3.89

Available-for-sale securities:
Obligations of the U.S. Treasury and U.S. Government agencies	$983	2.07%	$—	—%	$—	—%	$—	—%	$983	2.07%
Marketable equity securities	2,725	4.25	—	—	—	—	—	—	2,725	4.25
Mortgage-backed securities	3	7.88	—	—	85	6.41	432	5.79	520	5.90

Total available-for-sale securities	$3,711	3.68	$—	—	$85	6.41	$432	5.79	$4,228	3.95

Deposits. Our primary source of funds is our deposit accounts, which are comprised of demand deposits, savings accounts and time deposits. These deposits are provided primarily by individuals within our market area. We do not use brokered deposits as a source of funding. Deposits increased $5.7 million, or 6.2%, for the year ended June 30, 2006. The increase in deposits consisted primarily of an increase of $15.2 million in certificates of deposit due to competitive interest rates and advertising, offset by a $9.1 million decrease in NOW and money market accounts as customers moved their funds to certificates to lock in rates.

The following table sets forth the balances of our deposit products at the dates indicated.

	At June 30,
	2006	2005
	(In thousands)
Non-interest bearing accounts	$3,887	$3,304
NOW and money market accounts	33,706	42,810
Savings accounts	22,572	23,565
Certificates of deposit	36,930	21,722

Total	$97,095	$91,401

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of June 30, 2006. Jumbo certificates of deposit require minimum deposits of $100,000.

Maturity Period	Amount
(In thousands)
Three months or less	$1,375
Over three through six months	400
Over six through twelve months	1,868
Over twelve months	7,211

Total	$10,854

The following table sets forth time deposits classified by rates at the dates indicated.

	At June 30,
	2006	2005
	(In thousands)
1.00 - 1.99%	$3	$210
2.00 - 2.99%	875	6,439
3.00 - 3.99%	6,425	7,615
4.00 - 4.99%	16,268	4,261
5.00 - 5.99%	13,126	1,101
6.00 - 6.99%	233	1,099
7.00 - 7.99%	—	997

Total	$36,930	$21,722

The following table sets forth the amount and maturities of time deposits at June 30, 2006.

	Amount Due
	Less Than One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years to Four Years	More Than Four Years	Total	Percent of Total Certificate Accounts
	(Dollars in thousands)
1.00 - 1.99%	$3	$—	$—	$—	$—	$3	0.01%
2.00 - 2.99%	845	26	2	2	—	875	2.37
3.00 - 3.99%	4,010	998	1,255	162	—	6,425	17.40
4.00 - 4.99%	8,441	3,005	840	2,235	1,747	16,268	44.05
5.00 - 5.99%	1,845	447	534	102	10,198	13,126	35.54
6.00 - 6.99%	—	—	233	—	—	233	0.63

Total	$15,144	$4,476	$2,864	$2,501	$11,945	$36,930	100.00%

The following table sets forth the deposit activity for the periods indicated.

	Year Ended June 30,
	2006	2005
	(In thousands)
Beginning balance	$91,401	$87,011

Increase before interest credited	2,846	2,149
Interest credited	2,848	2,241

Net increase in deposits	5,694	4,390

Ending balance	$97,095	$91,401

Borrowings. We use advances from the Federal Home Loan Bank to supplement our supply of lendable funds or to meet deposit withdrawal requirements. The following tables present certain information regarding our short-term advances with the Federal Home Loan Bank during the periods and at the dates indicated.

	For the Years Ended June 30,
	2006	2005
	(Dollars in thousands)
Maximum amount of short-term advances outstanding at any month end	$5,500	$5,000
Average short-term advances outstanding	5,458	41
Weighted average rate paid on advances	4.09%	4.04%

	At June 30,
	2006	2005
	(Dollars in thousands)
Balance outstanding at end of year	$—	$5,000
Weighted average rate on advances at end of year	—	4.04%

Results of Operations for the Years Ended June 30, 2006 and 2005

Overview.

	2006	2005	% Change 2006/2005
	(Dollars in thousands)
Net income	$439	$562	(21.9)
Return on average assets	0.34%	0.51%	(33.2)
Return on average equity	3.33%	4.36%	(23.7)
Average equity to average assets	10.24%	11.98%	(14.5)

Net income decreased $123,000, or 21.9%, for fiscal 2006 due primarily to an increase in non-interest expense, offset by increases in net interest income and non-interest income.

Net Interest Income. Net interest income increased $304,000, or 8.9%, to $3.7 million for fiscal 2006. The increase in net interest income for fiscal 2006 was primarily attributable to a higher volume of interest-earning assets offset by an increase in the volume of interest-bearing liabilities and cost of funds. Our net interest margin decreased from 3.13% for fiscal 2005 to 3.09% for fiscal 2006 and our interest rate spread decreased from 3.08% for fiscal 2005 to 2.62% for fiscal 2006.

Total interest income increased $1.5 million, or 26.9%, to $7.2 million for fiscal 2006, resulting from an increase in the volume of interest-earning assets. During fiscal 2006, average interest-earning assets increased by $18.4 million, or 17.9%, to $120.8 million, while the average yield increased 42 basis points to 5.95%. The composition of interest-earning assets consists of loans, securities and interest-bearing deposits. Interest on loans increased $1.5 million, or 30.0%, to $6.7 million for fiscal 2006 due to a $24.8 million, or 29.8%, increase in the average balance of loans, plus an increase in the yield from 6.14% to 6.16%. During fiscal 2006, we originated loans at increasing interest rates due to our emphasis on commercial and multi-family loans. Interest on securities increased 8.4% due to the increase in the average yield from 3.61% to 4.59%, offset by a decrease in the average balance of securities.

Total interest expense increased $1.2 million, or 54.3%, to $3.5 million for fiscal 2006 primarily due to interest on deposits and an increase in the average balance of Federal Home Loan Bank advances. The average interest rate paid on deposits increased 70 basis points to 3.16%. The average balance of Federal Home Loan Bank advances increased from $41,000 for fiscal 2005 to $13.7 million for fiscal 2006.

Average Balances and Yields. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. For purposes of this table, average balances have been calculated using daily average balances.

	Year Ended June 30,
	2006			2005
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$108,119	$6,658	6.16%	$83,308	$5,120	6.14%
Securities taxable	7,559	347	4.59	8,875	320	3.61
Interest-bearing deposits	3,938	128	3.25	9,502	202	2.13
Federal Funds	1,185	51	4.30	757	21	2.77

Total interest-earning assets	120,801	7,184	5.95	102,442	5,663	5.53

Non-interest-earning assets	7,748			7,006

Total assets	$128,549			$109,448

Interest-bearing liabilities:
Interest-bearing deposits:
Passbook accounts	$7,148	$88	1.23%	$7,210	$122	1.69%
Statement savings	15,945	432	2.71	18,932	368	1.94
Money market accounts	30,623	983	3.21	38,401	923	2.40
NOW accounts	6,441	80	1.24	5,679	72	1.27
Certificates of deposit	29,823	1,265	4.24	20,774	756	3.64

Total interest-bearing deposits	90,030	2,848	3.16	90,996	2,241	2.46
FHLB advances	13,748	610	4.44	41	—	—

Total interest-bearing liabilities	103,778	3,458	3.33	91,037	2,241	2.45

Non-interest-bearing deposits	3,674			2,882
Other non-interest-bearing liabilities	7,930			2,421

Total liabilities	115,382			96,340

Total stockholders’ equity	13,167			13,108

Total liabilities and stockholders’ equity	$132,223			$109,448

Net interest income		$3,726			$3,422

Interest rate spread			2.62%			3.08%
Net interest margin			3.09%			3.13%
Interest-earning assets as a percentage of interest-bearing liabilities	116.46%			112.10%

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

	2006 Compared to 2005
	Increase (Decrease) Due to		Net
	Volume	Rate
	(In thousands)
Interest income:
Loans receivable	$1,528	$10	$1,538
Securities	(52)	79	27
Interest-earning deposits	(151)	77	(74)
Federal Funds	15	15	30

Total interest income	1,340	181	1,521

Interest expense:
Deposit:
Passbook accounts	(1)	(33)	(34)
Savings accounts	(65)	129	64
Money market accounts	(210)	270	60
NOW accounts	9	(1)	8
Certificates of deposit	371	138	509

Total deposits	104	503	607

Borrowings	610	—	610

Total interest expense	714	503	1,217

Net interest income	$626	$(322)	$304

Provision for Loan Losses.

The provision for loan losses increased $90,000, from $0 for fiscal 2005 to $90,000 for fiscal 2006. This was a result of the increase in the overall loan portfolio as well as increases in the commercial and non-residential loans, which management felt required additional loss provisions due to higher risk of default on these types of loans.

An analysis of the changes in the allowance for loan losses, non-performing loans and classified loans is presented under

“—Risk Management—Analysis of Non-Performing and Classified Assets” and “—Risk Management—Analysis and Determination of the Allowance for Loan Losses.”

Non-Interest Income. The following table shows the components of other income and the percentage changes from year to year.

	Year Ended June 30,		% Change 2006/2005
	2006	2005
	(Dollars in thousands)
Service fees on deposits	$116	$112	3.6%
Service fees on loans	30	16	87.5
Income from investment in life insurance policy	76	81	(6.2)
Other income	65	34	91.2

Total	$287	$243	18.1

Service fees on deposits increased due to an increase in the fee structure. Service fees on loans increased due to an increase in income from participation loans that we service. Income from investment in life insurance policy decreased due to changes in market interest rates. Other income increased due to increases in construction loan inspection fees and increases in the fee schedule.

Non-Interest Expenses. The following table shows the components of non-interest expenses and the percentage changes from year to year.

	2006	2005	% Change
	(Dollars in thousands)
Compensation and related expenses	$1,875	$1,537	22.0%
Occupancy	159	149	6.7
Data processing	288	291	(1.0)
Foreclosed real estate activity	1	16	(93.8)
Telephone and postage	67	69	(2.9)
Advertising	124	77	61.0
Professional fees	185	183	1.1
Equipment expense	129	111	16.2
Other	391	366	6.8

Total	$3,219	$2,799	15.0

Efficiency ratio (1)	80.2%	77.4%

(1)	Computed as non-interest expenses divided by the sum of net interest income and other income.

Compensation and related expenses increased due to the hiring of two new officers and also due to stock-based compensation expense totaling $193,000 in 2006 compared to $67,000 in 2005. Advertising increased as we increased the advertising of our deposit products. Equipment expense increased due to increased depreciation costs and building maintenance. Other expense increased due to increased administrative costs for BV Financial.

Income Taxes. The provision for income taxes decreased $39,000, or 12.8%, from $304,000 for fiscal year 2005 to $265,000 for fiscal year 2006 due primarily to the decrease in pre-tax income. The Company’s effective tax rate was 37.6% for fiscal year 2006 compared to 35.1% for fiscal year 2005. The effective rate increased due to nondeductible stock based compensation expense.

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

Non-performing assets totaled $216,000, or 0.16% of total assets, at June 30, 2006, which is a decrease of $335,000, or 60.8%, from June 30, 2005. The decrease in non-performing assets was primarily due to a decrease in non-accrual one-to four-family loans of $299,000. Non-accrual loans accounted for 76.4% of total non-performing assets at June 30, 2006. At June 30, 2006, $24,000 of the allowance for loan losses related to non-accrual real estate loans.

The following table provides information with respect to our non-performing assets at the dates indicated. We did not have any troubled debt restructurings at the dates presented.

	At June 30,
	2006	2005
	(Dollars in thousands)
Non-accruing loans:
One-to four-family	$165	$464
Other consumer	—	11

Total	165	475

Accruing loans past due 90 days or more	—	—
Foreclosed real estate	—	—
Other repossessed assets	51	76

Total non-performing assets	$216	$551

Total non-performing loans to total loans	0.15%	0.49%
Total non-performing loans to total assets	0.12	0.40
Total non-performing assets to total assets	0.16	0.48

Other than disclosed in the above table, there are no other loans at June 30, 2006 that management has serious doubts about the ability of the borrowers to comply with the present repayment terms.

Interest income that would have been recorded for the year ended June 30, 2006 had nonaccruing loans been current according to their original terms amounted to $10,000. The amount of interest related to these loans included in interest income was $5,000 for the year ended June 30, 2006.

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

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At June 30,
	2006	2005
	(In thousands)
Special mention assets	$60	$353
Substandard assets	162	482
Doubtful assets	—	—
Loss assets	—	—

Total classified assets	$222	$835

There were no classified assets at June 30, 2006 that were considered non-performing. Classified assets at June 30, 2005 included six loans totaling $475,000 that were considered non-performing.

Classified assets exceeded total non-performing assets at June 30, 2006 due to an increase in special mention assets. The special mention assets classification includes consumer loans that are more than 30 days but less than 90 days past due.

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At June 30,
	2006				2005
	60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)
One- to four-family loans	—	$—	4	$165	1	$49	8	$464
Multi-family and commercial real estate loans	—	—	—	—	—	—	—	—
Mobile home	—	—	—	—	16	350	—	—
Other consumer	—	—	—	—	1	4	1	11

Total	—	$—	4	$165	18	$403	9	$475

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

At June 30, 2006, our allowance for loan losses represented 0.36% of total loans and 248.48% of non-performing loans. The allowance for loan losses increased to $410,000 at June 30, 2006 from $349,000 at June 30, 2005, due to recoveries of $12,000 and a provision for loan losses of $90,000, offset by charge-offs of $41,000. The provision reflected an increase of $17.0 million in our loan portfolio, which included at $1.2 million increase in multi-family and commercial loans, which carry a higher risk of default than one- to four-family residential loans. There was no change in the loss factors used to calculate the allowance from June 30, 2005 to June 30, 2006.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At June 30,
	2006			2005
	Amount	% of Allowance to Total Allowance	% of Loans in Each Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Each Category to Total Loans
	(Dollars in thousands)
One- to four-family	$209	50.97%	72.66%	$148	42.41%	68.55%
Multi-family and Commercial	51	12.44	8.80	25	7.16	9.13
Construction	53	12.93	9.04	30	8.60	11.31
Mobile home	94	22.93	8.98	136	38.97	10.25
Other consumer	3	0.73	0.52	10	2.86	0.76

Total allowance for loan losses	$410	100.00%	100.00%	$349	100.00%	100.00%

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

	Year Ended June 30,
	2006	2005
	(Dollars in thousands)
Allowance for loan losses, at beginning of year	$349	$292

Provision for loan losses	90	—

Charge-offs:
Mobile home	16	1
Other consumer	25	20

Total charge-offs	41	21
Recoveries:
Real estate	10	—
Mobile home	—	45
Other consumer	2	33

Total recoveries	12	78

Net charge-offs (recoveries)	29	(57)

Allowance for loan losses, end of period	$410	$349

Allowance to non-performing loans	248.48%	73.47%
Allowance to total loans outstanding at end of period	0.36%	0.36%
Net charge-offs (recoveries) to average loans outstanding during the period	0.03%	(0.07)%

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

Net Portfolio Value Simulation Analysis. We use an interest rate sensitivity analysis prepared by the Office of Thrift Supervision to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or 100 and 200 basis point decrease in market interest rates. We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios. The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in our net portfolio value at June 30, 2006 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
300	$8,954	$(7,337)	(45)%	7.23%	(503	)bp
200	11,396	(4,795)	(30)	9.06	(319)
100	13,868	(2,323)	(14)	10.75	(150)

Static	16,191	—	—	12.25	—
(100)	18,485	2,294	(14)	13.66	141
(200)	19,184	2,993	(18)	13.99	173

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2006, cash and cash equivalents totaled $9.1 million, including interest-bearing deposits of $6.4 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $4.2 million at June 30, 2006. In addition, at June 30, 2006, we had the ability to borrow an additional $26.5 million from the Federal Home Loan Bank of Atlanta. On that date, we had $14.5 million outstanding.

At June 30, 2006, we had $4.9 million in loan commitments outstanding. In addition to commitments to originate loans, we had $871,000 in unused lines of credit and $3.9 million in undisbursed construction loans in process. Certificates of deposit due within one year of June 30, 2006 totaled $15.1 million, or 15.6% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and lines of credit. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2007. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

The following table presents our primary investing and financing activities during the periods indicated.

	Year Ended June 30,
	2006	2005
	(In thousands)
Investing activities:
Loan originations	$39,635	$43,181
Loan and participation purchases	3,741	4,624
Securities purchases	107	72
Loan participation sales	(1,209)	(5,955)

Financing activities:
Increase in deposits	$5,694	$4,390
FHLB borrowings net	9,500	5,000
Proceeds from sale of common stock	—	9,969

Capital Management. We have managed our capital to maintain strong protection for depositors and creditors. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2006, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision—Regulation of Federal Savings Associations—Capital Requirements” and “Regulatory Capital Compliance” and note 11 of the notes to the consolidated financial statements.

We also will manage our capital for maximum shareholder benefit. We may use capital management tools such as cash dividends and share repurchases.

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. A presentation of our outstanding loan commitments and unused lines of credit at June 30, 2006 and their effect on our liquidity is presented at note 3 of the notes to the consolidated financial statements included in this prospectus and under “—Risk Management—Liquidity Management.”

For the year ended June 30, 2006, we did not engage in any off-balance-sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Recent Accounting Pronouncements

On September 20, 2006 the FASB ratified the Emerging Issues Task Force Issue 06-4 (the “Issue”), which requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The Issue highlights that the employer (who is also the policyholder) has a liability for the substantive benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee’s benefit during his or her retirement, then the liability recognized during the employee’s active service period should be based on the future cost of insurance to be incurred during the employee’s retirement. Alternatively, if the policyholder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized.

For transition, an entity can choose to apply the guidance in the ratified Issue using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption. The entity must apply the ratified Issue in fiscal years beginning after December 15, 2007, with early adoption permitted. The Company is currently in the process of determining the impact of the Issue as proposed on its financial position and results of operations.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. However, the initial draft of the financial statements are currently prepared by the chief financial officer. The absence of a second level of review of the financial statement disclosures may result in revisions to the draft financial statement disclosures (which are reflected in, and do not affect, the final financial statement disclosures) as a result of the review by the auditors. We have hired a new controller, which we believe will strengthen our internal controls and procedures. Further, we are currently seeking to hire an additional individual to our accounting department.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors

For information concerning the directors of the Company, the information contained under the section captioned “Proposal 1 – Election of Directors” in BV Financial’s Proxy Statement for the 2006 Annual Meeting of Stockholders is incorporated by reference.

Executive Officers

The Board of Directors annually elects the executive officers of BV Financial, Bay-Vanguard, M.H.C. and Bay-Vanguard Federal Savings Bank, who serve at the Board’s discretion. Our executive officers are:

Name	Position
Edmund T. Leonard	Chairman and Chief Financial Officer of BV Financial, Bay-Vanguard, M.H.C. and Bay-Vanguard Federal Savings Bank
Carolyn M. Mroz	President and Chief Executive Officer of BV Financial, Bay-Vanguard, M.H.C. and Bay-Vanguard Federal Savings Bank
Daniel J. Gallagher, Jr.	Senior Vice President of Bay-Vanguard Federal Savings Bank
Jeffrey S. Collier	Senior Vice President of Bay-Vanguard Federal Savings Bank
Michele J. Kelly	Senior Vice President of Bay-Vanguard Federal Savings Bank

Below is information regarding our executive officers who are not also directors. Unless otherwise stated, the individual has held their current occupation for the last five years. The age indicated is as of June 30, 2006.

Michele J. Kelly is a senior vice president of Bay-Vanguard Federal Savings Bank. Ms. Kelly was vice president of Vanguard Federal Savings and Loan Association prior to its merger with Bay Federal Savings and Loan Association in April 1996. Age 59.

Jeffrey S. Collier is senior vice president of Bay-Vanguard Federal Savings Bank. Mr. Collier joined Bay-Vanguard Federal Savings Bank in February 2006. Mr. Collier was vice president of lending for seven years at Harford Bank prior to his employment by Bay-Vanguard Federal Savings Bank. Age 44.

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

(d)	Equity Compensation Plan Information

The following table provides information as of June 30, 2006 for compensation plans under which equity securities may be issued.

Plan category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	111,456	$8.94	18,149
Equity compensation plans not approved by security holders	—	—	—
Total	111,456	$8.94	18,149

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the section captioned “Transactions with Management” in the Proxy Statement.

ITEM 13. EXHIBITS

3.1	Charter of BV Financial, Inc.(1)

3.2	Bylaws of BV Financial, Inc.(1)

4.0	Specimen Stock Certificate of BV Financial, Inc.(1)

10.1	Employment Agreement between Bay-Vanguard Federal Savings Bank and Edmund T. Leonard (2)

10.2	Employment Agreement between BV Financial, Inc. and Edmund T. Leonard (2)

10.3	Employment Agreement between Bay-Vanguard Federal Savings Bank and Carolyn M. Mroz (2)

10.4	Employment Agreement between BV Financial, Inc. and Carolyn M. Mroz (2)

10.5	Employment Agreement between Bay-Vanguard Federal Savings Bank and Daniel J. Gallagher, Jr. (2)

10.6	Form of Bay-Vanguard Federal Savings Bank Employee Stock Ownership Plan and Trust (1)

10.7	Form of ESOP Loan Commitment Letter and ESOP Loan Documents (1)

10.8	Form of Bay-Vanguard Federal Savings Bank Change in Control Severance Compensation Plan (1)

10.9	Bay-Vanguard Federal Savings Bank Employees’ Savings and Profit-Sharing Plan (1)

10.10	Form of Bay-Vanguard Federal Savings Bank Executive Supplemental Retirement Plan (1)

10.11	Form of Bay-Vanguard Federal Savings Bank Supplemental Executive Retirement Plan (1)

10.12	Form of Bay-Vanguard Federal Savings Bank Directors’ Supplemental Retirement Plan (1)

10.13	BV Financial, Inc. 2005 Equity Incentive Plan (3)

21.0	Subsidiaries of the Registrant

23.0	Consent of Beard Miller Company LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification

(1)	Incorporated herein by reference from the Exhibits to Form SB-2, Registration Statement and amendments thereto, initially filed on September 17, 2004, Registration No. 333-119083.
(2)	Incorporated herein by reference from the Exhibits to the Quarterly Report on Form 10-QSB, filed on May 13, 2005.
(3)	Incorporated herein by reference from Appendix C of the Proxy Statement for the 2005 Annual Meeting of Stockholders, filed on October 4, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section captioned “Proposal 2–Ratification of Independent Auditors” in the Proxy Statement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BV Financial, Inc.

Date: September 22, 2006	By:	/s/ Carolyn M. Mroz
Carolyn M. Mroz
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Carolyn M. Mroz Carolyn M. Mroz	President, Chief Executive Officer and Director (principal executive officer)	September 22, 2006

/s/ Edmund T. Leonard Edmund T. Leonard	Chairman and Chief Financial Officer (principal accounting and financial officer)	September 22, 2006

/s/ Michael J. Birmingham, III Michael J. Birmingham, III	Director	September 22, 2006

/s/ Daniel J. Gallagher, Jr. Daniel J. Gallagher, Jr.	Director	September 22, 2006

/s/ Robert R. Kern, Jr. Robert R. Kern, Jr.	Director	September 22, 2006

/s/ Edmund J. Kowalewski Edmund J. Kowalewski	Director	September 22, 2006

/s/ Brian K. McHale Brian K. McHale	Director	September 22, 2006

/s/ Anthony J. Narutowicz Anthony J. Narutowicz	Director	September 22, 2006

/s/ Jerry S. Sopher Jerry S. Sopher	Director	September 22, 2006

/s/ Catherine M. Staszak Catherine M. Staszak	Director	September 22, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors

BV Financial, Inc.

Baltimore, Maryland

We have audited the accompanying consolidated statements of financial condition of BV Financial, Inc. and subsidiaries as of June 30, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BV Financial, Inc. and subsidiaries as of June 30, 2006 and 2005 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Beard Miller Company LLP

Baltimore, Maryland

September 6, 2006

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30,
	2006	2005
	(Dollars In Thousands Except Per Share Amounts)
ASSETS
Cash	$1,359	$1,847
Interest bearing deposits in other banks	6,363	5,471
Federal funds sold	1,357	1,018

Cash and Cash Equivalents	9,079	8,336

Securities available for sale	4,228	4,342
Securities held to maturity	3,233	3,350
Loans receivable, net of allowance for loan losses 2006 $410; 2005 $349	113,026	96,051
Premises and equipment, net	2,485	2,569
Federal Home Loan Bank of Atlanta stock, at cost	939	497
Investment in life insurance	1,889	1,813
Accrued interest receivable	494	417
Other assets	610	423

Total Assets	$135,983	$117,798

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Non-interest bearing deposits	$3,887	$3,304
Interest bearing deposits	93,208	88,097

	97,095	91,401

Federal Home Loan Bank advances	14,500	5,000
Official checks	3,922	983
Advance payments by borrowers for taxes and insurance	1,145	1,080
Other liabilities	741	886

Total Liabilities	117,403	99,350

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 9,000,000 shares authorized; 2,645,000 shares issued and outstanding	26	26
Paid-in capital	10,994	10,923
Unearned employee stock ownership plan shares	(894)	(963)
Unearned shares of restricted stock under Equity Incentive Plan	(418)	—
Retained earnings	8,938	8,499
Accumulated other comprehensive loss	(66)	(37)

Total Stockholders’ Equity	18,580	18,448

Total Liabilities and Stockholders’ Equity	$135,983	$117,798

See notes to consolidated financial statements.

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended June 30,
	2006	2005
	(In Thousands Except Per Share Amounts)
INTEREST INCOME
Loans, including fees	$6,658	$5,120
Investment securities - taxable	347	320
Other	179	223

Total Interest Income	7,184	5,663

INTEREST EXPENSE
Deposits	2,848	2,241
Federal Home Loan Bank Advances	610	—

Total Interest Expense	3,458	2,241

Net Interest Income	3,726	3,422
PROVISION FOR LOAN LOSSES	90	—

Net Interest Income after Provision for Loan Losses	3,636	3,422

NON-INTEREST INCOME
Service fees on deposits	116	112
Service fees on loans	30	16
Income from investment in life insurance	76	81
Other income	65	34

Total Non-Interest Income	287	243

NON-INTEREST EXPENSES
Compensation and related expenses	1,875	1,537
Occupancy	159	149
Data processing	288	291
Advertising	124	77
Professional fees	185	183
Equipment	129	111
Other	459	451

Total Non-Interest Expenses	3,219	2,799

Income before Income Taxes	704	866
PROVISION FOR INCOME TAXES	265	304

Net Income	$439	$562

Basic Earnings Per Share	$0.17	N/A

Diluted Earnings Per Share	$0.17	N/A

See notes to consolidated financial statements.

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended June 30, 2006 and 2005

	Common Stock	Paid-In Capital	Unearned Employee Stock Ownership Plan Shares	Unearned Shares of Restricted Stock	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
	(Dollars in Thousands)
BALANCE – JULY 1, 2004	$—	$—	$—	$—	$7,937	$(23)	$7,914

Comprehensive income:
Net income	—	—	—	—	562	—	562
Unrealized holding losses (net of tax of $9)	—	—	—	—	—	(14)	(14)

Total Comprehensive Income	—	—	—	—	—	—	548

Shares issued in public offering	26	10,929	—	—	—	—	10,955
Shares purchased by Employee Stock Ownership Plan	—	—	(1,036)	—	—	—	(1,036)
Compensation expense under Employee Stock Ownership Plan	—	(6)	73	—	—	—	67

BALANCE - JUNE 30, 2005	26	10,923	(963)	—	8,499	(37)	18,448

Comprehensive income:
Net income	—	—	—	—	439	—	439
Unrealized holding losses (net of tax of $18)	—	—	—	—	—	(29)	(29)

Total Comprehensive Income	—	—	—	—	—	—	410

Shares purchased for 2005 Equity Incentive Plan – 51,842 shares	—	—	—	(471)	—	—	(471)
Compensation expense under Employee Stock Ownership Plan	—	(8)	69	—	—	—	61
Compensation expense under stock-based compensation plan	—	79	—	53	—	—	132

BALANCE - JUNE 30, 2006	$26	$10,994	$(894)	$(418)	$8,938	$(66)	$18,580

See notes to consolidated financial statements.

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2006	2005
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$439	$562
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of discounts and premiums	10	10
Provision for loan losses	90	—
Amortization of deferred loan fees/costs	118	34
Provision for depreciation	144	130
Increase in cash surrender value of life insurance	(76)	(81)
Stock-based compensation expense	193	67
Change in other assets and other liabilities	(366)	236

Net Cash Provided by Operating Activities	552	958

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(107)	(72)
Proceeds from maturity of securities available for sale	—	1,000
Proceeds from maturity of securities held to maturity	—	1,000
Principal collected on mortgage backed securities	281	355
Net increase in loans	(13,467)	(19,239)
Purchase of loans	(3,741)	(4,624)
Purchase of premises and equipment	(60)	(55)
Purchase of Federal Home Loan Bank stock	(442)	(320)
Proceeds from the sale of Federal Home Loan Bank stock	—	295

Net Cash Used in Investing Activities	(17,536)	(21,660)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in official checks	2,939	(274)
Net increase in deposits	5,694	4,390
Increase in advance payments by borrowers for taxes and insurance	65	131
Advances from Federal Home Loan Bank	14,000	5,000
Repayment of advances from Federal Home Loan Bank	(4,500)	—
Purchase of shares of restricted stock	(471)	—
Capitalization of Bay-Vanguard M.H.C.	—	(50)
Proceeds from sale of common stock	—	9,969

Net Cash Provided by Financing Activities	17,727	19,166

Net Increase (Decrease) in Cash and Cash Equivalents	743	(1,536)
CASH AND CASH EQUIVALENTS - BEGINNING	8,336	9,872

CASH AND CASH EQUIVALENTS - ENDING	$9,079	$8,336

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$3,461	$2,237

Income taxes paid	$616	$264

Net loans transferred to foreclosed real estate/repossessed assets	$25	$27

Issuance of shares for employee stock ownership plan	$—	$(1,036)

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

The Bank’s savings accounts are insured up to the applicable legal limits by the Federal Deposit Insurance Corporation’s Deposit Insurance Fund. Bay-Vanguard Federal is a member of the Federal Home Loan Bank System.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the Bank and its wholly-owned subsidiary, Housing Recovery Corporation (“HRC”). HRC’s primary business is holding real estate and other assets acquired by the Bank through foreclosure or repossession. All intercompany balances and transactions have been eliminated in consolidation.

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

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Securities

The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which requires investments in securities to be classified in one of three categories: held to maturity, trading or available for sale. Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and are reported at amortized cost (including amortization of premium or accretion of discount). As the Company does not engage in security trading, the balance of its debt securities and any equity securities are classified as available for sale. Net unrealized gains and losses for such securities are required to be recognized as increases or decreases in other comprehensive income, net of taxes, and excluded from the determination of net income. Realized gains and losses on sales of securities are determined using the specific identification method and are included in earnings. Premiums and discounts are recognized in interest income using the interest method over the terms of the securities.

Federal law requires a member institution of the Federal Home Loan Bank System to hold stock of its district Federal Home Loan Bank according to a predetermined formula. This restricted stock is carried at cost.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed based on the straight-line method over the useful lives of the respective assets. Expenditures for improvements are capitalized while costs for maintenance and repairs are expensed as incurred.

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

Deferred Income Taxes

Deferred income taxes are recognized for temporary differences between the financial reporting basis and income tax basis of assets and liabilities based on enacted tax rates expected to be in effect when such amounts are realized or settled. Deferred tax assets are recognized only to the extent that it is more likely than not that such amounts will be realized based on consideration of available evidence.

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Loans Receivable

Loans receivable are stated at unpaid principal balances, less undisbursed portion of loans in process, deferred loan origination fees and costs and the allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees and costs are deferred and recognized as an adjustment to the yield (interest income) of the related loans. The Company is amortizing these amounts over the contractual life of the loan using the interest method.

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

Investment in Life Insurance

The Company did not have any loans against the cash surrender value of the life insurance policies at June 30, 2006 or 2005. The face value of the life insurance policies at June 30, 2006 and 2005 was $3,581,000 and $3,719,000, respectively. The cash proceeds from the death benefits are restricted by split dollar agreements with certain officers in the amount of $1,101,000 at June 30, 2006 and $771,000 at June 30, 2005.

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

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on securities available for sale, are reported as a separate component of the stockholders’ equity section of the statement of financial condition, such items, along with net income, are components of comprehensive income.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the appropriate period. Unearned shares under the Bay-Vanguard Federal Savings Bank Employee Stock Ownership Plan (“ESOP”) are not included in outstanding shares. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding as adjusted for the dilutive effect of stock options and unvested stock awards based on the “treasury stock” method. For the year ended June 30, 2006, the Company had 44,577 shares of restricted stock and 111,456 shares of unexercised stock options. Earnings per share has not been presented for the year ended June 30, 2005 since the company converted to stock form on January 12, 2005 and such information would not be meaningful. Information related to the calculation of earnings per share is summarized for the year ended June 30, 2006, is as follows:

	Year Ended June 30, 2006
	Basic	Diluted
	In Thousands, Except Per Share Data
Net income	$439	$439

Weighted average common share outstanding	2,527	2,527

Diluted securities:
Stock options	—	—

Adjusted weighted average shares	2,527	2,527

Per share amount	$0.17	$0.17

Employee Stock Ownership Plan

The Company accounts for the ESOP in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position 93-6. The cost of shares issued to the ESOP but not yet allocated to participants is presented in the consolidated statement of financial condition as a reduction of stockholders’ equity. Compensation expense is recorded based on the market price of the shares as they are committed to be released for allocation to participant accounts. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to paid-in capital. Dividends on allocated ESOP shares are reflected as a reduction of debt.

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year’s presentation. Such reclassifications had no effect on net income.

NOTE 2 - SECURITIES

Securities at June 30, 2006 and 2005 consisted of the following:

	June 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for Sale
Marketable equity securities	$2,805	$—	$80	$2,725
U.S. Government and federal agencies securities	1,005	—	22	983
Mortgage-backed securities	525	—	5	520

	$4,335	$—	$107	$4,228

	June 30, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for Sale
Marketable equity securities	$2,698	$—	$51	$2,647
U.S. Government and federal agencies securities	1,013	—	32	$981
Mortgage-backed securities	691	23	—	714

	$4,402	$23	$83	$4,342

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SECURITIES (CONTINUED)

No securities were sold during the years ended June 30, 2006 or 2005.

	June 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Held to Maturity
U.S. Government and federal agencies securities	$3,002	$—	$122	$2,880
Mortgage-backed securities	231	3	—	234

	$3,233	$3	$122	$3,114

	June 30, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Held to Maturity
U.S. Government and federal agencies securities	$3,003	$—	$50	$2,953
Mortgage-backed securities	347	15	—	362

	$3,350	$15	$50	$3,315

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SECURITIES (CONTINUED)

The amortized cost and fair value of securities as of June 30, 2006, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$1,005	$983	$502	$487
Due after one year through five years	—	—	2,500	2,393
Due after five years through ten years	—	—	—	—
Mortgage-backed securities	525	520	231	234
Marketable equity securities	2,805	2,725	—	—

	$4,335	$4,228	$3,233	$3,114

All mortgage-backed securities are Freddie Mac, Fannie Mae or Ginnie Mae backed securities.

Below is a schedule of securities with unrealized losses as of June 30, 2006 and 2005. Unrealized losses are the result of interest rate levels differing from those existing at the time of purchase of the securities and, as to mortgage-backed securities, actual and estimated prepayment speeds. These unrealized losses are considered temporary as they reflect fair values on June 30, 2006 and 2005 and are subject to change daily as interest rates fluctuate.

The Company has the ability and intent to hold the securities until the earlier of recovery or maturity. At June 30, 2006 the Company’s equity securities have unrealized depreciation of 2.85% from the Company’s cost basis. No credit risk issues have been identified that cause management to believe the declines in fair value are other than temporary. In analyzing the issuer’s financial condition, management considers industry analysts’ reports, financial performance, and projected target prices of investment analysts.

	At June 30, 2006
	Continuous Unrealized Losses for More Than 12 Months		Continuous Unrealized Losses for Less Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
U.S. Government and federal agencies securities
HTM – four securities	$2,880	$122	$—	$—
AFS - one security	983	22	—	—
Marketable equity securities - one security	2,725	80	—	—
Mortgage-backed securities-two securities	—	—	419	5

	$6,588	$224	$419	$5

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SECURITIES (CONTINUED)

	At June 30, 2005
	Continuous Unrealized Losses for More Than 12 Months		Continuous Unrealized Losses for Less Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
U.S. Government and federal agencies securities
HTM – four securities	$2,953	$50	$—	$—
AFS - three securities	981	32	—	—
Marketable equity securities - one security	2,647	51	—	—

	$6,581	$133	$—	$—

NOTE 3 - LOANS RECEIVABLE

Loans receivable at June 30, 2006 and 2005 consisted of the following:

	2006	2005
	(In Thousands)
Real estate loans:
Secured by one-to-four family residences	$85,211	$68,555
Secured by other properties	10,322	9,132
Construction loans	10,605	11,310
Mobile home loans	10,535	10,249
Consumer loans	296	413
Share loans	319	349

	117,288	100,008
Loans in process	(3,873)	(3,519)
Deferred loan origination fees, net	21	(89)
Allowance for loan losses	(410)	(349)

Total loans receivable - net	$113,026	$96,051

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

The following is a summary of the allowance for loan losses for the years ended June 30, 2006 and 2005:

	2006	2005
	(In Thousands)
Balance at beginning of the year	$349	$292
Provision for loan losses	90	—
Loans charged-off	(41)	(21)
Recovery of loans charged-off	12	78

Balance at end of year	$410	$349

The Bank had no impaired loans as defined by SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” at June 30, 2006 and 2005.

Non-accrual loans that are not subject to SFAS No. 114 totaled approximately $165,000 and $475,000 at June 30, 2006 and 2005, respectively. The Bank did not have any loan balances past due 90 days or more and still accruing interest at June 30, 2006 or 2005.

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

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE (CONTINUED)

The Bank generally requires collateral or other security to support financial instruments with off-balance-sheet credit risk.

Financial Instruments Whose Contract Amounts Represent Credit Risk	Contract Amount at June 30,
	2006	2005
	(In Thousands)
Loan commitments	$4,928	$2,171
Unused lines of credit	851	641

Mortgage loan commitments of $4.3 million not reflected in the accompanying consolidated financial statements at June 30, 2006 are for fixed rate mortgages from 5.25% to 7.13%. There were consumer loan commitments of $641,000 at June 30, 2006 at rates from 8.45% to 11.85%. Mortgage loan commitments of $1,436,000 not reflected in the accompanying consolidated financial statements at June 30, 2005 are for fixed rate mortgages from 4.50% to 7.00%. There were consumer loan commitments of $735,000 at June 30, 2005 at rates from 9.80% to 11.65%. Loan commitments expire 60 days from the date of the commitment.

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - PREMISES AND EQUIPMENT

Premises and equipment at June 30, 2006 and 2005 are summarized by major classification as follows:

	2006	2005	Useful Life in Years
	(In Thousands)
Land	$1,083	$1,083	—
Building	1,290	1,292	15 – 40
Leasehold improvements	283	285	5 – 25
Furniture, fixtures, and equipment	717	689	3 – 10

	3,373	3,349
Accumulated depreciation	(888)	(780)

	$2,485	$2,569

Depreciation expense for the years ended June 30, 2006 and 2005 was $144,000 and $130,000, respectively.

NOTE 5 - INVESTMENT IN FEDERAL HOME LOAN BANK OF ATLANTA STOCK

The Bank is required to maintain an investment in the stock of the Federal Home Loan Bank of Atlanta (the “FHLB”) in an amount equal to at least 0.20% of the Bank’s total assets plus 4.50% of its outstanding advances from the FHLB, whichever is greater. Purchases and sales of stock are made directly with the FHLB at par value.

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - DEPOSITS

Deposits are composed of the following:

	June 30,
	2006	2005
	(In Thousands)
Non-interest bearing accounts	$3,887	$3,304
NOW and money market accounts	33,706	42,810
Savings accounts	22,572	23,565
Certificates of deposit	36,930	21,722

	$97,095	$91,401

Interest expense on deposits for the years ended June 30, 2006 and 2005 is as follows:

	2006	2005
	(In Thousands)
NOW and money market accounts	$1,063	$995
Savings accounts	520	490
Certificates of deposit	1,265	756

	$2,848	$2,241

At June 30, 2006, the Bank had outstanding $10.9 million in certificates of deposit in excess of $100,000. Deposits in excess of $100,000 may not be insured by the FDIC.

At June 30, 2006, scheduled maturities of certificates of deposit are as follows (in thousands):

Year ending June 30:
2007	$15,144
2008	4,476
2009	2,864
2010	2,501
2011	11,945

$36,930

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – FEDERAL HOME LOAN BANK ADVANCES

At June 30, 2006 and 2005, the Bank has an agreement under a blanket floating lien with the FHLB providing the Bank a line of credit of $41.0 million. At June 30, 2006, the Bank had outstanding advances of $14.5 million at a weighted rate of 4.47%. At June 30, 2005, the Bank had outstanding advances of $5.0 million at a rate of 4.04% which mature in June 2007. The Bank is required to maintain as collateral for its FHLB advances qualified mortgage loans in an amount equal to 125% of the outstanding advances.

At June 30, 2006, scheduled maturities of outstanding advances are as follows (in thousands):

Year ending June 30:

2007	$6,000
2008	1,000
2009	1,000
2010	1,000
2011	5,500

Total	$14,500

NOTE 8 – PROFIT SHARING AND DEFERRED COMPENSATION AGREEMENTS

The Bank has a profit-sharing plan and a 401(k) plan for all eligible employees. Contributions to the plans are discretionary by the Board of Directors. Expenses for the years ended June 30, 2006 and June 30, 2005 were $30,000 and $30,000 for the profit-sharing plan and $19,000 and $23,000 for the 401(k) plan, respectively.

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

The accrued liabilities for the aforementioned plans were $443,000 and $331,000 for the executive plans and $145,000 and $138,000 for the directors’ plans at June 30, 2006 and 2005, respectively. The Company recognized compensation expense related to these plans in the amount of $119,000 and $121,000 during the years ended June 30, 2006 and 2005, respectively.

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – PROFIT SHARING AND DEFERRED COMPENSATION AGREEMENTS (CONTINUED)

The Company recognized the increase in the cash surrender value of the insurance policies as income from investment in life insurance in the amount of $76,000 and $81,000 during the years ended June 30, 2006 and 2005, respectively.

NOTE 9 - COMMON STOCK AND EMPLOYEE STOCK OWNERSHIP PLAN

In 2005, the Bank reorganized from a federally chartered mutual savings bank to a federally chartered stock savings bank. Simultaneously, the Bank formed a new holding company, BV Financial, Inc. Also simultaneously, a mutual holding company was formed, Bay-Vanguard, M.H.C. In connection with the reorganization, the Company issued 2,645,000 shares of its common stock. A majority of that stock (1,454,750 shares) was issued to Bay Vanguard, M.H.C. The remainder was sold and issued to depositors of the Bank and the ESOP for a total price of $11,902,000. Costs associated with the conversion, totaling $947,000 were deducted from the sale proceeds.

At the same time as the reorganization and conversion, the Bank established the ESOP for its employees. On January 12, 2005, the ESOP acquired 103,684 shares of the Company’s common stock in the conversion with funds provided by a loan from the Company. Accordingly, $1,036,000 of common stock acquired by the ESOP is shown as a reduction of stockholders’ equity. The ESOP loan will be repaid principally from the Bank’s contributions to the ESOP. The loan is being repaid in 15 equal annual installments through 2020 and bears interest at the rate of five and one quarter percent (5.25%). Shares are released to participants proportionately as the loan is repaid. The Bank will recognize compensation expense as shares are committed for release from collateral at their current market price. Dividends on allocated shares are recorded as a reduction of retained earnings and dividends on unallocated shares are recorded as a reduction of debt. The Company recognized $61,000 and $67,000 of compensation expense for the years ended June 30, 2006 and June 30, 2005, respectively. The ESOP holds the common stock in a trust for allocation among participating employees. The unearned ESOP shares totaled 89,860 at June 30, 2006. The fair value of the unearned shares at June 30, 2006 was $809,000.

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

NOTE 10 – EQUITY INCENTIVE PLAN

The Company maintains an equity incentive plan. The compensation cost that has been charged against income for the plan was $132,000 for the year ended June 30, 2006. The total income tax benefit recognized in the income statement for equity incentive plan arrangements was $31,000 for the year ended June 30, 2006. As of June 30, 2006, there was $418,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan. The remaining cost is expected to be recognized over a weighted-average period of 4.3 years. No equity incentive plans were in effect for the twelve months ended June 30, 2005.

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – EQUITY INCENTIVE PLAN (CONTINUED)

On November 8, 2005, stockholders approved the BV Financial, Inc. 2005 Equity Compensation Plan that enabled the Company to grant stock options and restricted stock awards to employees and directors. The Company has elected to implement early the requirements of SFAS No. 123R, Share-Based Payment. On November 14, 2005, the Company granted stock options covering 111,456 shares of common stock to certain employees and directors of the Company. The options were granted at the then fair market value of the stock of $8.94, vest over five years and expire ten years from the date of grant. The Company estimated the grant date fair value of each option awarded in fiscal 2006 using the Black-Scholes Option-Pricing model with the following assumptions: dividend yield 0%, risk-free interest rate of 4.30%, and expected lives of 6.5 years. The assumption for the expected volatility was 15.977%. The estimated fair value of each option granted was computed to be $2.64. Stock options had no intrinsic value at June 30, 2006. The Company recognized $79,000 of expenses relating to the granting of stock options during the year ended June 30, 2006.

As of June 30, 2006, the Company granted 44,577 shares of restricted stock to certain employees and directors of the Company. The Bank purchased shares in the open market during the current year to fund this plan. The awards vest over a five-year period and, therefore, the cost of such awards will be accrued ratably over a five-year period as compensation expense. The Company recognized $53,000 of expenses relating to the grant of shares of restricted stock during the year ended June 30, 2006.

Note 11 – REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) and risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2006, that the Bank met all capital adequacy requirements to which it was subject.

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – REGULATORY MATTERS (CONTINUED)

As of June 30, 2006, the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios are also presented in the table.

The following table presents the Bank’s capital position based on the financial statements:

	Actual		For Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in Thousands)
As of June 30, 2006:
Tangible (to adjusted total assets)	$13,171	9.68%	$	≥2,041	1.5%	$	N/A	N/A
Tier 1 capital (to risk-weighted assets)	13,171	16.83		N/A	N/A		4,695	≥6.0%
Core (to adjusted total assets)	13,171	9.68		≥5,442	≥4.0		6,802	≥5.0
Total (to risk-weighted assets)	13,581	17.35		≥6,260	≥8.0		7,825	≥10.0

As of June 30, 2005:
Tangible (to adjusted total assets)	$12,992	11.03%	$	≥1,768	≥1.5%		N/A	N/A
Tier 1 capital (to risk-weighted assets)	12,992	19.68		N/A	N/A	$	≥3,979	≥6.0%
Core (to adjusted total assets)	12,992	11.03		≥4,714	≥4.0		≥5,892	≥5.0
Total (to risk-weighted assets)	13,341	20.20		≥5,306	≥8.0		≥6,632	≥0.0

The following table provides a reconciliation of total stockholders’ equity per the consolidated financial statements to capital amounts reflected in the above table:

	2006	2005
	(In Thousands)
Total equity	$18,580	$18,448
Adjustment to regulatory capital:
Accumulated other comprehensive loss	66	37
Intangible assets (software)	(28)	(19)
Equity of BV Financial, Inc.	(5,447)	(5,474)

Tangible, Tier 1 and Core Capital	13,171	12,992

Allowance for loan losses	410	349

Total Capital	$13,581	$13,341

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – REGULATORY MATTERS (CONTINUED)

The Bank was allowed a special bad debt deduction at various percentages of otherwise taxable income for various years through December 1, 1987. If the amounts which qualified as deductions for federal income tax purposes prior to December 31, 1987 are later used for purposes other than to absorb loan losses, including distributions in liquidations, they will be subject to federal and state income tax at the then current corporate rate. Retained earnings at June 30, 2006 and 2005 include $1,201,000, for which no provision for income tax has been provided. The unrecorded deferred income tax liability on the above amount was approximately $464,000.

NOTE 12 - INCOME TAXES

The income tax provision consists of the following for the years ended June 30, 2006 and 2005:

	2006	2005
	(In Thousands)
Current expense:
Federal	$355	$278
State	73	78

	428	356

Deferred benefit:
Federal	(134)	(46)
State	(29)	(6)

	(163)	(52)

	$265	$304

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - INCOME TAXES (CONTINUED)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2006 and 2005 are presented below:

	2006	2005
	(In Thousands)
Deferred tax assets:
Deferred compensation	$227	$181
Allowance for loan losses	148	113
Unrealized losses on available for sale securities	41	23
Stock-based compensation	31	—
Other	54	45

Total Deferred Tax Assets	501	362

Deferred tax liabilities:
Federal Home Loan Bank of Atlanta stock dividends	18	44
Accrual basis books to cash basis tax return	74	79
Depreciation	61	72

Total Deferred Tax Liabilities	153	195

Net Deferred Tax Assets	$348	$167

The amount computed by applying the statutory federal income tax rate to income before income taxes is different than the taxes provided for the following reasons:

	Years Ended June 30,
	2006		2005
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
	(Dollars In Thousands)
Statutory federal income tax rate	$239	34.0%	$294	34.0%
State tax net of federal income tax benefit	29	4.1	48	5.5
Non-deductible stock-based compensation	20	2.8	—	—
Income from investment in life insurance	(29)	(4.1)	(31)	(3.6)
Other	6	0.8	(7)	(0.8)

	$265	37.6%	$304	35.1%

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - RELATED PARTY TRANSACTIONS

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

Year Ended June 30, 2006
(In Thousands)
Balance, beginning	$1,128
Advances	25
Repayments	(175)

Balance, ending	$978

The Bank leases one of its office buildings from a relative of an officer of the Bank. The Bank executed a new lease on August 4, 2004 with an initial term of five years, with two five year renewal options. Rent expense for the years ended June 30, 2006 and 2005 was $22,000 and $22,000, respectively. The annual rent is payable in equal monthly installments.

At June 30, 2006, minimum rental commitments under this lease are as follows:

Year Ending June 30,	Amount
(In Thousands)
2007	$22
2008	22
2009	22
2010	4

$70

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Various legal claims arise from time to time in the normal course of business, which, in the opinion of management, will have no material effect on the Company’s consolidated financial position or results of operations.

NOTE 15 - DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 15 - DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The following methods and assumptions were used by the Bank in estimating the fair values of financial instruments:

Cash and Cash Equivalents

The carrying amounts of cash and equivalents approximate fair value.

Investment Securities

Fair values for securities, excluding Federal Home Loan Bank stock, are based on quoted market prices. The carrying amount of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

Loans Receivable

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. Fair values for fixed-rate loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

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

Advances from Federal Home Loan Bank

The fair value of borrowings is estimated using discounted cash flow analyses, based on rates currently available to the Bank for borrowings with similiar terms and remaining maturities.

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

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The following table summarizes the carrying amounts and fair values of financial instruments at June 30, 2006 and 2005:

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$9,079	$9,079	$8,336	$8,336
Securities available for sale	4,228	4,228	4,342	4,342
Securities held to maturity	3,233	3,114	3,350	3,315
Loans receivable, net	113,026	108,639	96,051	97,170
Federal Home Loan Bank of Atlanta stock	939	939	497	497
Accrued interest receivable	494	494	417	417

Financial liabilities
Deposits, including accrued interest payable	97,095	97,051	91,401	91,485
Advances from Federal Home Loan Bank	14,500	14,382	5,000	5,000

Off-balance sheet commitments	—	—	—	—

NOTE 16 – CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

Information as to the financial position of BV Financial, Inc. and its results of operations and cash flows as of June 30, 2006 and 2005 are summarized below.

Statements of Financial Condition	June 30, 2006	June 30, 2005
	(In Thousands)
Assets

Cash	$4,524	$4,508
Employee stock ownership plan loan	915	963
Investment in subsidiary	13,130	12,974
Other assets	11	3

Total assets	$18,580	$18,448

Liabilities and Stockholders’ Equity

Total stockholders’ equity	$18,580	$18,448

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY) (CONTINUED)

Statements of Operations	Year Ended June 30, 2006	For the Period January 12, 2005 to June 30, 2005
	(In Thousands)
Interest income	$51	$25
Non-interest expense	(86)	(31)

Loss before income tax provision (benefit)	(35)	(6)
Income tax benefit	11	2

Loss before equity in net income of subsidiary	(24)	(4)
Equity in net income of subsidiary	463	246

Net income	$439	$242

Statements of Cash Flows	Year Ended June 30, 2006	For the Period January 12, 2005 to June 30, 2005
	(In Thousands)
Net income	$439	$242
Adjustments to reconcile net income to net cash provided by operating activities
Equity in net income of subsidiary	(463)	(246)
Increase in other assets	(8)	(3)

Net cash provided by operating activities	(32)	(7)

Cash Flows from Investing Activities
Issuance of ESOP loan	—	(1,036)
Principal collected on ESOP loan	48	73
Investment in subsidiaries	—	(4,441)

Net cash used by investing activities	48	(5,404)

Cash Flows from Financing Activities
Proceeds from sale of common stock	—	9,969
Capitalization of Bay-Vanguard M.H.C.	—	(50)

Net cash provided by financing activities	—	9,919

Increase in cash and cash equivalents	16	4,508
Cash and cash equivalents at beginning of period	4,508	—

Cash and cash equivalents at end of period	$4,524	$4,508