Form 10QSB
period 2006-09-30
BV Financial, Inc.
filed 2006-11-14
CIK 1302387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 13, 2006, there were 2,645,000 shares of the registrant’s common stock outstanding.

BV FINANCIAL, INC.

Form 10-QSB

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BV FINANCIAL, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

(Unaudited)

	September 30, 2006	June 30, 2006
	(Dollars in thousands, except per share data)
ASSETS
Cash	$1,806	$1,359
Interest bearing deposits in other banks	1,830	6,363
Federal funds sold	935	1,357

Cash and Cash Equivalents	4,571	9,079

Securities available for sale	4,257	4,228
Securities held to maturity	3,220	3,233
Loans receivable, net of allowance for loan losses September 30, 2006 - $402; June 30, 2006 - $410	114,302	113,026
Premises and equipment, net	2,501	2,485
Federal Home Loan Bank of Atlanta stock, at cost	984	939
Investment in life insurance	1,919	1,889
Accrued interest receivable	556	494
Other assets	607	610

Total Assets	$132,917	$135,983

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Non-interest bearing deposits	$3,034	$3,887
Interest bearing deposits	93,499	93,208
Federal Home Loan Bank advances	16,000	14,500
Official checks	366	3,922
Advance payments by borrowers for taxes and insurance	545	1,145
Other liabilities	777	741

Total Liabilities	114,221	117,403
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 9,000,000 shares authorized; 2,645,000 issued and outstanding	26	26
Paid-in capital	11,027	10,994
Unearned employee stock ownership plan shares	(877)	(894)
Unearned shares of restricted stock under Equity Incentive Plan	(398)	(418)
Retained earnings	8,968	8,938
Accumulated other comprehensive loss	(50)	(66)

Total Stockholders’ Equity	18,696	18,580

Total Liabilities and Stockholders’ Equity	$132,917	$135,983

See Notes to Unaudited Consolidated Financial Statements.

BV FINANCIAL, INC. AND SUBSIDIARY

Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,
	2006	2005
	(Dollars in thousands, except per share data)
INTEREST INCOME
Loans, including fees	$1,755	$1,575
Investment securities	92	78
Other	37	24

Total Interest Income	1,884	1,677

INTEREST EXPENSE
Deposits	888	612
Borrowed funds	163	98

Total Interest Expense	1,051	710

Net Interest Income	833	967
PROVISION FOR LOAN LOSSES	5	40

Net Interest Income after Provision for Loan Losses	828	927

NON-INTEREST INCOME
Service fees on deposits	30	28
Service fees on loans	7	8
Income from investment in life insurance	30	19
Other income	12	17

Total Non-Interest Income	79	72

NON-INTEREST EXPENSES
Compensation and related expenses	517	387
Occupancy	45	40
Data processing	66	68
Telephone and postage	17	15
Advertising	24	27
Professional fees	67	39
Equipment	33	31
Other	87	112

Total Non-Interest Expenses	856	719

Income before Income Taxes	51	280
PROVISION FOR INCOME TAXES	21	102

Net Income	$30	$178

BASIC AND DILUTED EARNINGS PER SHARE	$0.01	$0.07

See Notes to Unaudited Consolidated Financial Statements.

BV FINANCIAL, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(Unaudited)

	For Three Months Ended September 30,
	2006	2005
	(In thousands)
Net Income	$30	$178
Unrealized net holding gains/(losses) on available-for-sale securities, net of taxes (benefit) of $9 and $(5)	16	(7)

Comprehensive income	$46	$171

See Notes to Unaudited Consolidated Financial Statements.

BV FINANCIAL, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended September 30,
	2006	2005
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$30	$178
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of discounts and premiums	2	3
Provision for loan losses	5	40
Amortization of deferred loan fees/costs	16	46
Provision for depreciation	37	36
Increase in cash surrender value of life insurance	(30)	(19)
Stock-based compensation expense	70	15
Increase in other assets and other liabilities	(40)	(73)

Net Cash Provided by Operating Activities	90	226

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(33)	(32)
Principal collected on mortgage backed securities	41	104
Net increase in loans	(958)	(11,848)
Purchase of loans	(332)	(633)
Purchase of premises and equipment	(53)	(41)
Purchase of Federal Home Loan Bank stock	(45)	(630)

Net Cash Used in Investing Activities	(1,380)	(13,080)

CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) Increase in official checks	(3,556)	1,529
Net decrease in deposits	(562)	(2,031)
Decrease in advance payments by borrowers for taxes and insurance	(600)	(478)
Advances from Federal Home Loan Bank	2,000	14,000
Repayment of advances from Federal Home Loan Bank	(500)	—

Net Cash Provided by Financing Activities	(3,218)	13,020

Net (Decrease) Increase in Cash and Cash Equivalents	(4,508)	166
CASH AND CASH EQUIVALENTS – BEGINNING	9,079	8,336

CASH AND CASH EQUIVALENTS – ENDING	$4,571	$8,502

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$1,047	$682

Income taxes paid	$—	$155

Net loans transferred to foreclosed real estate/repossessed assets	$7	$25

See Notes to Unaudited Consolidated Financial Statements.

BV FINANCIAL, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2006

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America. However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the entire year. These unaudited consolidated financial statements should be read in conjunction with BV Financial Inc.’s (the “Company”) Annual Report on Form 10-KSB for the year ended June 30, 2006.

Principles of Consolidation

The consolidated financial statements at September 30, 2006 and June 30, 2006 and for the three months ended September 30, 2006 include the accounts of the Company, Bay-Vanguard Federal Savings Bank (the “Bank”) and its wholly-owned subsidiary, Housing Recovery Corporation. All intercompany balances and transactions have been eliminated in consolidation.

(2) Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the appropriate period. Unearned shares under the Bay-Vanguard Federal Savings Bank Employee Stock Ownership Plan (“ESOP”) are not included in outstanding shares. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding as adjusted for the dilutive effect of stock options and unvested stock awards based on the “treasury stock” method. For the three months ended September 30, 2005, the Company had no shares of restricted stock or shares of unexercised stock options. For the three months ended September 30, 2006, the Company had 44,577 shares of restricted stock and 111,456 shares of unexercised stock options. Information related to the calculation of earnings per share is summarized for the three months ended September 30, 2006 and 2005 as follows:

	Three Months Ended September 30,
	2006		2005
	Basic	Diluted	Basic	Diluted
	In Thousands, Except Per Share Data
Net income	$30	$30	$178	$178

Weighted average common share outstanding	2,504	2,504	2,549	2,549

Diluted securities:
Restricted stock	—	1	—	—
Stock options	—	2	—	—

Adjusted weighted average shares	2,504	2,507	2,549	2,549

Per share amount	$0.01	$0.01	$0.07	$0 .07

(3) Equity Incentive Plan

The Compensation cost charged against income for the Plan was $55,000 for the three months ended September 30, 2006. The total income tax benefit recognized was $11,000 for the three months ended September 30, 2006. The Company did not have an Equity Incentive Plan as of September 30, 2005.

At September 30, 2006, there is $398,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted average period of 4 years.

During the three months ended September 30, 2006, there were not grants of stock options or restricted stock under the Company’s Equity Incentive Plan. No stock options were exercised during the three months ended September 30, 2006. At September 30, 2006, there were no vested stock options and no vested restricted stock shares under the Company’s Plan.

(4) Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS No. 155”). SFAS No. 155 amends FASB Statement No. 133 and FASB Statement No. 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is required to adopt the provisions of SFAS No. 155, as applicable, beginning in fiscal year 2007. The Company has evaluated SFAS No. 155 and determined that it will have no impact on the Company’s financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—An Amendment of FASB Statement No. 140 (“SFAS 156”). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006, which for the Company will be as of the beginning of fiscal year 2008. The Company does not believe that the adoption of SFAS 156 will have a significant effect on its financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning After December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company has analyzed FIN 48 and determined that upon adoption, it will have no impact on our financial statements.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The company has evaluated FASB Statement No. 157 and determined that it will have no impact on our consolidated financial position, results of operations and cash flows.

On September 13, 2006, the Securities and Exchange Commission “SEC” issued Staff Accounting Bulleting No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, Companies might evaluate the materiality of financial-statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that upon adoption it will have no impact on the reported results of operations or financial condition.

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

Comparison of Financial Condition at September 30, 2006 and June 30, 2006

Total assets decreased $3.1 million, or 2.3%, to $132.9 million at September 30, 2006 from $136.0 million at June 30, 2006 primarily due to a decrease in interest-bearing deposits offset by an increase in loans. Federal Home Loan Bank stock increased $45,000, or 4.8%, to $984,000 at September 30, 2006 as the Company purchased stock to collateralize its additional borrowings. Loans receivable increased $1.3 million, or 1.1%, to $114.3 million at September 30, 2006, primarily due to $3.6 million in originations of one- to four-family real estate loans, and $2.2 million in other loans and a decrease in payoffs.

Deposits decreased $600,000, or 0.6%, to $96.5 million at September 30, 2006, primarily due to a decrease of $1.4 million in checking accounts and a decrease of $1.5 million in savings accounts, offset by an increase in certificates of deposit of $3.0 million. The decrease in deposits was primarily due to more favorable rates being offered by other non-depository investment instruments and a highly competitive rate environment in the Bank’s local market area. Federal Home Loan Bank advances increased $1.5 million, or 10.3%, to $16.0 million at September 30, 2006. The additional borrowings were used to fund loan growth and deposit outflows.

Total equity increased $117,000, or 0.6%, to $18.7 million at September 30, 2006 primarily as a result of net income for the period and an increase to paid in capital and a reduction of the offsets to capital for ESOP shares and unearned shares of restricted stock.

Results of Operations for the Three Months Ended September 30, 2006 and 2005

General. Net income decreased $148,000, or 83.1%, to $30,000 for the three months ended September 30, 2006 compared to the same period in the prior year due primarily to a $134,000 decrease in net interest income and a $137,000 increase in non-interest expenses, offset by a decrease in the provision for income taxes due to lower pretax income.

Net Interest Income. The following table summarizes interest income and expense for the three months ended September 30, 2006 and 2005.

	Three Months Ended September 30,
	2006	2005	% change
	(Dollars in thousands)
Interest Income:
Loans, including fees	$1,755	$1,575	11.4%
Investment securities	92	78	18.0
Other	37	24	54.2

Total interest income	1,884	1,677	12.3

Interest Expense:
Deposits	888	612	45.1
Federal Home Loan Bank advances	163	98	66.3

Total interest expense	1,051	710	48.0

Net interest income	$833	$967	(13.9)%

The following table summarizes average balances and average yield and costs for the three months ended September 30, 2006 and 2005.

	Three Months Ended September 30,
	2006		2005
	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost
	(Dollars in thousands)
Loans	$113,867	6.17%	$101,031	6.24%
Investment securities	7,486	4.92	7,653	4.08
Interest-bearing deposits	2,196	4.01	2,897	2.35
Federal funds sold	1,152	5.21	1,045	2.30
Deposits	93,885	3.78	88,777	2.76
Federal Home Loan Bank advances	14,867	4.39	8,935	4.39

Net interest income for the three months ended September 30, 2006 decreased $134,000, or 13.9%, compared to the same period last year, as a result of a decrease in the interest rate spread to 2.18% from 3.02% offset by a larger average balance of interest-earning assets. Total interest income increased as a result of the growth in average interest-earning assets to $124.7 million from $112.6 million, and by an increase in the average yield to 6.04% from 5.93% due to the higher market interest rate environment. Total interest expense increased as a result of an increase in the average balance of Federal Home Loan Bank borrowings to $14.9 million, compared to average borrowings of $8.9 million in 2005. Interest expense on deposits increased due to a higher average balance of deposits and an increase in the average interest rate paid on deposits, which increased to 3.78% from 2.76%, due to the higher market interest rate environment.

Provision for Loan Losses. The following table summarizes the activity in the allowance for loan losses for the three months ended September 30, 2006 and 2005.

	Three Months Ended September 30,
	2006	2005
	(In thousands)
Allowance at beginning of period	$410	$349
Provision for loan losses	5	40
Charge-offs	(13)	(25)
Recoveries	—	—

Net charge-offs	(13)	(25)

Allowance at end of period	$402	$364

The provision for loan losses decreased $35,000 to $5,000 for the three months ended September 30, 2006. The decrease in the provision for loan losses reflects continued low charge-offs in 2006 and a change in the allowance methodology in 2005, which required a higher provision for that period.

The following table provides information with respect to our nonperforming assets at the dates indicated. The Company did not have any accruing loans past due 90 days or more or foreclosed real estate at the dates presented.

	At September 30, 2006	At June 30, 2006	% change
	(Dollars in thousands)
Nonaccruing loans:
One- to four-family	$218	$165	32.1%
Mobile home	17	—	N/A

Total	235	165	42.4
Accruing loans past due 90 days or more	—	—
Foreclosed real estate	—	—
Other repossessed assets	44	51	(13.7)

Total non-performing assets	$279	$216	29.2

Total non-performing loans to total loans	0.21%	0.15%
Total non-performing loans to total assets	0.18	0.12
Total non-performing assets to total assets	0.21	0.16

Nonperforming assets increased $63,000, or 29.2%, primarily due to the addition of one non-accrual one-to four-family residential real estate loan. The addition of this loan to nonperforming assets did not impact the calculation for the valuation allowance since the loan has a loan-to-value ratio of less than 60%.

Noninterest Income. The following table summarizes noninterest income for the three months ended September 30, 2006 and 2005.

	Three Months Ended September 30,
	2006	2005	% change
	(Dollars in thousands)
Service fees on deposits	$30	$28	7.1%
Service fees on loans	7	8	(12.5)
Income from investment in life insurance policy	30	19	57.9
Other income	12	17	(29.4)

	$79	$72	9.7

The increase in investment in life insurance policy was due to the increased cash value of life insurance policies. The decrease in other income of $5,000, or 29.4%, was due primarily to an decrease in miscellaneous fees.

Noninterest Expenses. The following table summarizes noninterest expenses for the three months ended September 30, 2006 and 2005.

	Three Months Ended September 30,
	2006	2005	% change
	(Dollars in thousands)
Compensation and related expenses	$517	$387	33.6%
Occupancy	45	40	12.5
Data processing	66	68	(2.9)
Telephone and postage	17	15	13.3
Advertising	24	27	(11.1)
Professional fees	67	39	71.8
Equipment expense	33	31	6.5
Other	87	112	(22.3)

Total	$856	$719	19.1

Efficiency ratio (1)	93.9%	69.2%	5.6

(1)	Computed as noninterest expenses divided by the sum of net interest income and other income.

Total non-interest expenses increased $137,000, or 19.1%, primarily as a result of increases in compensation, professional fees and occupancy. Compensation expense increased due to the addition of two additional executive officers and stock-based compensation expense, which totaled $70,000 in 2006 compared to $15,000 in 2005. Occupancy expenses increased primarily due to increased maintenance and utility expenses. Professional fees increased due to higher legal and accounting costs incurred during the year.

Income Taxes. Provision for income taxes decreased $81,000, or 79.4%, from $102,000 for the three months ended September 30, 2005 to $21,000 for the three months ended September 30, 2006. The effective tax rate was 36.4% for the three months ended September 30, 2005 compared to 40.4% for the three months ended September 30, 2006. The increase in the effective tax rate was due to nondeductible stock-based compensation expense.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2006, cash and cash equivalents totaled $4.6 million, including interest-bearing deposits of $1.8 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $4.3 million at September 30, 2006. In addition, at September 30, 2006, we had the ability to borrow a total of approximately $40.0 million from the Federal Home Loan Bank of Atlanta. On that date, we had advances outstanding of $16.0 million.

At September 30, 2006, we had $2.6 million in loan commitments outstanding, which included $255,000 in commitments to purchase mobile home loans. In addition to commitments to originate loans, we had $1.1 million in unused lines of credit and $3.3 million of construction loans in process. Certificates of deposit due within one year of September 30, 2006 totaled $16.6 million, or 17.2% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and lines of credit. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2007. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

	Three Months Ended September 30,
	2006	2005
	(In thousands)
Investing activities:
Loan originations	$5,771	$14,244
Loan and participation purchases	332	633
Securities purchases	33	32
Financing activities:
Decrease in deposits	(562)	(2,031)
Increase in Federal Home Loan Bank advances	1,500	14,000

We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2006, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

The capital from the offering significantly increased our liquidity and capital resources. Over time, this initial level of liquidity will be reduced as net proceeds from the stock offering continue to be used for general corporate purposes, including the funding of lending activities. Our financial condition and results of operations have been enhanced by the capital from the offering, resulting in increased net interest-earning assets and net income. However, the large increase in equity resulting from the capital raised in the offering had an adverse impact on our return on equity. We may use capital management tools such as cash dividends and share repurchases.

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

For the three months ended September 30, 2006 and the year ended June 30, 2006, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 12, 2006, BV Financial announced the adoption of a stock repurchase program to acquire up to 132,250, or 5.0%, of BV Financial’s outstanding shares of common stock. The Company did not repurchase any of its securities in the quarter ended September 30, 2006.

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

BV FINANCIAL, INC.

Dated: November 14, 2006	By:	/s/ Carolyn M. Mroz
Carolyn M. Mroz
President and Chief Executive Officer (principal executive officer)

Dated: November 14, 2006	By:	/s/ Edmund T. Leonard
Edmund T. Leonard
Chairman of the Board and Chief Financial Officer (principal financial and accounting officer)