Form 10QSB
period 2006-12-31
BV Financial, Inc.
filed 2007-02-13
CIK 1302387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

As of February 12, 2007, there were 2,625,387 shares of the registrant’s common stock outstanding.

BV FINANCIAL, INC.

Form 10-QSB

Table of C ontents

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BV FINANCIAL, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

(unaudited)

	December 31, 2006	June 30, 2006

	(Dollars in thousands, except per share data)
ASSETS
Cash	$1,072	$1,359
Interest bearing deposits in other banks	4,359	6,363
Federal funds sold	981	1,357

Cash and Cash Equivalents	6,412	9,079
Securities available for sale	4,285	4,228
Securities held to maturity	3,198	3,233
Loans receivable, net of allowance for loan losses December 31, 2006—$402; June 30, 2006—$410	112,974	113,026
Premises and equipment, net	2,466	2,485
Federal Home Loan Bank of Atlanta stock, at cost	984	939
Investment in life insurance	1,938	1,889
Accrued interest receivable	514	494
Other assets	720	610

Total Assets	$133,491	$135,983

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Non-interest bearing deposits	$2,805	$3,887
Interest bearing deposits	95,900	93,208

Total deposits	98,705	97,095
Federal Home Loan Bank advances	14,000	14,500
Official checks	1,015	3,922
Advance payments by borrowers for taxes and insurance	450	1,145
Other liabilities	813	741

Total Liabilities	$114,983	$117,403

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 9,000,000 shares authorized; 2,645,000 shares issued; 2,625,387 and 2,645,000 shares outstanding as of December 31, 2006 and June 30, 2006, respectively	26	26
Paid-in capital	11,049	10,994
Unearned employee stock ownership plan shares	(859)	(894)
Unvested shares of restricted stock under Equity Incentive Plan	(376)	(418)
Treasury stock, at cost; 19,613 shares	(183)	—
Retained earnings	8,894	8,938
Accumulated other comprehensive loss	(43)	(66)

Total Stockholders’ Equity	18,508	18,580

Total Liabilities and Stockholders’ Equity	$133,491	$135,983

See notes to Unaudited Consolidated Financial Statements.

BV FINANCIAL, INC. AND SUBSIDIARY

Consolidated Statements of Income

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
	(Dollars in thousands, except per share data)
INTEREST INCOME
Loans, including fees	$1,766	$1,717	$3,521	$3,292
Investment securities	94	93	186	171
Other	62	53	99	77

Total Interest Income	1,922	1,863	3,806	3,540
INTEREST EXPENSE
Deposits	925	683	1,813	1,295
Borrowed funds	178	188	341	286

Total Interest Expense	1,103	871	2,154	1,581

Net Interest Income	819	992	1,652	1,959
PROVISION FOR LOAN LOSSES	—	30	5	70

Net Interest Income after Provision for Loan Losses	819	962	1,647	1,889

NON-INTEREST INCOME
Service fees on deposits	27	29	57	57
Service fees on loans	7	6	14	14
Income from investment in life insurance	19	19	49	38
Other income	11	28	23	45

Total Non-Interest Income	64	82	143	154

NON-INTEREST EXPENSES
Compensation and related expenses	511	445	1,028	832
Occupancy	42	39	87	79
Data processing	82	70	148	138
Repossessed assets activity	12	(1)	16	(1)
Telephone and postage	15	18	32	33
Advertising	26	23	50	50
Professional fees	65	49	132	88
Equipment	36	33	69	64
Other	120	101	203	213

Total Non-Interest Expenses	909	777	1,765	1,496

(Loss) Income before Income Taxes	(26)	267	25	547
PROVISION FOR INCOME TAXES (BENEFIT)	(11)	108	10	210

Net (Loss) Income	$(15)	$159	$15	$337

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.01)	$0.06	$0.01	$0.13

See Notes to Unaudited Consolidated Financial Statements.

BV FINANCIAL, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(Unaudited)

	For Three Months Ended December 31,		For Six Months Ended December 31,
	2006	2005	2006	2005
	(In thousands)
Net (loss) income	$(15)	$159	$15	$337
Unrealized net holding gains/(losses) on available-for-sale securities, net of taxes (benefit) of $1, $(8), $14 and $(13)	7	(11)	23	(18)

Comprehensive (loss) income	$(8)	$148	$38	$319

See Notes to Unaudited Consolidated Financial Statements.

BV FINANCIA L, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended December 31,
	2006	2005
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$15	$337
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of discounts and premiums	5	5
Provision for loan losses	5	70
Amortization of deferred loan fees/costs	42	82
Provision for depreciation	37	36
Increase in cash surrender value of life insurance	(49)	(38)
Stock-based compensation expense	132	40
Increase in other assets	(151)	(100)
Increase (decrease) in other liabilities	72	(247)

Net Cash Provided by Operating Activities	108	185

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(68)	(49)
Principal collected on mortgage backed securities	78	166
Net decrease (increase) in loans	193	(14,296)
Purchase of loans	(181)	(1,039)
Purchase of premises and equipment	(18)	(9)
Purchase of Federal Home Loan Bank stock	(45)	(450)

Net Cash Used in Investing Activities	(41)	(15,677)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in official checks	(2,907)	(254)
Net increase in deposits	1,610	5,105
Decrease in advance payments by borrowers for taxes and insurance	(695)	(584)
Federal Home Loan Bank advances	2,000	10,000
Repayment of advances from Federal Home Loan Bank	(2,500)	—
Purchase of shares of restricted stock	—	(174)
Cash dividends paid	(59)	—
Treasury stock purchased	(183)	—

Net Cash (Used In) Provided by Financing Activities	(2,734)	14,093

Net Decrease in Cash and Cash Equivalents	(2,667)	(1,399)
CASH AND CASH EQUIVALENTS – BEGINNING	9,079	8,336

CASH AND CASH EQUIVALENTS – ENDING	$6,412	$6,937

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$2,146	$1,580

Income taxes paid	$130	$147

Net loans transferred to foreclosed real estate/repossessed assets	$7	$25

See Notes to Unaudited Consolidated Financial Statements.

BV FINANCIAL, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

December 31, 2006

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America. However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the period ended December 31, 2006 are not necessarily indicative of the results that may be expected for the entire year. These unaudited consolidated financial statements should be read in conjunction with BV Financial Inc.’s (the “Company” or “BV Financial”) Annual Report on Form 10-KSB for the year ended June 30, 2006.

Principles of Consolidation

The consolidated financial statements at December 31, 2006 and June 30, 2006 and for the six months ended December 31, 2006 include the accounts of the Company, Bay-Vanguard Federal Savings Bank (the “Bank”) and its wholly-owned subsidiary, Housing Recovery Corporation. All intercompany balances and transactions have been eliminated in consolidation.

(2) Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the appropriate period. Unearned shares under the Bay-Vanguard Federal Savings Bank Employee Stock Ownership Plan (“ESOP”) are not included in outstanding shares. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding as adjusted for the dilutive effect of stock options and unvested stock awards based on the “treasury stock” method. Information related to the calculation of earnings per share is summarized for the three and six months ended December 31, 2006 and 2005 as follows:

	Three Months Ended December 31,				Six Months Ended December 31
	2006		2005		2006		2005
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
	In Thousands				In Thousands
Net income (loss)	$(15)	$(15)	$159	$159	$15	$15	$337	$337

Weighted average common shares outstanding	2,507	2,507	2,549	2,549	2,510	2,510	2,549	2,549
Diluted securities:
Restricted stock	—	1	—	—	—	1	—	—
Stock options	—	2	—	—	—	2	—	—

Adjusted weighted average shares	2,507	2,510	2,549	2,549	2,510	2,513	2,549	2,549

(3) Equity Incentive Plan

The Compensation cost charged against income for the BV Financial, Inc. 2005 Equity Compensation Plan (the “Plan”) was $46,000 and $101,000 for the three and six months ended December 31, 2006, respectively, and $22,000 for the three and six months ended December 31, 2005, respectively. The total income tax benefit recognized was $12,000 and $23,000 for the three and six months ended December 31, 2006, respectively, and $5,000 for the three and six months ended December 31, 2005, respectively.

At December 31, 2006, there was $376,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted average period of 3.8 years.

On November 8, 2005, stockholders approved the Plan that enabled the Company to grant stock options and restricted stock awards to employees and directors. The Company has elected to implement early the requirements of SFAS No. 123R, Share-Based Payment. On November 14, 2005, the Company granted stock options covering 111,456 shares of common stock to certain employees and directors of the Company. The options were granted at the then fair market value of the stock of $8.94, vest over five years and expire ten years from the date of grant. The Company estimated the grant date fair value of each option awarded in fiscal 2006 using the Black-Scholes Option-Pricing model with the following assumptions: dividend yield 0%, risk-free interest rate of 4.30%, and expected lives of 6.5 years. The assumption for the expected volatility was 15.977%. The estimated fair value of each option granted was computed to be $2.64.

During the three and six months ended December 31, 2006, there were no grants of stock options or restricted stock under the Plan. No stock options were exercised during the three and six months ended December 31, 2006. At December 31, 2006, there were 22,286 stock options and 8,914 restricted stock shares that had vested under the Company’s Plan. At December 31, 2006, the aggregate intrinsic value of outstanding unexercisable options was $262,000 and the aggregate intrinsic value of exercisable options was $66,000.

(4) Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS No. 155”). SFAS No. 155 amends FASB Statement No. 133 and FASB Statement No. 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is required to adopt the provisions of SFAS No. 155, as applicable, beginning in fiscal year 2008. The Company has evaluated SFAS No. 155 and determined that it will have no impact on the Company’s financial position or results of operations.

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

On September 13, 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, Companies might evaluate the materiality of financial-statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that upon adoption it will have no impact on the reported results of operations or financial condition.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Management’s discussion and analysis of the financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of BV Financial. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and footnotes appearing in Part I, Item 1 of this document.

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

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impaired loans; the value of collateral; and the determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. However, historically, the Company’s estimates and assumptions have provided results that did not differ materially from actual results.

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

Comparison of Financial Condition at December 31, 2006 and June 30, 2006

Total assets decreased $2.5 million, or 1.8%, to $133.5 million at December 31, 2006 from $136.0 million at June 30, 2006 primarily due to a decrease in interest-bearing deposits, which were used to pay back Federal Home Loan Bank borrowings. Federal Home Loan Bank stock increased $45,000, or 4.8%, to $984,000 at December 31, 2006 as the Company purchased stock to collateralize $2.0 million in additional borrowings, which was paid back during the period. Loans receivable remained at $113.0 million.

Deposits increased $1.6 million, or 1.7%, to $98.7 million at December 31, 2006, primarily due to an increase in certificates of deposit of $6.9 million, offset by a decrease of $1.7 million in checking accounts and a decrease of $2.5 million in savings accounts. The increase in deposits was primarily due to aggressive marketing of higher rate certificates of deposit. Federal Home Loan Bank advances decreased $500,000, or 3.5%, to $14.0 million at December 31, 2006. The repayment of Federal Home Loan Bank advances was also funded by deposit growth.

Total equity decreased $72,000, or 0.4%, to $18.5 million at December 31, 2006 primarily due to a decrease in retained earnings due to the loss for the period, the payment of a dividend to stockholders and the purchase of treasury shares, offset by an increase to paid in capital and a reduction of the offsets to capital for the allocation of ESOP shares and the vesting of shares of restricted stock.

Results of Operations for the Three Months Ended December 31, 2006 and 2005

General. Net income decreased $174,000, or 109.4%, to a loss of $15,000 for the three months ended December 31, 2006 compared to the same period in the prior year due primarily to a $173,000 decrease in net interest income and a $132,000 increase in non-interest expenses, offset by a $30,000 decrease in the provision for loan losses and a $119,000 decrease in the provision for income taxes.

Net Interest Income. The following table summarizes interest income and expense for the three months ended December 31, 2006 and 2005.

	Three Months Ended December 31,
	2006	2005	% change
	(Dollars in thousands)
Interest Income:
Loans, including fees	$1,766	$1,717	2.9%
Investment securities	94	93	1.1
Other	62	53	17.0

Total interest income	1,922	1,863	3.2

Interest Expense:
Deposits	925	683	35.4
Federal Home Loan Bank advances	178	188	(5.3)

Total interest expense	1,103	871	26.6

Net interest income	$819	$992	(17.4)

The following table summarizes average balances and average yield and costs for the three months ended December 31, 2006 and 2005.

	Three Months Ended December 31,
	2006		2005
	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost
	(Dollars in thousands)
Loans	$113,534	6.22%	$110,695	6.20%
Investment securities	7,492	5.02	7,569	4.91
Interest-bearing deposits	4,680	4.19	4,875	3.04
Federal funds sold	1,152	4.51	1,146	4.19
Deposits	98,313	3.76	90,340	3.02
Federal Home Loan Bank advances	15,435	4.61	16,913	4.45

Net interest income for the three months ended December 31, 2006 decreased $173,000, or 17.4%, compared to the same period last year, as a result of a decrease in the interest rate spread to 2.18% from 2.74% offset by an increase in average interest-earning balances. Total interest income increased as a result of the growth in average interest-earning assets to $126.9 million from $124.3 million, and by an increase in the average yield to 6.06% from 6.00% due to the higher market interest rate environment. Total interest expense increased as a result of a higher average balance of deposits and an increase in the average interest rate paid on deposits, which increased to 3.76% from 3.02%, due to the higher market interest rate environment and increase in higher costing certificates of deposit, offset by a decrease in the average balance of Federal Home Loan Bank borrowings to $15.4 million, compared to average borrowings of $16.9 million in 2005.

Provision for Loan Losses. The following table summarizes the activity in the allowance for loan losses for the three months ended December 31, 2006 and 2005.

	Three Months Ended December 31,
	2006	2005
	(In thousands)
Allowance at beginning of period	$402	$364
Provision for loan losses	—	30
Charge-offs	—	—
Recoveries	—	12
Net recoveries	—	12

Allowance at end of period	$402	$406

The provision for loan losses decreased $30,000 to no provision for the three months ended December 31, 2006. The decrease in the provision for loan losses reflects the absence of charge-offs in 2006 and continued low non-performing assets.

The following table provides information with respect to our nonperforming assets at the dates indicated. The Company did not have any accruing loans past due 90 days or more or foreclosed real estate at the dates presented.

	At December 31, 2006	At June 30, 2006	% change
	(Dollars in thousands)
Nonaccruing loans:
One- to four-family	$154	$165	(6.7)%
Mobile home	8	—	N/A

Total	162	165	(1.8)
Accruing loans past due 90 days or more	—	—
Foreclosed real estate	—	—
Other repossessed assets	55	51	7.8

Total non-performing assets	$217	$216	0.5

Total non-performing loans to total loans	0.14%	0.15%
Total non-performing loans to total assets	0.12	0.12
Total non-performing assets to total assets	0.16	0.16

Noninterest Income. The following table summarizes noninterest income for the three months ended December 31, 2006 and 2005.

	Three Months Ended December 31,
	2006	2005	% change
	(Dollars in thousands)
Service fees on deposits	$27	$29	(6.9)%
Service fees on loans	7	6	16.7
Income from investment in life insurance policy	19	19	—
Other income	11	28	(60.7)

Total	$64	$82	(22.0)

The decrease in non-interest income was due to a decrease in other income. The decrease in other income of $17,000, or 60.7%, was due primarily to a decrease in miscellaneous fees.

Noninterest Expenses. The following table summarizes noninterest expenses for the three months ended December 31, 2006 and 2005.

	Three Months Ended December 31,
	2006	2005	% change
	(Dollars in thousands)
Compensation and related expenses	$511	$445	14.8%
Occupancy	42	39	7.7
Data processing	82	70	17.1
Foreclosed real estate activity	12	(1)	1300.0
Telephone and postage	15	18	(16.7)
Advertising	26	23	13.0
Professional fees	65	49	32.7
Equipment expense	36	33	9.1
Other	120	101	18.8

Total	$909	$777	17.0

Efficiency ratio (1)	102.9%	72.3%

(1)	Computed as noninterest expenses divided by the sum of net interest income and other income.

Total non-interest expenses increased $132,000, or 17.0%, primarily as a result of increases in compensation, professional fees and other. Compensation expense increased due to the addition of two additional executive officers and increased stock-based compensation expense. Professional fees increased due to higher legal and accounting costs incurred during the year. Other expenses increased $19,000, or 18.8%, as a result of start-up expenses for the introduction of new debit cards, increased information technology maintenance expenses and increased insurance bonds.

Income Taxes. Provision for income taxes decreased $119,000, or 110.2%, from $108,000 for the three months ended December 31, 2005 to a benefit of $11,000 for the three months ended December 31, 2006. The effective tax rate was 40.4% for the three months ended December 31, 2005 compared to 42.3% for the three months ended December 31, 2006. The increase in the effective tax rate was due to an increase in non-deductible stock based compensation expense.

Results of Operations for the Six Months Ended December 31, 2006 and 2005

General. Net income decreased $322,000, or 95.6%, to $15,000 for the six months ended December 31, 2006 compared to the same period in the prior year due primarily to increases in interest expense and non-interest expenses.

Net Interest Income. The following table summarizes changes in interest income and expense for the six months ended December 31, 2006 and 2005.

	Six Months Ended December 31,
	2006	2005	% change
	(Dollars in thousands)
Interest Income:
Loans, including fees	$3,521	$3,292	7.0%
Investment securities	186	171	8.8
Other	99	77	28.6

Total interest income	3,806	3,540	7.5

Interest Expense:
Deposits	1,813	1,295	40.0
Federal Home Loan Bank advances	341	286	19.2

Total interest expense	2,154	1,581	36.2

Net interest income	$1,652	$1,959	(15.7)

The following table summarizes average balances and average yield and costs for the six months ended December 31, 2006 and 2005.

	Six Months Ended December 31,
	2006		2005
	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost
	(Dollars in thousands)
Loans	$113,435	6.21%	$105,863	6.22%
Investment securities	7,482	4.97	7,611	4.55
Interest-earning deposits	3,627	3.97	3,896	2.78
Federal funds	1,152	4.65	1,096	3.83
Deposits	97,638	3.71	88,827	2.92
Federal Home Loan Bank advances	14,946	4.56	12,924	4.43

Net interest income for the six months ended December 31, 2006 decreased $307,000, or 15.7%, compared to the same period last year, as a result of a decrease in the interest rate spread to 2.23% from 2.87%, offset by a larger average balance of interest-earning assets. Total interest income increased as a result of the growth in average interest-earning assets to $125.7 million from $118.5 million and an increase in the average yield to 6.06% from 5.98% due to the higher market interest rate environment. Total interest expense increased as a result of an increase in the average balance of Federal Home Loan Bank borrowings to $14.9 million, compared to average borrowings of $12.9 million in 2005. Interest expense on deposits increased due to an increase in the average balance of $8.8 million, or 10.0%, and the average interest rate paid on deposits, which increased to 3.71% from 2.92%, due to the higher market interest rate environment.

Provision for Loan Losses. The following table summarizes the activity in the allowance for loan losses for the six months ended December 31, 2006 and 2005.

	Six Months Ended December 31,
	2006	2005
	(In thousands)
Allowance at beginning of period	$410	$349
Provision for loan losses	5	70
Charge-offs	(13)	(25)
Recoveries	—	12

Net (charge-offs) recoveries	(13)	(13)

Allowance at end of period	$402	$406

The provision for loan losses decreased $65,000 to $5,000 for the six months ended December 31, 2006. The decrease in the provision for loan losses reflects the continued low level of charge-offs in 2006 and continued low non-performing assets.

Noninterest Income. The following table summarizes noninterest income for the six months ended December 31, 2006 and 2005.

	Six Months Ended December 31,
	2006	2005	% change
	(Dollars in thousands)
Service fees on deposits	$57	$57	—%
Service fees on loans	14	14	—
Income from investment in life insurance	49	38	29.0
Other income	23	45	(48.9)

	$143	$154	(7.1)

The decrease in noninterest income was due to a decrease in other income. The decrease in other income of $22,000 or 48.9%, was due primarily to a decrease in miscellaneous fees.

Noninterest Expenses. The following table summarizes noninterest expenses for the six months ended December 31, 2006 and 2005.

	Six Months Ended December 31,
	2006	2005	% change
	(Dollars in thousands)
Compensation and related expenses	$1,028	$832	23.6%
Occupancy	87	79	10.1
Data processing	148	138	7.3
Repossessed asset activity	16	(1)	1700.0
Telephone and postage	32	33	(3.0)
Advertising	50	50	0.0
Professional fees	132	88	50.0
Equipment expense	69	64	7.8
Other	203	213	(4.7)

Total	$1,765	$1,496	18.0

Efficiency ratio (1)	98.3%	70.8%

(1)	Computed as noninterest expenses divided by the sum of net interest income and other income.

Total non-interest expenses increased $269,000, or 18.0%, primarily as a result of increases in compensation and related expenses, occupancy, repossessed asset activity, and professional fees. Compensation expense increased due to the addition of two additional executive officers and additional stock based compensation expense. Repossessed asset activity expenses increased due to repairs made to repossessed assets to prepare them for sale. Professional fees increased due to higher legal and accounting costs incurred during the year.

Income Taxes. Provision for income taxes decreased $200,000, or 95.2%, from $210,000 for the six months ended December 31, 2005 to $10,000 for the six months ended December 31, 2006. The effective tax rate was 40.0% for the six months ended December 31, 2006 compared to 38.4% for the six months ended December 31, 2005. The increase in the effective tax rate was due to an increase in non-deductible stock based compensation expense.

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

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management program. Generally, excess liquid assets are invested in interest-earning deposits and short- and intermediate-term U.S. Treasury and federal agency securities.

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2006, cash and cash equivalents totaled $6.4 million, including interest-bearing deposits of $4.4 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $4.3 million at December 31, 2006. In addition, at December 31, 2006, we had the ability to borrow a total of approximately $40.0 million from the Federal Home Loan Bank of Atlanta. On that date, we had advances outstanding of $14.0 million.

At December 31, 2006, we had $980,000 in loan commitments outstanding, which included $121,000 in commitments to purchase mobile home loans. In addition to commitments to originate loans, we had $1.6 million in unused lines of credit and $2.8 million of construction loans in process. Certificates of deposit due within one year of December 31, 2006 totaled $20.6 million, or 20.9% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and lines of credit. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2007. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

	Six Months Ended December 31,
	2006	2005
	(In thousands)
Investing activities:
Loan originations	$2,563	$21,899
Loan and participation purchases	181	1,039
Securities purchases	68	49

Financing activities:
Increase in deposits	1,610	5,105
Federal Home Loan Bank advances	2,000	10,000

We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2006, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

The capital from the offering significantly increased our liquidity and capital resources. Over time, this initial level of liquidity will be reduced as net proceeds from the stock offering continue to be used for general corporate purposes, including the funding of lending activities. Our financial condition and results of operations have been enhanced by the capital from the offering, resulting in increased net interest-earning. However, the large increase in equity resulting from the capital raised in the offering had an adverse impact on our return on equity. We may use capital management tools such as cash dividends and share repurchases.

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

For the six months ended December 31, 2006 and the year ended June 30, 2006, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the Company’s repurchases of its common stock during the quarter ended December 31, 2006.

Period	(a) Total Number of Shares Purchased (1)		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2006 to October 31, 2006	—		—	—	132,250

November 1, 2006 to November 30, 2006	9,613	[2]	$9.25	9,000	123,250

December 1, 2006 to December 31, 2006	10,000		9.30	10,000	113,250

Total	19,613		$9.27	19,000

(1)	On April 12, 2006, BV Financial announced the adoption of a stock repurchase program to acquire up to 132,250 shares, or 5.0%, of BV Financial’s outstanding shares of common stock. The program will continue until it is completed or terminated by the Board of Directors.
(2)	Includes 613 shares withheld at $9.20 for taxes on vested shares to two executive officers.

Item 3. Defaults upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on November 8, 2006. The results of the vote on the matters presented at the meeting is as follows:

1.	The following individuals were elected as directors, each for a three-year term:

	Votes for	Votes Withheld
Michael J. Birmingham III	2,227,418	52,271
Daniel J. Gallagher, Jr.	2,227,443	52,246
Edmund J. Kowalewski	2,224,945	54,744
Catherine M. Staszak	2,225,175	54,494

2.	The appointment of Beard Miller Company LLP as auditors for the Company for the fiscal year ending June 30, 2007 was ratified by stockholders by the following vote:

For: 2,260,294	Against: 10,121	Abstain: 9,274

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Charter of BV Financial, Inc. (1)
3.2	Bylaws of BV Financial, Inc. (1)
4.0	Stock Certificate of BV Financial, Inc. (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification

(1)	Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange Commission on the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-119083.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BV FINANCIAL, INC.

Dated: February 12, 2007	By:	/s/ Carolyn M. Mroz
Carolyn M. Mroz
President and Chief Executive Officer (principal executive officer)

Dated: February 12, 2007	By:	/s/ Edmund T. Leonard
Edmund T. Leonard
Chairman of the Board and Chief Financial Officer (principal financial and accounting officer)