Form 10KSB/A
period 2006-06-30
BV Financial, Inc.
filed 2007-02-26
CIK 1302387

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-KSB/A

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

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

EXPLANATORY NOTE

This Form 10-K/A is being filed to reflect a revised calculation of the earnings per share for the year ended June 30, 2005.

i

ITEM 7. FINANCIAL STATEMENTS

Information required by this item is included herein beginning on page F-1.

ITEM 13. EXHIBITS

3.1	Charter of BV Financial, Inc.(1)

3.2	Bylaws of BV Financial, Inc.(1)

4.0	Specimen Stock Certificate of BV Financial, Inc.(1)

10.1	Employment Agreement between Bay-Vanguard Federal Savings Bank and Edmund T. Leonard (2)

10.2	Employment Agreement between BV Financial, Inc. and Edmund T. Leonard (2)

10.3	Employment Agreement between Bay-Vanguard Federal Savings Bank and Carolyn M. Mroz (2)

10.4	Employment Agreement between BV Financial, Inc. and Carolyn M. Mroz (2)

10.5	Employment Agreement between Bay-Vanguard Federal Savings Bank and Daniel J. Gallagher, Jr. (2)

10.6	Form of Bay-Vanguard Federal Savings Bank Employee Stock Ownership Plan and Trust (1)

10.7	Form of ESOP Loan Commitment Letter and ESOP Loan Documents (1)

10.8	Form of Bay-Vanguard Federal Savings Bank Change in Control Severance Compensation Plan (1)

10.9	Bay-Vanguard Federal Savings Bank Employees’ Savings and Profit-Sharing Plan (1)

10.10	Form of Bay-Vanguard Federal Savings Bank Executive Supplemental Retirement Plan (1)

10.11	Form of Bay-Vanguard Federal Savings Bank Supplemental Executive Retirement Plan (1)

10.12	Form of Bay-Vanguard Federal Savings Bank Directors’ Supplemental Retirement Plan (1)

10.13	BV Financial, Inc. 2005 Equity Incentive Plan (3)

21.0	Subsidiaries of the Registrant (4)

23.0	Consent of Beard Miller Company LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification

(1)	Incorporated herein by reference from the Exhibits to Form SB-2, Registration Statement and amendments thereto, initially filed on September 17, 2004, Registration No. 333-119083.
(2)	Incorporated herein by reference from the Exhibits to the Quarterly Report on Form 10-QSB, filed on May 13, 2005.
(3)	Incorporated herein by reference from Appendix C of the Proxy Statement for the 2005 Annual Meeting of Stockholders, filed on October 4, 2005.
(4)	Incorporated herein by reference from the Exhibits to the Annual Report on Form 10-KSB, filed on September 28, 2006.

1

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BV Financial, Inc.

Date: February 23, 2007	By:	/s/ Carolyn M. Mroz
Carolyn M. Mroz
President and Chief Executive Officer

2

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

Beard Miller Company LLP

Baltimore, Maryland

September 6, 2006, except for Note 1, Earnings per share,

as to which the date is February 23, 2007

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

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended June 30,
	2006	2005
	(In Thousands Except Per Share Amounts)
INTEREST INCOME
Loans, including fees	$6,658	$5,120
Investment securities - taxable	347	320
Other	179	223

Total Interest Income	7,184	5,663

INTEREST EXPENSE
Deposits	2,848	2,241
Federal Home Loan Bank Advances	610	—

Total Interest Expense	3,458	2,241

Net Interest Income	3,726	3,422
PROVISION FOR LOAN LOSSES	90	—

Net Interest Income after Provision for Loan Losses	3,636	3,422

NON-INTEREST INCOME
Service fees on deposits	116	112
Service fees on loans	30	16
Income from investment in life insurance	76	81
Other income	65	34

Total Non-Interest Income	287	243

NON-INTEREST EXPENSES
Compensation and related expenses	1,875	1,537
Occupancy	159	149
Data processing	288	291
Advertising	124	77
Professional fees	185	183
Equipment	129	111
Other	459	451

Total Non-Interest Expenses	3,219	2,799

Income before Income Taxes	704	866
PROVISION FOR INCOME TAXES	265	304

Net Income	$439	$562

Basic Earnings Per Share	$0.17	$0.29

Diluted Earnings Per Share	$0.17	$0.29

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

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the appropriate period. For 2005, the 1,190,250 shares issued to the public as part of the reorganization are included in the weighted-average calculation beginning on January 12, 2005, the date such shares were issued. The 1,454,750 shares issued to Bay-Vanguard, M.H.C. as part of the reorganization are included in the weighted-average calculation as if outstanding for the entire fiscal year. Unearned shares under the Bay-Vanguard Federal Savings Bank Employee Stock Ownership Plan (“ESOP”) are not included in outstanding shares. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding as adjusted for the dilutive effect of stock options and unvested stock awards based on the “treasury stock” method. For the year ended June 30, 2006, the Company had 44,577 shares of restricted stock and 111,456 shares of unexercised stock options. For the year ended June 30, 2005, the Company did not have any restricted stock or shares of unexercised stock options. Information related to the calculation of earnings per share for the years ended June 30, 2006 and 2005, is as follows:

	Year Ended June 30, 2006		Year Ended June 30, 2005 As Restated
	Basic	Diluted	Basic	Diluted
	In Thousands, Except Per Share Data
Net income	$439	$439	$562	$562

Weighted average common shares outstanding	2,527	2,527	1,965	1,965

Diluted securities:
Stock options	—	—	—	—

Adjusted weighted average shares	2,527	2,527	1,965	1,965

Per share amount	$0.17	$0.17	$0.29	$0.29

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