Form 10KSB/A
period 2006-06-30
BV Financial, Inc.
filed 2007-03-30
CIK 1302387

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-KSB/A No. 2

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

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

EXPLANATORY NOTE

This Form 10-K/A is being filed to include the earnings per share for the year ended June 30, 2005 in the consolidated statement of income and earnings per share footnote, which was omitted in the original filing.

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

BV Financial, Inc.

Date: March 30, 2007	By:	/s/ Carolyn M. Mroz
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

As discussed in Note 1, Earnings Per Share (Restated) to the financial statements, earnings per share information for the year ended June 30, 2005 was omitted from the consolidated statements of income and footnote disclosure. Accordingly, the consolidated statements of income and earnings per share footnote disclosure was restated to include this information.

Beard Miller Company LLP

Baltimore, Maryland

September 6, 2006, except for Note 1, Earnings per share (Restated),

as to which the date is March 14, 2007

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

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended June 30,
	2006	2005
	(In Thousands Except Per Share Amounts)
INTEREST INCOME
Loans, including fees	$6,658	$5,120
Investment securities - taxable	347	320
Other	179	223

Total Interest Income	7,184	5,663

INTEREST EXPENSE
Deposits	2,848	2,241
Federal Home Loan Bank Advances	610	—

Total Interest Expense	3,458	2,241

Net Interest Income	3,726	3,422
PROVISION FOR LOAN LOSSES	90	—

Net Interest Income after Provision for Loan Losses	3,636	3,422

NON-INTEREST INCOME
Service fees on deposits	116	112
Service fees on loans	30	16
Income from investment in life insurance	76	81
Other income	65	34

Total Non-Interest Income	287	243

NON-INTEREST EXPENSES
Compensation and related expenses	1,875	1,537
Occupancy	159	149
Data processing	288	291
Advertising	124	77
Professional fees	185	183
Equipment	129	111
Other	459	451

Total Non-Interest Expenses	3,219	2,799

Income before Income Taxes	704	866
PROVISION FOR INCOME TAXES	265	304

Net Income	$439	$562

Basic Earnings Per Share	$0.17	$0.29	*

Diluted Earnings Per Share	$0.17	$0.29	*

See notes to consolidated financial statements.

*	Restated. Refer to Note 1, Earnings Per Share (Restated)

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended June 30, 2006 and 2005

	Common Stock	Paid-In Capital	Unearned Employee Stock Ownership Plan Shares	Unearned Shares of Restricted Stock	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
	(Dollars in Thousands)
BALANCE – JULY 1, 2004	$—	$—	$—	$—	$7,937	$(23)	$7,914

Comprehensive income:
Net income	—	—	—	—	562	—	562
Unrealized holding losses (net of tax of $9)	—	—	—	—	—	(14)	(14)

Total Comprehensive Income	—	—	—	—	—	—	548

Shares issued in public offering	26	10,929	—	—	—	—	10,955
Shares purchased by Employee Stock Ownership Plan	—	—	(1,036)	—	—	—	(1,036)
Compensation expense under Employee Stock Ownership Plan	—	(6)	73	—	—	—	67

BALANCE - JUNE 30, 2005	26	10,923	(963)	—	8,499	(37)	18,448

Comprehensive income:
Net income	—	—	—	—	439	—	439
Unrealized holding losses (net of tax of $18)	—	—	—	—	—	(29)	(29)

Total Comprehensive Income	—	—	—	—	—	—	410

Shares purchased for 2005 Equity Incentive Plan – 51,842 shares	—	—	—	(471)	—	—	(471)
Compensation expense under Employee Stock Ownership Plan	—	(8)	69	—	—	—	61
Compensation expense under stock-based compensation plan	—	79	—	53	—	—	132

BALANCE - JUNE 30, 2006	$26	$10,994	$(894)	$(418)	$8,938	$(66)	$18,580

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

Earnings Per Share (Restated)

The information regarding earnings per share that follows as well as Earnings Per Share for the June 30, 2005 Consolidated Statements of Income have been restated to include previously omitted earnings per share information for the year ended June 30, 2005.

The following table is presented to show the impact of the restatement on the year ended June 30, 2005:

Earnings per share, basic and diluted as originally reported	$–	(omitted)
Earnings per share, basic and diluted as restated	$0.29

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