Form 10QSB
period 2007-03-31
BV Financial, Inc.
filed 2007-05-15
CIK 1302387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 15, 2007, there were 2,563,959 shares of the registrant’s common stock outstanding.

BV FINANCIAL, INC.

Form 10-QSB

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BV FINANCIAL, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

(unaudited)

	March 31, 2007	June 30, 2006
	(Dollars in thousands, except per share data)
ASSETS
Cash	$3,368	$1,359
Interest bearing deposits in other banks	1,743	6,363
Federal funds sold	2,047	1,357

Cash and Cash Equivalents	7,158	9,079

Securities available for sale	3,303	4,228
Securities held to maturity	3,167	3,233
Loans receivable, net of allowance for loan losses March 31, 2007 -$402; June 30, 2006 - $410	113,861	113,026
Premises and equipment, net	2,434	2,485
Federal Home Loan Bank of Atlanta stock, at cost	848	939
Investment in life insurance	1,955	1,889
Accrued interest receivable	505	494
Other assets	701	610

Total Assets	$133,932	$135,983

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Non-interest bearing deposits	$3,768	$3,887
Interest bearing deposits	96,359	93,208

Total deposits	100,127	97,095
Federal Home Loan Bank advances	13,500	14,500
Official checks	223	3,922
Advance payments by borrowers for taxes and insurance	844	1,145
Other liabilities	880	741

Total Liabilities	$115,574	$117,403

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 9,000,000 shares authorized; 2,645,000 shares issued; 2,563,959 and 2,593,158 shares outstanding as of March 31, 2007 and June 30, 2006, respectively	26	26
Paid-in capital	11,067	10,994
Unearned employee stock ownership plan shares	(842)	(894)
Treasury stock, at cost; 81,041 shares and 51,842 shares as of March 31, 2007 and June 30, 2006, respectively	(709)	(418)
Retained earnings	8,856	8,938
Accumulated other comprehensive loss	(40)	(66)

Total Stockholders’ Equity	18,358	18,580

Total Liabilities and Stockholders’ Equity	$133,932	$135,983

See notes to Unaudited Consolidated Financial Statements.

BV FINANCIAL, INC. AND SUBSIDIARY

Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
	(Dollars in thousands, except per share data)
INTEREST INCOME
Loans, including fees	$1,766	$1,671	$5,287	$4,963
Investment securities	89	87	276	258
Other	56	47	154	124

Total Interest Income	1,911	1,805	5,717	5,345

INTEREST EXPENSE
Deposits	924	731	2,737	2,026
Borrowed funds	151	162	492	448

Total Interest Expense	1,075	893	3,229	2,474

Net Interest Income	836	912	2,488	2,871
PROVISION FOR LOAN LOSSES	—	20	5	90

Net Interest Income after Provision for Loan Losses	836	892	2,483	2,781

NON-INTEREST INCOME
Service fees on deposits	31	29	88	86
Service fees on loans	7	25	21	39
Income from investment in life insurance	17	19	66	57
Other income	13	10	36	55

Total Non-Interest Income	68	83	211	237

NON-INTEREST EXPENSES
Compensation and related expenses	507	488	1,535	1,320
Occupancy	43	43	130	122
Data processing	69	79	217	217
Repossessed assets expense	7	—	23	—
Telephone and postage	15	15	47	48
Advertising	26	39	76	89
Professional fees	49	44	181	132
Equipment	36	32	105	96
Other	111	99	314	311

Total Non-Interest Expenses	863	839	2,628	2,335

Income before Income Taxes	41	136	66	683
PROVISION FOR INCOME TAXES	19	54	29	264

Net Income	$22	$82	$37	$419

BASIC AND DILUTED EARNINGS PER SHARE	$0.01	$0.03	$0.01	$0.17
DIVIDENDS DECLARED PER SHARE	$0.05	—	$0.10	—

See Notes to Unaudited Consolidated Financial Statements.

BV FINANCIAL, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(Unaudited)

	For Three Months Ended March 31,		For Nine Months Ended March 31,
	2007	2006	2007	2006
	(In thousands)
Net income	$22	$82	$37	$419
Unrealized net holding gains/(losses) on available-for- sale securities, net of taxes (benefit) of $2, $(1), $19 and $(13)	3	(2)	26	(20)

Comprehensive income	$25	$80	$63	$399

See Notes to Unaudited Consolidated Financial Statements.

BV FINANCIAL, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended March 31,
	2007	2006
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$37	$419
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of discounts and premiums	5	7
Provision for loan losses	5	90
Amortization of deferred loan fees	55	96
Provision for depreciation	112	95
Increase in cash surrender value of life insurance	(66)	(57)
Stock-based compensation expense	186	91
Increase in other assets	(125)	(27)
Increase (decrease) in other liabilities	139	(168)

Net Cash Provided by Operating Activities	348	546

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(103)	(76)
Proceeds from maturity of securities available for sale	1,000	—
Principal collected on mortgage backed securities	131	232
Net increase in loans	(504)	(12,914)
Purchase of loans	(384)	(1,219)
Purchase of premises and equipment	(61)	(39)
Net Sale (purchase) of Federal Home Loan Bank stock	91	(442)

Net Cash Provided by (Used In) Investing Activities	170	(14,458)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in official checks	(3,699)	(451)
Net increase in deposits	3,032	3,021
Decrease in advance payments by borrowers for taxes and insurance	(301)	(222)
Federal Home Loan Bank advances	2,000	14,000
Repayment of advances from Federal Home Loan Bank	(3,000)	(4,500)
Purchase of shares of restricted stock	—	(437)
Cash dividends paid	(119)	—
Treasury stock purchased	(352)	—

Net Cash (Used In) Provided by Financing Activities	(2,439)	11,411

Net Decrease in Cash and Cash Equivalents	(1,921)	(2,501)
CASH AND CASH EQUIVALENTS – BEGINNING	9,079	8,336

CASH AND CASH EQUIVALENTS – ENDING	$7,158	$5,835

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$3,226	$2,474

Income taxes paid	$130	$421

Net loans transferred to foreclosed real estate/repossessed assets	$7	$25

See Notes to Unaudited Consolidated Financial Statements.

BV FINANCIAL, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2007

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America. However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the entire year. These unaudited consolidated financial statements should be read in conjunction with BV Financial Inc.’s (the “Company” or “BV Financial”) Annual Report on Form 10-KSB for the year ended June 30, 2006.

Principles of Consolidation

The consolidated financial statements at March 31, 2007 and June 30, 2006 and for the three and nine months ended March 31, 2007 include the accounts of the Company, Bay-Vanguard Federal Savings Bank (the “Bank”) and its wholly-owned subsidiary, Housing Recovery Corporation. All intercompany balances and transactions have been eliminated in consolidation.

(2) Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the appropriate period. Unearned shares under the Bay-Vanguard Federal Savings Bank Employee Stock Ownership Plan (“ESOP”) are not included in outstanding shares. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding as adjusted for the dilutive effect of stock options and unvested stock awards based on the “treasury stock” method. Information related to the calculation of earnings per share is summarized for the three and nine months ended March 31, 2007 and 2006 as follows:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2007		2006		2007		2006
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
	In Thousands				In Thousands
Net income	$22	$22	$82	$82	$37	$37	$419	$419

Weighted average common shares outstanding	2,487	2,487	2,535	2,535	2,499	2,499	2,505	2,505

Diluted securities:
Restricted stock	—	—	—	—	—	1	—	—
Stock options	—	—	—	—	—	—	—	—

Adjusted weighted average shares	2,487	2,487	2,535	2,535	2,499	2,500	2,505	2,505

(3) Equity Incentive Plan

On November 8, 2005, stockholders approved the Plan that enabled the Company to grant stock options and restricted stock awards to employees and directors. The Company had elected to implement early the requirements of SFAS No. 123R, Share-Based Payment. On November 14, 2005, the Company granted stock options covering 111,456 shares of common stock to certain employees and directors of the Company. The options were granted at the then fair market value of the stock of $8.94, vest over five years and expire ten years from the date of grant. The Company estimated the grant date fair value of each option awarded in fiscal 2006 using the Black-Scholes Option-Pricing model with the following assumptions: dividend yield 0%, risk-free interest rate of 4.30%, and expected lives of 6.5 years. The assumption for the expected volatility was 15.977%. The estimated fair value of each option granted was computed to be $2.64.

The Compensation cost charged against income for the BV Financial, Inc. 2005 Equity Compensation Plan (the “Plan”) was $39,000 and $140,000 for the three and nine months ended March 31, 2007, respectively, and $55,000 and $77,000 for the three and nine months ended March 31, 2006, respectively. The total income tax benefit recognized was $10,000 and $33,000 for the three and nine months ended March 31, 2007, respectively, and $14,000 and $19,000 for the three and nine months ended March 31, 2006, respectively.

At March 31, 2007, there was $357,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted average period of 3.5 years.

During the three and nine months ended March 31, 2007, there were no grants of stock options or restricted stock under the Plan. No stock options were exercised during the three and nine months ended March 31, 2007. At March 31, 2007, there were 22,286 stock options and 8,914 restricted stock shares that had vested under the Company’s Plan. At March 31, 2007, the Company’s outstanding options have no intrinsic value.

(4) Subsequent Events

On April 12, 2007, BV Financial announced that Bay-Vanguard Federal entered into a definitive agreement with Greater Atlantic Bank, Reston, Virginia, to purchase Greater Atlantic Bank’s branch office located in Pasadena, Maryland. Assets and liabilities of significance to be acquired in the transaction are limited to customer deposits. At March 31, 2007, the deposits at the Pasadena branch office, which will be assumed at an 8.5% premium, totaled approximately $50.9 million. The purchase is expected to be completed during the third quarter of 2007, subject to regulatory approval.

(5) Recent Accounting Pronouncements

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

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The company is in the process of evaluating FASB Statement No. 157.

In September 2006, the FASB’s Emerging Issues Task Force (EITF) issued EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee’s benefit during his or her retirement, then the liability recognized during the employee’s active service period should be based on the future cost of insurance to be incurred during the employee’s retirement. Alternatively, if the policy holder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106 or Accounting Principals Board (APB) Opinion No. 12, as appropriate. For transition, an entity can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption. The disclosures are required in fiscal years beginning after December 15, 2007, with early adoption permitted. The Company is evaluating the impact that the adoption of EITF 06-4 will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for our Company July 1, 2008, unless early adoption is elected as of July 1, 2007. The Company is evaluating the impact that the adoption of SFAS No. 159 will have on our consolidated financial statements.

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

Recent Developments

On April 12, 2007, BV Financial announced that Bay-Vanguard Federal entered into a definitive agreement with Greater Atlantic Bank, Reston, Virginia, to purchase Greater Atlantic Bank’s branch office located in Pasadena, Maryland. Under the agreement, Bay-Vanguard Federal will pay an 8.5% premium on the balance of deposits assumed at closing. At March 31, 2007, the deposits at the Pasadena branch office on which the deposit premium would apply totaled approximately $50.9 million. Bay-Vanguard will also purchase the branch office’s fixed assets but will not acquire any loans as part of the transaction. The purchase is expected to be completed during the third quarter of 2007, subject to regulatory approval.

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

Comparison of Financial Condition at March 31, 2007 and June 30, 2006

Total assets decreased $2.1 million, or 1.5%, to $133.9 million at March 31, 2007 from $136.0 million at June 30, 2006 primarily due to a decrease in interest-bearing deposits, which were used to pay back Federal Home Loan Bank borrowings.

Loans receivable increased $835,000, or 0.7%, to $113.9 million at March 31, 2007, primarily due to $5.4 million in originations of residential real estate loans, $760,000 of residential construction loans, $1.6 million in non-residential and commercial loans, and $2.1 million of other loans, offset by repayments. The increased originations were due to a strong local real estate market and competitive pricing.

Securities decreased $991,000, or 13.3%, from $7.5 million at June 30, 2006 to $6.5 million at March 31, 2007, due to the maturation of a $1.0 million Federal Home Loan Bank note, the proceeds of which were used to fund loan growth.

Cash and cash equivalents decreased $1.9 million, or 21.2%, from $9.1 million at June 30, 2006 to $7.2 million at March 31, 2007, as those funds were used to pay down Federal Home Loan Bank borrowings and fund loan growth.

Deposits increased $3.0 million, or 3.1%, to $100.1 million at March 31, 2007, primarily due to an increase in certificates of deposit of $6.8 million, offset by a decrease of $1.6 million in checking accounts and a decrease of $2.0 million in savings accounts. The increase in deposits was primarily due to aggressive marketing of higher rate certificates of deposit. Federal Home Loan Bank advances decreased $1.0 million, or 6.9%, to $13.5 million at March 31, 2007. The repayment of Federal Home Loan Bank advances was also funded by deposit growth.

Total equity decreased $222,000, or 1.2%, to $18.4 million at March 31, 2007 primarily due to the payment of a dividend to stockholders and the purchase of treasury shares, offset by an increase to paid in capital and a reduction of the offsets to capital for the allocation of ESOP shares and the vesting of shares of restricted stock.

Results of Operations for the Three Months Ended March 31, 2007 and 2006

General. Net income decreased $60,000, or 73.2%, to $22,000 for the three months ended March 31, 2007 compared to the same period in the prior year due primarily to a $76,000 decrease in net interest income and a $24,000 increase in non-interest expenses, offset by a $20,000 decrease in the provision for loan losses and a $35,000 decrease in the provision for income taxes.

Net Interest Income. The following table summarizes interest income and expense for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31,
	2007	2006	% change
	(Dollars in thousands)
Interest Income:
Loans, including fees	$1,766	$1,671	5.7%
Investment securities	89	87	2.3
Other	56	47	19.1

Total interest income	1,911	1,805	5.9
Interest Expense:
Deposits	924	731	26.4
Federal Home Loan Bank advances	151	162	(6.8)

Total interest expense	1,075	893	20.4

Net interest income	$836	$912	(8.3)

The following table summarizes average balances and average yield and costs for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31,
	2007		2006
	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost
	(Dollars in thousands)
Loans	$113,444	6.23%	$110,597	6.04%
Investment securities	6,997	5.09	7,534	4.62
Interest-bearing deposits	3,428	4.08	3,869	3.31
Federal funds sold	1,614	5.20	1,229	4.56
Deposits	99,326	3.72	91,936	3.18
Federal Home Loan Bank advances	13,673	4.42	14,672	4.42

Net interest income for the three months ended March 31, 2007 decreased $76,000, or 8.3%, compared to the same period last year, as a result of a decrease in the interest rate spread to 2.29% from 2.50% offset by an increase in average interest-earning balances. Total interest income increased as a result of the growth in average interest-earning assets to $125.5 million from $123.2 million, and by an increase in the average yield to 6.09% from 5.86% due to the higher market interest rate environment. Total interest expense increased as a result of a higher average balance of deposits and an increase in the average interest rate paid on deposits, which increased to 3.72% from 3.18%, due to the higher market interest rate environment and increase in higher costing certificates of deposit, offset by a decrease in the average balance of Federal Home Loan Bank borrowings to $13.7 million, compared to average borrowings of $14.7 million in 2006.

Provision for Loan Losses. The following table summarizes the activity in the allowance for loan losses for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Allowance at beginning of period	$402	$406
Provision for loan losses	—	20
Charge-offs	—	—
Recoveries	—	—

Net charge-offs	—	—

Allowance at end of period	$402	$426

The provision for loan losses decreased from $20,000 for the three months ended March 31, 2006 to zero for the three months ended March 31, 2007. The decrease in the provision for loan losses reflects the absence of charge-offs and continued low non-performing assets.

The following table provides information with respect to our nonperforming assets at the dates indicated. The Company did not have any accruing loans past due 90 days or more or foreclosed real estate at the dates presented.

	At March 31, 2007	At June 30, 2006	% change
	(Dollars in thousands)
Nonaccruing loans:
One- to four-family	$197	$165	19.4%
Mobile home	—	—	—

Total	197	165	19.4
Accruing loans past due 90 days or more	—	—	—
Foreclosed real estate	—	—	—
Other repossessed assets	57	51	11.8

Total non-performing assets	$254	$216	17.6

Total non-performing loans to total loans	0.17%	0.15%
Total non-performing loans to total assets	0.15	0.12
Total non-performing assets to total assets	0.19	0.16

Noninterest Income. The following table summarizes noninterest income for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31,		% change
	2007	2006
	(Dollars in thousands)
Service fees on deposits	$31	$29	6.9%
Service fees on loans	7	25	(72.0)
Income from investment in life insurance policy	17	19	(10.5)
Other income	13	10	30.0

Total	$68	$83	(18.1)

The decrease in non-interest income was due to a decrease in the origination of participations sold and a decrease in late fees due to a lower level of past due loans.

Noninterest Expenses. The following table summarizes noninterest expenses for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31,		% change
	2007	2006
	(Dollars in thousands)
Compensation and related expenses	$507	$488	3.9%
Occupancy	43	43	—
Data processing	69	79	(12.7)
Foreclosed assets expense	7	—	—
Telephone and postage	15	15	—
Advertising	26	39	(33.3)
Professional fees	49	44	11.4
Equipment	36	32	12.5
Other	111	99	12.1

Total	$863	$839	2.9

Efficiency ratio (1)	95.46%	84.32%

(1)	Computed as noninterest expenses divided by the sum of net interest income and other income.

Total non-interest expenses increased $24,000, or 2.9%, primarily as a result of increases in compensation and other miscellaneous expenses. Compensation expense increased due to the addition of two additional executive officers and increased stock-based compensation expense. Other expenses increased $12,000, or 12.1%, as a result of start-up expenses for the introduction of new debit cards, increased information technology maintenance expenses and increased insurance bonds. Advertising decreased as the Company was able to attract new loans through aggressive pricing in lieu of additional advertising. Data processing costs decreased due to a refund received in the 2007 period for certain charges in a previous quarter.

Income Taxes. Provision for income taxes decreased $35,000, or 64.8%, from $54,000 for the three months ended March 31, 2006 to $19,000 for the three months ended March 31, 2007. The effective tax rate was 39.7% for the three months ended March 31, 2006 compared to 46.3% for the three months ended March 31, 2007. The increase in the effective tax rate was due to an increase in non-deductible stock based compensation expense representing a larger percentage of taxable income.

Results of Operations for the Nine Months Ended March 31, 2007 and 2006

General. Net income decreased $382,000, or 91.2%, to $37,000 for the nine months ended March 31, 2007 compared to the same period in the prior year due primarily to increases in interest expense and non-interest expenses.

Net Interest Income. The following table summarizes changes in interest income and expense for the nine months ended March 31, 2007 and 2006.

	Nine Months Ended March 31,		% change
	2007	2006
	(Dollars in thousands)
Interest Income:
Loans, including fees	$5,287	$4,963	6.5%
Investment securities	276	258	7.0
Other	154	124	24.2

Total interest income	5,717	5,345	7.0
Interest Expense:
Deposits	2,737	2,026	35.1
Federal Home Loan Bank advances	492	448	9.8

Total interest expense	3,229	2,474	30.5

Net interest income	$2,488	$2,871	(13.3)

The following table summarizes average balances and average yield and costs for the nine months ended March 31, 2007 and 2006.

	Nine Months Ended March 31,
	2007		2006
	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost
	(Dollars in thousands)
Loans	$113,441	6.21%	$107,420	6.16%
Investment securities	7,319	5.03	7,585	4.58
Interest-earning deposits	3,409	4.15	3,880	2.96
Federal funds	1,152	5.56	1,140	4.09
Deposits	97,638	3.74	89,539	3.02
Federal Home Loan Bank advances	14,594	4.49	13,498	4.43

Net interest income for the nine months ended March 31, 2007 decreased $383,000, or 13.3%, compared to the same period last year, as a result of a decrease in the interest rate spread to 2.24% from 2.74%, offset by a larger average balance of interest-earning assets. Total interest income increased as a result of the growth in average interest-earning assets to $125.3 million from $120.0 million and an increase in the average yield to 6.08% from 5.94% due to the higher market interest rate environment. Total interest expense increased as a result of an increase in the average balance of Federal Home Loan Bank borrowings to $14.6 million, compared to average borrowings of $13.5 million in 2006. Interest expense on deposits increased due to an increase in the average balance of $8.1 million, or 9.1% and the average interest rate paid on deposits, which increased to 3.74% from 3.02%, due to the higher market interest rate environment.

Provision for Loan Losses. The following table summarizes the activity in the allowance for loan losses for the nine months ended March 31, 2007 and 2006.

	Nine Months Ended March 31,
	2007	2006
	(In thousands)
Allowance at beginning of period	$410	$349
Provision for loan losses	5	90
Charge-offs	(13)	(25)
Recoveries	—	12

Net charge-offs	(13)	(13)

Allowance at end of period	$402	$426

The provision for loan losses decreased $85,000 to $5,000 for the nine months ended March 31, 2007. The decrease in the provision for loan losses reflects the continued low level of charge-offs and non-performing assets. The charge-off of $13,000 in fiscal 2007 was due to the repossession of one mobile home and the write down to fair value.

Noninterest Income. The following table summarizes noninterest income for the nine months ended March 31, 2007 and 2006.

	Nine Months Ended March 31,		% change
	2007	2006
	(Dollars in thousands)
Service fees on deposits	$88	$86	2.3%
Service fees on loans	21	39	(46.2)
Income from investment in life insurance	66	57	15.8
Other income	36	55	(34.5)

	$211	$237	(11.0)

The decrease in noninterest income was due to a decrease in the origination of participations sold and a decrease in late fees due to a lower level of past due loans.

Noninterest Expenses. The following table summarizes noninterest expenses for the nine months ended March 31, 2007 and 2006.

	Nine Months Ended March 31,		% change
	2007	2006
	(Dollars in thousands)
Compensation and related expenses	$1,535	$1,320	16.3%
Occupancy	130	122	6.6
Data processing	217	217	—
Repossessed assets expense	23	—	100
Telephone and postage	47	48	(2.1)
Advertising	76	89	(14.6)
Professional fees	181	132	37.1
Equipment expense	105	96	9.4
Other	314	311	1.0

Total	$2,628	$2,335	12.5

Efficiency ratio (1)	97.37%	75.13%

(1)	Computed as noninterest expenses divided by the sum of net interest income and other income.

Total non-interest expenses increased $293,000, or 12.5%, primarily as a result of increases in compensation and related expenses, repossessed assets expense and professional fees. Compensation expense increased due to the addition of two additional executive officers and additional stock based compensation expense. Repossessed assets expense increased due to repairs made to repossessed assets to prepare them for sale. Professional fees increased due to higher legal and accounting costs incurred during the year.

Income Taxes. Provision for income taxes decreased $235,000, or 89.0%, from $264,000 for the nine months ended March 31, 2006 to $29,000 for the nine months ended March 31, 2007. The effective tax rate was 43.9% for the nine months ended March 31, 2007 compared to 38.7% for the nine months ended March 31, 2006. The increase in the effective tax rate was due to an increase in non-deductible stock based compensation expense.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2007, cash and cash equivalents totaled $7.1 million, including interest-bearing deposits of $1.7 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $3.3 million at March 31, 2007. In addition, at March 31, 2007, we had the ability to borrow a total of approximately $40.2 million from the Federal Home Loan Bank of Atlanta. On that date, we had advances outstanding of $26.7 million.

At March 31, 2007, we had $1.6 million in loan commitments outstanding, which included $320,000 in commitments to purchase and originate mobile home loans. In addition to commitments to originate loans, we had $1.0 million in unused lines of credit and $5.4 million of construction loans in process. Certificates of deposit due within one year of March 31, 2007 totaled $22.2 million, or 22.2% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and lines of credit. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2007. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

	Nine Months Ended March 31,
	2007	2006
	(In thousands)
Investing activities:
Loan originations	$10,941	$30,469
Loan and participation purchases	384	1,219
Securities purchases	103	76
Financing activities:
Increase in deposits	3,032	3,021
Increase (decrease) in Federal Home Loan Bank advances	(1,000)	9,500

We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2007, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

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

For the nine months ended March 31, 2007 and the year ended June 30, 2006, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. However, the initial draft of the financial statements are currently prepared by the chief financial officer. The absence of a second level of review of the financial statements disclosures may result in revisions to the draft financial statement disclosures (which are reflected in, and do not affect the final interim financial statement disclosures) as a result of the review by the auditors. There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13(a)-15(e) that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the Company’s repurchases of its common stock during the quarter ended March 31, 2007.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2007 to January 31, 2007	—	—	—	113,250
February 1, 2007 to February 28, 2007	18,500	$9.10	18,500	94,750
March 1, 2006 to March 31, 2007	—	—	—	94,750

Total	18,500	$9.10	18,500

(1)	On April 12, 2006, BV Financial announced the adoption of a stock repurchase program to acquire up to 132,250 shares, or 5.0%, of BV Financial’s outstanding shares of common stock. The program will continue until it is completed or terminated by the Board of Directors.

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

BV FINANCIAL, INC.

Dated: May 15, 2007	By:	/s/ Carolyn M. Mroz
Carolyn M. Mroz
President and Chief Executive Officer
(principal executive officer)

Dated: May 15, 2007	By:	/s/ Edmund T. Leonard
Edmund T. Leonard
Chairman of the Board
and Chief Financial Officer
(principal financial and accounting officer)