Form 10KSB
period 2007-06-30
BV Financial, Inc.
filed 2007-09-26
CIK 1302387

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

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

The issuer’s revenues for its most recent fiscal year were $7,926,000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates at September 14, 2007 was $7.7 million, based upon the closing price of $8.50 as quoted on the OTC Electronic Bulletin Board for September 14, 2007. Solely for purposes of this calculation, the shares held by Bay-Vanguard, M.H.C. and the directors and executive officers of the issuer are deemed to be held by affiliates.

As of September 14, 2007, the issuer had 2,469,209 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

IN DEX

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

We operate as a community-oriented financial institution offering traditional financial services to consumers and businesses in our market area. We attract deposits from the general public and use those funds to originate one- to four-family real estate, mobile home, construction, multi-family, commercial real estate, and consumer loans, which we hold for investment.

Our website address is www.bayvanguard.com. Information on our website should not be considered a part of this annual report.

Recent Developments

On August 24, 2007, we acquired a branch office located at 8070 Ritchie Highway in Pasadena, Maryland from Greater Atlantic Bank. We paid a premium of $3.9 million on the balance of the deposits assumed at closing. At the time of closing, the branch office had $51.5 million in deposits.

Market Area

We are headquartered in Baltimore County, Maryland. In addition to our main office, we operate two branch offices in Baltimore City and one branch office in Anne Arundel County, which we opened in February 2004. We consider Baltimore City, Baltimore County and Anne Arundel County to be our primary market area. The economy of our market area reflects a diverse cross-section of employment sectors. According to published statistics in 2000, the economies of Baltimore City and Baltimore County are primarily geared toward the service, trade, government, financial services and manufacturing sectors. The economy of Anne Arundel County is also geared toward those sectors. However, because of the Fort Meade Installation and the state government in Annapolis, Anne Arundel County has a stronger concentration of government employees. Additionally, Baltimore and Anne Arundel Counties reported a higher level of construction employment than Baltimore City, reflecting the level of growth in those counties. According to the United States Census Bureau, the population of Baltimore City, Baltimore County and Anne Arundel County in 2006 was estimated to be approximately 631,000, 787,000 and 509,000, respectively. The economy of our market area is strongest in suburban Anne Arundel County, which has experienced higher growth rates in population and households while maintaining low unemployment rates. Baltimore City, on the other hand, has seen its population and households decrease, which is reflective of the urban shift to suburban markets for job opportunities. Baltimore City also has a higher concentration of blue collar workers, lower per capita income levels and a higher level of unemployment than the state or national averages.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the several financial institutions operating in our market area and, to a lesser extent, from other financial service companies such as brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2006, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held approximately 0.23% of the deposits in the Baltimore-Towson, Maryland Metropolitan Statistical Area, which was the 47th largest market share out of the 90 financial institutions with offices in this metropolitan statistical area. In addition, banks owned by large bank holding companies such as Bank of America Corporation, Wachovia Corporation, SunTrust Banks, Inc. and M&T Bank Corporation also operate in our market area. These institutions are much larger than us and, therefore, have significantly greater resources that allow them to offer a wider variety of products and services.

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

Lending Activities

General. Our loan portfolio consists primarily of one- to four-family residential real estate loans. To a much lesser extent, our loan portfolio includes mobile home loans, construction loans, multi-family, commercial real estate loans, and consumer loans. Bay-Vanguard Federal historically originated and currently originates loans only for investment purposes. At June 30, 2007, Bay-Vanguard Federal had no loans that were held for sale.

One- to Four-Family Residential Real Estate Loans. Our primary lending activity is the origination of mortgage loans to enable borrowers to purchase or refinance existing homes in our market area. We only offer fixed- and adjustable- rate mortgage loans and primarily with terms of 15, 20 or 30 years. We offer adjustable-rate mortgage loans with interest rates and payments that adjust annually or every three years. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate equal to a percentage above the one year U.S. Treasury index. The maximum amount by which the interest rate may be increased or decreased is generally 2% per adjustment period and the lifetime interest rate cap is generally 6.0% over the initial interest rate of the loan. The loan fees charged, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions.

Borrower demand for adjustable-rate loans compared to fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans as compared to the interest rates and loan fees for adjustable-rate loans. The relative amount of fixed- and adjustable-rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment. The loan fees, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions.

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

We also originate home equity loans and lines of credit. Home equity lines of credit have adjustable rates of interest that are indexed to the prime rate as reported in The Wall Street Journal. Home equity loans are fixed-rate loans. We will generally offer home equity loans and lines of credit with a maximum loan-to-value ratio of 80% of the appraised value of the property, less the then outstanding balance on the first mortgage. However, we will offer a home equity loan which, combined with a first mortgage loan originated by us, has a loan-to-value ratio of 90% in connection with the combination financing described above. A home equity line of credit may be drawn down by the borrower for an initial period of ten years from the date of the loan agreement. After the initial draw period, the line of credit is reviewed and may, at our sole discretion, be renewed for another ten-year period. If the line is not renewed, the amount outstanding must be repaid over the remaining fifteen-year term.

Mobile Home Loans. We originate mobile home loans directly and purchase mobile home loans from Forward National, the successor of Forward Financial Company, and Mainland Financial, which specialize in mobile home lending. At June 30, 2007, 14.38% of our mobile home portfolio was originated by us directly. 84.45% and 1.17% was purchased from Forward National and Mainland Financial, respectively. Our mobile home loans, which are made primarily to borrowers in Maryland and Pennsylvania, have terms of up to 25 years and fixed interest rates. We generally will finance up to a maximum of 90% of the value of the mobile home. We require that the borrower obtain hazard insurance. At June 30, 2007, we had 339 mobile homes loans, the average size of which was approximately $32,392.

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

While we service the mobile home loans we purchase from Forward National, subject to our direction, Forward National handles all delinquencies and collections on the loans at its expense. Forward National is advanced funds equal to the amount by which the interest rate on a loan we ultimately purchase exceeds the interest rate we prescribed to Forward National. Forward National is then required to place half of that amount in a deposit account with us. This amount is recorded as a deposit on our financial statements. Additionally, the entire amount we compensate Forward National is recorded as prepaid dealer interest, which is included in the loan balance and amortized in the same manner as deferred loan origination fees. If a loan amortizes fully and the borrower pays as agreed, Forward National receives all of the funds related to that loan in the deposit account. However, if the mobile home is repossessed or prepaid, the amount of interest on such loan that otherwise would have been paid by the borrower and that has been previously advanced to Forward National by us is returned to us by Forward National. The deposit account is used to fund (1) any costs of collections incurred on the loans we purchased from Forward National and (2) losses related to repossessions of these mobile home units. Any debits to this account are recorded as a deposit withdrawal on our financial statements. Forward National has no right to make withdrawals from the deposit account. Thus, we may accrue excess balances and apply them against any future charges we incur related to Forward National collections and repossessions.

In February 2007, we began purchasing mobile home loans from Mainland Financial under the same terms and conditions as our agreement with Forward National with the exception of how delinquencies are handled. Delinquencies and collections are handled by us at our expense with the assistance of Mainland Financial. However, the deposit account is used to fund losses related to repossessions of these mobile home units.

The following table presents the activity and dollar amounts available to fund losses related to repossessions in the Forward National and Mainland Financial deposit account during the periods indicated.

	Forward National		Mainland Financial
	Year Ended June 30,
	2007	2006	2007
		(In thousands)
Deposit account balance, beginning of period	$510	$625	$—
Losses on repossessions and fees and expenses on collections absorbed by Forward National	(24)	(55)	—
Deposits due to new loans	91	235	17
Withdrawals due to early payoffs	(170)	(295)	—

Deposit account balance, end of period	$407	$510	$17

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

At June 30, 2007, the largest residential construction loan commitment was for $1.2 million, $1.1 million of which was outstanding. At June 30, 2007, the largest commercial construction loan commitment was for $2.0 million, $1.5 million of which was outstanding. These loans were performing according to their terms at June 30, 2007. Before making a commitment to fund a construction loan, we require an appraisal of the property by a board-approved independent licensed appraiser. We also require an inspection of the property before disbursement of the funds during the term of the construction.

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

We originate multi-family and commercial real estate loans for terms up to 25 years. Interest rates and payments on our adjustable-rate loans adjust every three, five or seven years after an initial three-, five- or seven-year period to a rate typically equal to 3-3.5% above the three-, five- or seven-year constant maturity Treasury index. There are no adjustment period or lifetime interest rate caps. Loan amounts generally do not exceed 75% of the appraised value. We require all properties securing multi-family and commercial real estate loans to be appraised by a board-approved independent licensed appraiser. Multi-family and commercial real estate loans also are generally supported by personal guarantees. At June 30, 2007, the largest multi-family and commercial real estate loan was a $2.0 million loan. This loan is secured by a restaurant located in Baltimore, Maryland and was performing according to its terms at June 30, 2007.

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

Loan Underwriting Risks. While we anticipate that adjustable-rate loans will better offset the adverse effects of an increase in interest rates as compared to fixed-rate mortgages, the increased mortgage payments required of adjustable-rate loan borrowers in a rising interest rate environment could cause an increase in delinquencies and defaults. The marketability of the underlying property also may be adversely affected in a high interest rate environment. In addition, although adjustable-rate mortgage loans help make our loan portfolio more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits.

Mobile home lending generally entails greater risk than traditional residential mortgage lending. Loans secured by mobile homes involve more credit risk than mortgage loans because of the type and nature of the collateral, which depreciates over time, and because mobile home borrowers, on average, tend to have lower incomes than our residential mortgage borrowers. In many cases, any repossessed collateral for a defaulted mobile home loan will not provide an adequate source of repayment of the outstanding loan balance because of depreciation or improper repair and maintenance of the underlying security. Our arrangement with Forward National and Mainland Financial substantially mitigates the risks normally associated with mobile home lending. However, if Forward National or Mainland Financial ceases doing business or terminates their arrangement with us, we would likely need to hire additional staff to service our mobile home loan portfolio.

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

Loan Originations, Purchases and Sales. Loan originations come from a number of sources. The primary sources of loan originations include existing customers, our in-house loan originators, advertising, referrals from customers and personal contacts by our staff. We currently utilize local mortgage brokers to assist with loan originations. We generally retain all of the loans that we originate for our portfolio; however, we will sell participation interests to local financial institutions, primarily on the portion of loans that exceed our borrowing limits. We did not sell participation interests in fiscal 2007. We sold $1.2 million of these loans in fiscal 2006.

Since April 2000, we have purchased mobile home loans from Forward National. Since February 2007, we have purchased mobile homes from Mainland Financial. We underwrite these loans. Forward National and Mainland Financial then close the loans and immediately assigns them to us. We purchased $884,000 and $1.4 million of mobile home loans from Forward National in fiscal 2007 and fiscal 2006, respectively. We purchased $128,000 of mobile home loans from Mainland Financial in fiscal 2007.

From time to time, we purchase participation interests, primarily in multi-family and commercial real estate loans. At June 30, 2007 and 2006, we had approximately $6.0 million and $4.9 million of purchased participation loans, respectively. We perform our own underwriting analysis on each of our participation interests before purchasing such loans and therefore believe there is no greater risk of default on these obligations. However, in a purchased participation loan, we do not service the loan and thus are subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings. We are permitted to review all of the documentation relating to any loan in which we participate, including any annual financial statements provided by a borrower. Additionally, we receive periodic updates on the loan from the lead lender.

Loan Approval Procedures and Authority. In our lending activities, we follow written, non-discriminatory, underwriting standards and loan origination procedures established by our board of directors and management. Loans up to $500,000 require the approval of two of five members of an employee loan committee, consisting of the President and Chief Executive Officer, the Chairman and Chief Financial Officer and three Senior Vice Presidents. Loans up to $750,000 require the approval of three of the members of the employee loan committee. All extensions of credit that exceed $750,000 in the aggregate require the approval of either the Executive Committee of the board of directors or the full board of directors.

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited by regulation to generally 15% of our unimpaired capital and surplus. At June 30, 2007, our regulatory limit on loans to one borrower was $2.1 million. At that date, our largest lending relationship was a $2.0 million loan on a restaurant located in Baltimore, Maryland. That loan was performing according to its original terms at June 30, 2007.

Loan Commitments. We issue commitments for fixed-rate and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers and generally expire in 60 days.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and municipal governments, deposits at the Federal Home Loan Bank of Atlanta and certificates of deposit of federally insured institutions. Within certain regulatory limits, we also may invest a portion of our assets in mutual funds. We also are required to maintain an investment in Federal Home Loan Bank of Atlanta stock. While we have the authority under applicable law to invest in derivative securities, our investment policy does not permit this investment. We had no investments in derivative securities at June 30, 2007.

At June 30, 2007, our investment portfolio totaled $6.0 million and consisted primarily of U.S. Treasury obligations and federal agency securities, mortgage-backed securities issued primarily by Fannie Mae, Freddie Mac and Ginnie Mae, and a mutual fund that invests in adjustable-rate mortgages.

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

Deposit Accounts. Substantially all of our depositors are residents of the State of Maryland. Deposits are attracted from within our market area through the offering of a broad selection of deposit instruments, including checking accounts, NOW and money market accounts, passbook and savings accounts and certificates of deposit. Additionally, our customers may use any M&T Bank ATM without a surcharge. At June 30, 2007, core deposits, which consist of savings, NOW and money market accounts, comprised 56.3% of our deposits. We do not utilize brokered funds. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing monthly. We use our money market account as a primary source of liquidity. Consequently, when we require additional liquidity we will offer the highest rates in our market area. When we do not require liquidity, our money market account rates are competitive. With regard to other deposit products, our current strategy is to offer competitive rates, and even higher rates on checking accounts, but not to be the market leader in every type and maturity.

Borrowings. We utilize advances from the Federal Home Loan Bank of Atlanta to supplement our supply of lendable funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Under its current credit policies, the Federal Home Loan Bank generally limits advances to 25% of a member’s assets and short-term borrowings of less than one year may not exceed 10% of the institution’s assets. The Federal Home Loan Bank determines specific lines of credit for each member institution. At June 30, 2007, we had the ability to borrow an additional $26.5 million from the Federal Home Loan Bank of Atlanta.

Personnel

As of June 30, 2007, we had 26 full-time employees and four part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

Subsidiaries

BV Financial’s only direct subsidiary is Bay-Vanguard Federal.

Bay-Vanguard Federal has one subsidiary. Housing Recovery Corporation holds real estate and other assets acquired through foreclosure or repossession by Bay-Vanguard Federal.

Risk Factors

Rising interest rates may hurt our profits.

Short-term market rates of interest (which we use as a guide to price our deposits) have recently risen from historically low levels, while longer-term market rates of interest (which we use as a guide to price our longer-term loans) have not. As a result, many financial institutions, including Bay-Vanguard Federal, have experienced a narrowing or “compression” of their net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities. Our interest rate spread was 2.16% for the year ended June 30, 2007 compared to 2.62% for the year ended June 30, 2006. If short-term interest rates continue to rise, and if rates on our deposits continue to reprice upwards faster than the rates on our long-term loans and investments, we would continue to experience compression of our interest rate spread, which would have a negative effect on our profitability. Further, the net portfolio value of our cash flows from assets, liabilities and off-balance sheet items would be negatively impacted by a rise in interest rates. Specifically, our net portfolio value would decrease by 14% and 45% if there was a sudden and sustained increase in interest rates of 100 and 300 basis points, respectively. For further discussion of how changes in interest rates could impact us, see “Management’s Discussion and Analysis or Plan of Operation—Interest Rate Risk Management—Net Portfolio Value Simulation Analysis.”

We may be more susceptible to increases in interest rates because of the relatively small amount of adjustable-rate loans currently in our portfolio and our heavy reliance on core deposits, especially our money market accounts, which reprice frequently. At June 30, 2007, $17.5 million, or 15.1% of our total loan portfolio, consisted of adjustable-rate loans. We attempt to limit our exposure to rises in interest rates through: offering adjustable-rate one-to-four family residential real estate loans; an investment in a mutual fund that invests in adjustable-rate mortgage loans; an increased focus on multi-family and commercial real estate lending, which emphasizes the origination of shorter-term adjustable-rate loans; and efforts to originate shorter-term fixed-rate loans. Our inability to successfully originate adjustable-rate multi-family and commercial real estate loans or shorter-term fixed-rate loans could result in further compression of our interest rate spread and net interest margin in a rising interest rate environment, which could hurt our profits.

Our continued emphasis on mobile home lending may expose us to increased lending risks.

We purchase newly originated mobile home loans and, to a much lesser extent, originate mobile home loans directly. At June 30, 2007, mobile home loans constituted 9.1% of our loan portfolio. Mobile home loans are generally considered to be riskier than residential mortgage loans because the collateral securing these loans depreciates over time and because mobile home borrowers, on average, tend to have lower incomes than residential mortgage borrowers. In many cases, repossessed collateral for a defaulted mobile home loan will not provide an adequate source of repayment of the outstanding loan balance because of depreciation or improper repair and maintenance of the underlying security. In addition, mobile home loan collections depend on the borrower’s continuing financial stability, and thus are adversely affected by job loss, divorce, illness or personal bankruptcy.

To mitigate our exposure to this type of lending, we have limited the amount of mobile home loans to 15.0% of our loan portfolio. Additionally, we have an arrangement with Forward National Company, the primary company from which we purchase mobile home loans, to assist us with delinquencies and collections at its expense. A further discussion of our mobile home loans and our relationship with Forward National is contained in “Description of Business—Lending Activities—Mobile Home Loans.” This arrangement mitigates the risks normally associated with mobile home lending. However, if Forward National ceases doing business or terminates its arrangement with us, we would likely need to hire additional staff to service our mobile home loan portfolio.

Our increased emphasis on multi-family and commercial lending may expose us to increased lending risks.

At June 30, 2007, $11.4 million, or 9.5%, of our loan portfolio consisted of multi-family and commercial real estate loans. We intend to increase our emphasis on these types of higher-yielding loans to provide us with the opportunity to increase profits. However, these types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential real estate loans because repayment of the loans often depends on the successful operation of the property and the income stream of borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential real estate loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential real estate loan.

We may not be able to effectively integrate the new branch that we acquired with and into our operations.

Our future growth will depend, in part, on the success of our recent acquisition of a branch office in Pasadena, Maryland. The success of that acquisition will, in turn, depend on a number of factors, including: our ability to integrate the acquired branch into our current operations; our ability to limit the outflow of deposits held by the former customers of Greater Atlantic Bank; our ability to control the incremental increase in non-interest expense arising from the branch acquisition in a manner that enables us to improve our overall operating efficiencies; and our ability to retain and integrate the appropriate personnel into our operations.

Strong competition within our market area could hurt our profits and slow growth.

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and has occasionally forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. As of June 30, 2006, we held 0.23% of the deposits in the Baltimore-Towson, Maryland Metropolitan Statistical Area, which was the 47th largest market share of deposits out of the 90 financial institutions in the metropolitan statistical area. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area. For more information about our market area and the competition we face, see “Description of Business—Market Area” and “Description of Business—Competition.”

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

Regulation and Supervision

General

As a federal mutual holding company, Bay-Vanguard, M.H.C. is required by federal law to report to, and otherwise comply with the rules and regulations of, the Office of Thrift Supervision. BV Financial, Inc. as a federally chartered corporation, is also subject to reporting to and regulation by the Office of Thrift Supervision. Bay-Vanguard Federal is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as the deposit insurer. Bay-Vanguard Federal is a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Deposit Insurance Fund managed by the Federal Deposit Insurance Corporation. Bay-Vanguard Federal must file reports with the Office of Thrift Supervision and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The Office of Thrift Supervision and/or the Federal Deposit Insurance Corporation conduct periodic examinations to test Bay-Vanguard Federal’s safety and soundness and compliance with various regulatory requirements.

This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on Bay-Vanguard, M.H.C., BV Financial, Inc., Bay-Vanguard Federal and their operations. Certain regulatory requirements applicable to Bay-Vanguard Federal and to Bay-Vanguard, M.H.C. are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth below and elsewhere in this document does not purport to be a complete description of such statutes and regulations and their effects on Bay-Vanguard Federal and Bay-Vanguard, M.H.C. and is qualified in its entirety by reference to the actual statutes and regulations.

Holding Company Regulation

General. Bay-Vanguard, M.H.C. is a federal savings and loan holding company within the meaning of federal law. As such, Bay-Vanguard, M.H.C. is registered with the Office of Thrift Supervision and is subject to Office of Thrift Supervision regulations, examinations, supervision and reporting requirements. In addition, the Office of Thrift Supervision has enforcement authority over Bay-Vanguard, M.H.C. and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

Activities Restrictions Applicable to Mutual Holding Companies. Pursuant to federal law and Office of Thrift Supervision regulations, a mutual holding company, such as Bay-Vanguard, M.H.C., may engage in the following activities: (i) investing in the stock of a savings association; (ii) acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company; (iii) merging with or acquiring another holding company, one of whose subsidiaries is a savings association; (iv) investing in a corporation, the capital stock of which is available for purchase by a savings association under federal law or under the law of any state where the subsidiary savings association or associations share their home offices; (v) furnishing or performing management services for a savings association subsidiary of such company; (vi) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company; (vii) holding or managing properties used or occupied by a savings association subsidiary of such company properties used or occupied by a savings association subsidiary of such company; (viii) acting as trustee under deeds of trust; (ix) any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of The Association Holding Company Act, unless the Office of Thrift Supervision, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987; and (x) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Office of Thrift Supervision.

The Gramm-Leach Bliley Act of 1999 was designed to modernize the regulation of the financial services industry by expanding the ability of bank holding companies to affiliate with other types of financial services companies such as insurance companies and investment banking companies. The legislation also expanded the activities permitted for mutual savings and loan holding companies to also include any activity permitted a “financial holding company” under the legislation, including a broad array of insurance and securities activities.

Federal law prohibits a savings and loan holding company, including a federal mutual holding company, from, directly or indirectly or through one or more subsidiaries, acquiring more than 5% of the voting stock of another savings institution, or holding company thereof, without prior written approval of the Office of Thrift Supervision from acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary holding company or savings association. A savings and loan holding company is also prohibited from acquiring more than 5% of a company engaged in activities other than those authorized by federal law; or acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

The Office of Thrift Supervision is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, except: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

If the savings institution subsidiary of a savings and loan holding company fails to meet the qualified thrift lender test set forth in federal law, the holding company must register with the Federal Reserve Board as a bank holding company within one year of the savings institution’s failure to so qualify.

Although savings and loan holding companies are not currently subject to regulatory capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions as described below. Bay-Vanguard Federal must notify the Office of Thrift Supervision 30 days before declaring any dividend. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Office of Thrift Supervision and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Stock Holding Company Subsidiary Regulation. The Office of Thrift Supervision has adopted regulations governing the two-tier mutual holding company form of organization and mid-tier stock holding companies that are controlled by mutual holding companies. Under these rules, the stock holding company subsidiary holds all the shares of the mutual holding company’s savings association subsidiary and issues the majority of its own shares to the mutual holding company parent. In addition, the stock holding company subsidiary is permitted to engage in activities that are permitted for its mutual holding company parent subject to the same terms and conditions. Finally, Office of Thrift Supervision regulations maintain that the stock holding company subsidiary must be federally chartered for supervisory reasons.

Acquisition of Bay-Vanguard, M.H.C. Under the Federal Change in Control Act, a notice must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company or savings institution. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the outstanding voting stock of the company or institution, unless the Office of Thrift Supervision has found that the acquisition will not result in a change of control of Bay-Vanguard, M.H.C. Under the Change in Control Act, the Office of Thrift Supervision generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that acquires control would then be subject to regulation as a savings and loan holding company.

Federal Savings Institution Regulation

Business Activities. The activities of federal savings associations are governed by federal law and regulations. These laws and regulations delineate the nature and extent of the activities in which federal savings banks may engage. In particular, certain lending authority for federal savings institutions, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.

Capital Requirements. The Office of Thrift Supervision capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio; a 4% Tier 1 capital to total assets leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system); and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The Office of Thrift Supervision regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet activities, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is generally defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital (Tier 2 capital) currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses, limited to a maximum of 1.25% of risk-weighted assets, and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At June 30, 2007, Bay-Vanguard Federal met each of its capital requirements.

The following table presents Bay-Vanguard Federal’s capital position at June 30, 2007.

	Actual Capital	Required Capital	Excess (Deficiency) Amount	Capital
				Actual Percent	Required Percent
	(Dollars in thousands)
Tangible	$13,514	$2,010	$11,504	10.08%	>1.5%
Tier 1/Leverage	13,514	N/A	N/A	16.47	N/A
Tier 1/Risk-based	13,514	5,361	8,153	10.08	>4.0
Total/Risk-based	13,915	6,564	7,351	16.96	>8.0

Prompt Corrective Regulatory Action. The Office of Thrift Supervision is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the Office of Thrift Supervision is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date a savings institution is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company in an amount of up to the lesser of 5% of the savings association’s total assets when it was deemed to be undercapitalized or the amount necessary to achieve compliance with applicable capital regulations. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. Significantly and undercapitalized institutions are subject to additional mandatory and discretionary restrictions.

Insurance of Deposit Accounts. Deposits of Bay-Vanguard Federal are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. Insurance premiums are based on a number of factors, primarily the risk of loss that insured institutions pose to the Deposit Insurance Fund. The Federal Deposit Insurance Corporation has the ability to adjust the insurance fund’s reserve ratio between 1.15% and 1.5%, depending on projected losses, economic changes and assessment rates at the end of a calendar year. The FDIC has adopted regulations that set assessment rates that took effect at the beginning of 2007. The new assessment rates for most banks vary between five cents and seven cents for every $100 of deposits. A change in insurance premiums could have an adverse effect on the operating expenses and results of operations of Bay-Vanguard Federal. We cannot predict what insurance assessment rates will be in the future. Assessment credits have been provided to institutions that paid high premiums in the past. As a result, Bay-Vanguard Federal paid $12,457 in FDIC insurance premiums for the year ended June 30, 2007.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation. We do not know of any practice, condition or violation that might lead to termination of our deposit insurance.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund.

Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, subject to certain exceptions, a savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral.

QTL Test. Federal law requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered “qualified thrift investments.”

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of June 30, 2007, Bay-Vanguard Federal maintained 80.9% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Limitation on Capital Distributions. Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and prior approval of the Office of Thrift Supervision is required prior to any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under Office of Thrift Supervision regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the Office of Thrift Supervision. If an application is not required, the institution must still provide prior notice to the Office of Thrift Supervision of the capital distribution if, like Bay-Vanguard Federal, it is a subsidiary of a holding company. In the event Bay-Vanguard Federal’s capital fell below its regulatory requirements or the Office of Thrift Supervision notified it that it was in need of increased supervision, Bay-Vanguard Federal’s ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the Office of Thrift Supervision determines that such distribution would constitute an unsafe or unsound practice.

Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the Office of Thrift Supervision determines that a savings institution fails to meet any standard prescribed by the guidelines, the Office of Thrift Supervision may require the institution to submit an acceptable plan to achieve compliance with the standard.

Transactions with Related Parties. Bay-Vanguard Federal’s authority to engage in transactions with “affiliates” (e.g., any entity that controls or is under common control with an institution, including Bay-Vanguard, M.H.C. and its non-savings institution subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type specified by federal law. The purchase of low quality assets from affiliates is generally prohibited. The transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

Bay-Vanguard Federal may make loans to its executive officers and directors in compliance with federal banking laws. Under such laws, Bay-Vanguard Federal’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is limited. The law limits both the individual and aggregate amount of loans Bay-Vanguard Federal may make to insiders based, in part, on Bay-Vanguard Federal’s capital position and requires certain board approval procedures to be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees.

Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The Federal Deposit Insurance Corporation has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Assessments. Savings institutions are required to pay assessments to the Office of Thrift Supervision to fund the agency’s operations. The general assessments, paid on a semi-annual basis, are computed based upon the savings institution’s (including consolidated subsidiaries) total assets, condition and complexity of portfolio. The OTS assessments paid by Bay-Vanguard Federal for the fiscal year ended June 30, 2007 totaled $43,429.

Federal Home Loan Bank System

Bay-Vanguard Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Bay-Vanguard Federal, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Bay-Vanguard Federal was in compliance with this requirement with an investment in Federal Home Loan Bank stock at June 30, 2007 of $848,000.

The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, Bay-Vanguard Federal’s net interest income would likely also be reduced.

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $45.8 million; a 10% reserve ratio is applied above $45.8 million. The first $8.5 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually. Bay-Vanguard Federal complies with the foregoing requirements.

Federal and State Taxation

Federal Income Taxation

General. We report our income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns have been either audited or closed under the statute of limitations through tax year 2003. For its 2007 year, BV Financial’s maximum federal income tax rate was 34.0%.

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

We conduct our business through our main office and branch offices. The following table sets forth certain information relating to these facilities as of June 30, 2007. In addition, on August 24, 2007, Bay-Vanguard Federal acquired a branch office located at 8070 Ritchie Highway, Pasadena, Maryland 21122. This branch operated under a lease that expires in 2013.

Location	Year Opened	Owned/ Leased	Date of Lease Expiration	Net Book Value as of June 30, 2007
				(In thousands)
Main Office:
7114 North Point Road Baltimore, Maryland 21219	1959	Leased	2009(1)	$119
Branches:
1230 Light Street Baltimore, Maryland 21230	1980	Owned	—	87
1521 East Fort Avenue Baltimore, Maryland 21219	1992	Owned	—	63
7657 Arundel Mills Boulevard Hanover, Maryland 21076	2004	Owned	—	1,900

(1)	We have an option to renew this lease for two additional five-year periods.

ITEM 3.	LEGAL PROCEEDINGS

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

The common stock is traded on the OTC Electronic Bulletin Board under the symbol “BVFL.” As of September 14, 2007, the Company had approximately 135 holders of record. The following table sets forth, for the quarters indicated, the daily high and low sales price for and dividends declared on the common stock for fiscal 2007 and 2006. The prices do not necessarily reflect inter-dealer prices without retail markup, markdown or commission and may not reflect actual transactions.

	High	Low	Dividends
Fiscal 2007:
Fourth Quarter	$8.80	$8.50	$0.05
Third Quarter	9.25	8.41	0.05
Second Quarter	9.45	8.70	0.05
First Quarter	9.47	8.60	—

Fiscal 2006:
Fourth Quarter	$9.50	$8.75	—
Third Quarter	9.75	8.70	—
Second Quarter	9.00	8.30	—
First Quarter	9.05	8.50	—

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

As of June 30, 2007, BV Financial satisfied all prescribed capital requirements. Future dividend payments will depend on the Company’s profitability, approval by its Board of Directors and prevailing OTS regulations.

The following table provides certain information with regard to shares repurchased by the Company in the fourth quarter of 2007.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2007 through April 30, 2007	—	$—	—	94,750
May 1, 2007 through May 31, 2007	—	—	—	94,750
June 1, 2007 through June 30, 2007	22,100	8.54	22,100	72,650

Total	22,100	$8.54	22,100

(1)	On April 12, 2006, the Company announced that the Board of Directors had approved a stock repurchase program authorizing the Company to repurchase up to 132,250 shares of the Company’s common stock. The repurchase program will continue until it is completed or terminated by the Board of Directors.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Data processing expenses include fees paid for third-party data processing service.

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

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impaired loans; the value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. However, historically, our estimates and assumptions have provided results that did not differ materially from actual results. For example, we recorded a loss of $13,000 and a loss of $41,000 in relation to repossessed assets in fiscal 2007 and 2006, respectively. Additionally, we had net charge-offs to average loans of 0.01% for fiscal 2007 compared to net charge offs to average loans of 0.03% for fiscal 2006.

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

At each of June 30, 2007 and 2006, over 90.1% of the loan portfolio consisted of real estate loans. However, over 18.4% of the real estate loans consisted of multi-family and commercial real estate and construction loans, which carry a higher risk of default than one-to four-family residential real estate loans. The level of the allowance for loan losses has changed primarily due to changes in the composition of the loan portfolio, the growth of the loan portfolio, which has increased by 2.7% and 17.8% for fiscal 2007 and 2006, respectively, and improved asset quality as the level of nonperforming loans decreased in the 2007 fiscal year.

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

Aggressively attract core deposits

Core deposits (accounts other than certificates of deposit) comprised 56.3% of our total deposits at June 30, 2007. We value core deposits because they represent longer-term customer relationships and a lower cost of funding compared to certificates of deposit. We aggressively seek core deposits through competitive pricing and targeted advertising.

Continue to emphasize the origination of one- to four-family residential real estate loans

Our primary lending activity is the origination of residential mortgage loans secured by homes in our market area. We intend to continue emphasizing the origination of residential mortgage loans going forward. At June 30, 2007, 71.8% of our total loans were one- to four-family residential real estate loans. We believe that our emphasis on residential lending, which carries a lower credit risk, contributes to our high asset quality.

Pursue opportunities to increase multi-family and commercial real estate lending in our market area

Multi-family and commercial real estate loans provide us with the opportunity to earn more income because they tend to have higher interest rates than residential mortgage loans. Additionally, we offer adjustable-rate multi-family and commercial real estate loans while we only offer fixed-rate one- to four-family real estate loans. Adjustable-rate loans, which reprice periodically, help to offset the adverse effects of an increase in interest rates, which improves our interest rate risk management. Multi-family and commercial real estate loans increased $1.1 million for the year ended June 30, 2007 and comprised approximately 9.5% of total loans. There are many multi-family and commercial properties located in our market area, and we will continue to pursue these opportunities, while continuing to originate any such loans in accordance with what we believe are our conservative underwriting guidelines.

Continue to use conservative underwriting practices to maintain the high quality of our loan portfolio

We believe that high asset quality is a key to long-term financial success. We have sought to maintain a high level of asset quality and moderate credit risk by using underwriting standards which we believe are conservative. At June 30, 2007, our non-performing loans (loans that are 90 or more days delinquent) were 0.13% of our total loan portfolio and 0.11% of our total assets. We intend to continue our efforts to originate multi-family and commercial real estate loans and our philosophy of managing large loan exposures through our conservative approach to lending.

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

Balance Sheet Analysis

Loans. Our primary lending activity is the origination of loans secured by real estate. We originate real estate loans secured by one- to four-family residential real estate, and to a much lesser extent, secured by multi-family and commercial real estate. At June 30, 2007, real estate loans totaled $108.6 million, or 90.1% of total loans, compared to $106.1 million, or 90.5%, of total loans at June 30, 2006.

The largest segment of our real estate loans is one- to four-family residential real estate loans. At June 30, 2007, one- to four-family residential real estate loans totaled $86.5 million, which represented 79.6% of real estate loans and 71.8% of total loans compared to $85.2 million at June 30, 2006, which represented 80.3% of real estate loans and 72.7% of total loans. One- to four-family residential real estate loans increased $1.3 million, or 1.5%, in the year ended June 30, 2007 due to the continuing low interest rate environment and competitive pricing.

We purchase and originate loans secured by mobile homes. Mobile home loans totaled $11.0 million at June 30, 2007, which represented 9.1% of total loans, compared to $10.5 million at June 30, 2006, which represented 9.0% of total loans. To mitigate our exposure to this type of lending, we have limited the amount of mobile home loans to 15% of our loan portfolio. Mobile home loans increased in fiscal 2007 due to additional purchases from Forward National. A further discussion of our mobile home loans is contained in “Our Business—Lending Activities—Mobile Home Loans.”

We also originate construction loans secured by residential and multi-family and commercial real estate. This portfolio totaled $10.7 million at June 30, 2007, which represented 8.9% of total loans, compared to $10.6 million at June 30, 2006, which represented 9.0% of total loans. Construction loans increased $124,000, or 1.2%, for the year ended June 30, 2007 primarily because of increased residential construction lending, due to a slight increase in construction and rehabilitation projects in our market area.

Multi-family and commercial real estate loans totaled $11.4 million at June 30, 2007, which represented 10.5% of real estate loans and 9.5% of total loans, compared to $10.3 million at June 30, 2006, which represented 9.7% of real estate loans and 8.8% of total loans. Multi-family and commercial real estate loans increased $1.1 million, or 10.7%, for the year ended June 30, 2007 due to the continued emphasis of this type of lending and due to a decrease in pre payments.

We also originate a variety of consumer loans, including loans secured by passbook or certificate accounts. Consumer loans totaled $812,000 and represented 0.7% of total loans at June 30, 2007, compared to $615,000, or 0.5% of total loans, at June 30, 2006.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At June 30,
	2007		2006
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family (1)	$86,485	71.75%	$85,211	72.66%
Multi-family and commercial	11,421	9.48	10,322	8.80
Construction	10,729	8.90	10,605	9.04

Total real estate loans	108,635	90.13	106,138	90.50

Mobile home loans	10,981	9.11	10,535	8.98
Other consumer loans	812	0.67	615	0.52

Total consumer loans	11,793	9.78	11,150	9.50
Commercial	108	0.09	—	—

Total gross loans	120,536	100.00%	117,288	100.00%

Loans in process	(4,107)		(3,873)
Deferred loan costs, net	24		21
Allowance for loan losses	(402)		(410)

Total loans receivable, net	$116,051		$113,026

(1)	Includes second mortgage loans, home equity loans and home equity lines of credit.

The following table sets forth certain information at June 30, 2007 regarding the dollar amount of loans maturing during the periods indicated. The table does not include any estimate of prepayments, which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	One- to Four- Family	Multi-Family and Commercial	Construction	Mobile Home	Other Consumer	Commercial	Total Loans
	(In thousands)
Amounts due in:
One year or less	$796	$—	$7,131	$3	$9	$74	$8,013
More than one year to five years	10,266	1,418	3,598	338	467	34	16,121
More than five years	75,423	10,003	—	10,640	336	—	96,402

Total amount due	$86,485	$11,421	$10,729	$10,981	$812	$108	$120,536

The following table sets forth the dollar amount of all loans at June 30, 2007 that are due after June 30, 2008 and have either fixed interest rates or floating or adjustable interest rates.

	Due After June 30, 2008
	Fixed-Rates	Floating or Adjustable-Rates	Total
	(In thousands)
One- to four-family	$79,269	$6,420	$85,689
Multi-family and commercial	3,021	8,400	11,421
Construction	3,598	—	3,598
Mobile home	10,978	—	10,978
Other consumer loans	803	—	803
Commercial	34	—	34

Total loans	$97,703	$14,820	$112,523

The following table shows loan activity during the periods indicated.

	Year Ended June 30,
	2007	2006
	(In thousands)
Total loans at beginning of period	$113,026	$96,051

Loans originated:
One- to four-family	10,831	25,091
Multi-family and commercial	1,880	7,281
Construction	3,211	6,864
Mobile home	1,154	197
Other consumer	482	202

Total loans originated	17,558	39,635
Loans and participations purchased	2,797	3,741
Deduct:
Principal loan repayments	17,195	24,887
Loans and participations sold	—	1,209
Transfer to foreclosed real estate/repossessed assets	13	25
Other	122	280

Net loan activity	3,025	16,975

Total loans at end of period	$116,051	$113,026

Securities. Our securities portfolio consists primarily of U.S. Treasury and U.S. government agency securities, mortgage-backed securities and a mutual fund that invests in adjustable-rate loans. Securities decreased approximately $1.5 million, or 20.2%, in the year ended June 30, 2007 primarily due to the repayment of principal on agency and mortgage-backed securities. All of our mortgage-backed securities were issued by Ginnie Mae, Fannie Mae or Freddie Mac.

The following table sets forth the carrying amounts and fair values of our securities portfolio at the dates indicated.

	At June 30,
	2007		2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Held-to-maturity securities:
Obligations of the U.S. Treasury and U.S. Government agencies	$2,500	$2,443	$3,002	$2,880
Mortgage-backed securities	156	158	231	234

Total held-to-maturity securities	2,656	2,601	3,233	3,114
Available-for-sale securities:
Obligations of the U.S. Treasury and U.S. Government agencies	—	—	1,005	983
Marketable equity securities	2,945	2,859	2,805	2,725
Mortgage-backed securities	443	441	525	520

Total available-for-sale securities	3,388	3,300	4,335	4,228

Total securities	$6,044	$5,901	$7,568	$7,342

At June 30, 2007, we had an investment in a variable-rate mortgage mutual fund offered by American Funds, with an amortized cost of $2.9 million and a fair value of $2.9 million. We had no other investments that had an aggregate book value in excess of 10% of our equity at June 30, 2007.

The following table sets forth the maturities and weighted average yields of securities at June 30, 2007. Weighted average yields are not presented on a tax-equivalent basis as the investment portfolio does not include any tax-exempt obligations.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield
	(Dollars in thousands)
Held-to-maturity securities:
Obligations of the U.S. Treasury and U.S. Government agencies	$500	3.00%	$1,000	3.57%	$1,000	5.00%	$—	—%	$2,500	3.99%
Mortgage-backed securities	—	—	9	6.00	110	6.00	37	7.14	156	6.27

Total held-to-maturity securities	$500	3.00	$1,009	3.59	$1,110	5.10	$37	7.14	$2,656	4.13

Available-for-sale securities:
Marketable equity securities	$2,859	5.05%	$—	—%	$—	—%	$—	—%	$2,859	5.05%
Mortgage-backed securities	—	—	—	—	256	5.77	185	6.05	441	5.89

Total available-for-sale securities	$2,859	5.05	$—	—	$256	5.77	$185	6.05	$3,300	5.16

Deposits. Our primary source of funds is our deposit accounts, which are comprised of demand deposits, savings accounts and time deposits. These deposits are provided primarily by individuals within our market area. We do not use brokered deposits as a source of funding. Deposits increased $1.4 million, or 1.4%, for the year ended June 30, 2007. The increase in deposits consisted primarily of an increase of $6.1 million in certificates of deposit due to competitive interest rates and advertising, offset by a $4.7 million decrease in NOW and money market accounts as customers moved their funds to certificates to lock in rates.

The following table sets forth the balances of our deposit products at the dates indicated.

	At June 30,
	2007	2006
	(In thousands)
Non-interest bearing accounts	$3,571	$3,887
NOW and money market accounts	32,978	33,706
Savings accounts	18,924	22,572
Certificates of deposit	43,019	36,930

Total	$98,492	$97,095

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of June 30, 2007. Jumbo certificates of deposit require minimum deposits of $100,000.

Maturity Period	Amount
(In thousands)
Three months or less	$2,502
Over three through six months	2,027
Over six through twelve months	3,024
Over twelve months	8,028

Total	$15,581

The following table sets forth time deposits classified by rates at the dates indicated.

	At June 30,
	2007	2006
	(In thousands)
1.00 - 1.99%	$—	$3
2.00 - 2.99%	26	875
3.00 - 3.99%	2,935	6,425
4.00 - 4.99%	16,559	16,268
5.00 - 5.99%	23,012	13,126
6.00 - 6.99%	487	233

Total	$43,019	$36,930

The following table sets forth the amount and maturities of time deposits at June 30, 2007.

	Amount Due					Total	Percent of Total Certificate Accounts
	Less Than One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years to Four Years	More Than Four Years
	(Dollars in thousands)
2.00 - 2.99%	$26	$—	$—	$—	$—	$26	0.06%
3.00 - 3.99%	1,506	1,267	162	—	—	2,935	6.82
4.00 - 4.99%	9,793	1,986	2,243	1,952	585	16,559	38.49
5.00 - 5.99%	10,818	984	102	10,518	590	23,012	53.49
6.00 - 6.99%	135	247	105	—	—	487	1.13

Total	$22,278	$4,484	$2,612	$12,470	$1,175	$43,019	100.00%

The following table sets forth the deposit activity for the periods indicated.

	Year Ended June 30,
	2007	2006
	(In thousands)
Beginning balance	$97,095	$91,401

Increase (decrease) before interest credited	(2,249)	2,846
Interest credited	3,646	2,848

Net increase in deposits	1,397	5,694

Ending balance	$98,492	$97,095

Borrowings. We use advances from the Federal Home Loan Bank to supplement our supply of lendable funds or to meet deposit withdrawal requirements. The following tables present certain information regarding our advances with the Federal Home Loan Bank during the periods and at the dates indicated.

	For the Years Ended June 30,
	2007	2006
	(Dollars in thousands)
Maximum amount of advances outstanding at any month end	$16,000	$5,500
Average advances outstanding	14,321	5,458
Weighted average rate paid on advances	4.49%	4.09%

	At June 30,
	2007	2006
	(Dollars in thousands)
Balance outstanding at end of year	$13,500	$14,500
Weighted average rate on advances at end of year	4.95%	4.47%

Results of Operations for the Years Ended June 30, 2007 and 2006

Overview.

	2007	2006	% Change 2007/2006
	(Dollars in thousands)
Net income	$91	$439	(79.3)%
Return on average assets	0.07%	0.34%	(79.4)
Return on average equity	0.68%	3.33%	(79.6)
Average equity to average assets	10.01%	10.24%	(2.3)
Dividend payout ratio	179%	—%	NA

Net income decreased $348,000, or 74.3%, for fiscal 2007 due primarily to an increase in non-interest and interest expense, offset by an increase in interest income.

Net Interest Income. Net interest income decreased $377,000, or 10.12%, to $3.3 million for fiscal 2007. The decrease in net interest income for fiscal 2007 was primarily attributable to an increase in the volume of interest-bearing liabilities and cost of funds, offset by a higher volume of interest-earning assets. Our net interest margin decreased from 3.09% for fiscal 2006 to 2.67% for fiscal 2007 and our interest rate spread decreased from 2.62% for fiscal 2006 to 2.16% for fiscal 2007.

Total interest income increased $454,000, or 6.3%, to $7.6 million for fiscal 2007, resulting from an increase in the volume of interest-earning assets. During fiscal 2007, average interest-earning assets increased by $4.8 million, or 4.0%, to $125.6 million, while the average yield increased 13 basis points to 6.08%. The composition of interest-earning assets consists of loans, securities and interest-bearing deposits. Interest on loans increased $406,000, or 6.1%, to $7.1 million for fiscal 2007 due to a $5.6 million, or 5.2%, increase in the average balance of loans, plus an increase in the yield from 6.16% to 6.21%. During fiscal 2006, we originated loans at increasing interest rates due to increased market interest rates. Interest on securities decreased 4.03% due to a decrease in the average balance of securities, offset by the increase in the average yield from 4.59% to 5.12%.

Total interest expense increased $831,000, or 24.0%, to $4.3 million for fiscal 2007 primarily due to increases in interest on deposits and the average balance of Federal Home Loan Bank advances. The average interest rate paid on deposits increased 67 basis points to 3.83%. The average balance of Federal Home Loan Bank advances increased from $13.7 million for fiscal 2006 to $14.3 million for fiscal 2007.

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

	Year Ended June 30,
	2007			2006
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (1)	$113,720	$7,064	6.21%	$108,119	$6,658	6.16%
Securities taxable	7,048	361	5.12	7,559	347	4.59
Interest-bearing deposits	2,717	116	4.23	3,938	128	3.25
Federal Funds	2,127	97	4.56	1,185	51	4.30

Total interest-earning assets	125,612	7,638	6.08	120,801	7,184	5.95

Non-interest-earning assets	7,905			7,748

Total assets	$133,517			$128,549

Interest-bearing liabilities:
Interest-bearing deposits:
Passbook accounts	$6,107	62	1.02%	$7,148	88	1.23%
Statement savings	14,074	370	2.63	15,945	432	2.71
Money market accounts	27,989	1,138	4.07	30,623	983	3.21
NOW accounts	5,156	44	0.85	6,441	80	1.24
Certificates of deposit	41,778	2,032	4.86	29,873	1,265	4.24

Total interest-bearing deposits	95,104	3,646	3.83	90,030	2,848	3.16
FHLB advances	14,321	643	4.49	13,748	610	4.44

Total interest-bearing liabilities	109,425	4,289	3.92	103,778	3,458	3.33

Non-interest-bearing deposits	3,330			3,674
Other non-interest-bearing liabilities	7,396			7,930

Total liabilities	120,151			115,382
Total stockholders’ equity	13,366			13,167

Total liabilities and stockholders’ equity	$133,517			$128,549

Net interest income		$3,349			$3,726

Interest rate spread (2)			2.16%			2.62%
Net interest margin (3)			2.67%			3.09%
Interest-earning assets as a percentage of interest-bearing liabilities	114.79%			116.46%

(1)	Amount is net of deferred loan origination costs, undisbursed proceeds of loans in process, allowance for loan losses and includes non-accrual loans.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

	2007 Compared to 2006
	Increase (Decrease) Due to		Net
	Volume	Rate
	(In thousands)
Interest income:
Loans receivable	$347	$59	$406
Securities	(24)	38	14
Interest-earning deposits	(46)	34	(12)
Federal Funds	43	3	46

Total interest income	320	134	454
Interest expense:
Deposit:
Passbook accounts	(12)	(14)	(26)
Savings accounts	(49)	(13)	(62)
Money market accounts	(90)	245	155
NOW accounts	(14)	(22)	(36)
Certificates of deposit	559	208	767

Total deposits	394	404	798
Borrowings	33	—	33

Total interest expense	427	404	831

Net interest income	$(107)	$270	$(377)

Provision for Loan Losses.

The provision for loan losses decreased $85,000, from $90,000 for fiscal 2006 to $5,000 for fiscal 2007. This was a result of a decrease in non-accrual loans as well as declining levels of loan growth compared to 2006.

An analysis of the changes in the allowance for loan losses, non-performing loans and classified loans is presented under “—Risk Management—Analysis of Non-Performing and Classified Assets” and “—Risk Management—Analysis and Determination of the Allowance for Loan Losses.”

Non-Interest Income. The following table shows the components of other income and the percentage changes from year to year.

	Year Ended June 30,		% Change 2007/2006
	2007	2006
	(Dollars in thousands)
Service fees on deposits	$120	$116	3.5%
Service fees on loans	29	30	(3.3)
Income from investment in life insurance	89	76	17.1
Other income	50	65	(23.1)

Total	$288	$287	0.4

Service fees on deposits increased due to an increase in the fee structure. Service fees on loans decreased due to an increase in income from participation loans that we service. Income from investment in life insurance policy increased due to changes in market interest rates. Other income decreased due to decreases in construction loan inspection fees.

Non-Interest Expenses. The following table shows the components of non-interest expenses and the percentage changes from year to year.

	2007	2006	% Change
	(Dollars in thousands)
Compensation and related expenses	$2,035	$1,875	8.5%
Occupancy	174	159	9.4
Data processing	288	288	0.0
Advertising	104	124	(16.1)
Professional fees	242	185	30.8
Equipment	142	129	10.1
Other	490	459	6.8

Total	$3,475	$3,219	8.0

Efficiency ratio (1)	95.6%	80.2%

(1)	Computed as non-interest expenses divided by the sum of net interest income and other income.

Compensation and related expenses increased due to increases in salaries, medical benefit expense and also due to stock-based compensation expense totaling $179,000 in 2007 compared to $132,000 in 2006. Advertising decreased as we decreased the advertising of our deposit products. Equipment expense increased due to increased depreciation costs and building maintenance. Other expense increased due to increased administrative costs for BV Financial. Professional fees increased due to the increased legal and accounting expenses required for a public company. Repossessed assets activity increased due to additional expenses to prepare several mobile homes for sale.

Income Taxes. The provision for income taxes decreased $199,000, or 75.1%, from $265,000 for fiscal year 2006 to $66,000 for fiscal year 2007 due primarily to the decrease in pre-tax income. The Company’s effective tax rate was 42.04% for fiscal year 2007 compared to 37.64% for fiscal year 2006. The effective rate increased due to an increase in non-deductible stock based compensation expense.

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

Non-performing assets totaled $260,000, or 0.2% of total assets, at June 30, 2007, which is an increase of $44,000, or 20.4%, from June 30, 2006. The increase in non-performing assets was primarily due to a troubled debt restructuring of $64,000. Non-accrual loans accounted for 58.46% of total non-performing assets at June 30, 2007.

The following table provides information with respect to our non-performing assets at the dates indicated.

	At June 30,
	2007	2006
	(Dollars in thousands)
Non-accruing loans:
One-to four-family	$149	$165
Other consumer	3	—

Total	152	165

Accruing loans past due 90 days or more	—	—
Troubled debt restructuring (1)	64	—
Foreclosed real estate	—	—
Other repossessed assets	44	51

Total non-performing assets	$260	$216

Total non-performing loans to total loans	0.13%	0.15%
Total non-performing loans to total assets	0.11	0.12
Total non-performing assets to total assets	0.15	0.16

(1)	As defined in Statement of Financial Accounting Standards No. 15.

Other than disclosed in the above table, there are no other loans at June 30, 2007 that management has serious doubts about the ability of the borrowers to comply with the present repayment terms.

Interest income that would have been recorded for the year ended June 30, 2007 had nonaccruing loans been current according to their original terms amounted to $13,000. The amount of interest related to these loans included in interest income was $8,000 for the year ended June 30, 2007.

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

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At June 30,
	2007	2006
	(In thousands)
Special mention assets	$425	$60
Substandard assets	64	162
Doubtful assets	—	—
Loss assets	—	—

Total classified assets	$489	$222

There is one residential loan at June 30, 2007 with a principal balance of $63,677 that is classified as substandard and is considered non-performing. There were no classified assets at June 30, 2006 that were considered non-performing.

Classified assets exceeded total non-performing assets at June 30, 2007 due to an increase in special mention assets. The special mention assets classification includes consumer loans that are more than 30 days but less than 90 days past due.

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At June 30,
	2007				2006
	60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)
One- to four-family loans	1	$1	6	$148	—	$—	4	$165
Multi-family and commercial real estate loans	—	—	—	—	—	—	—	—
Mobile home	—	—	—	—	—	—	—	—
Other consumer	—	—	1	3	—	—	—	—

Total	1	$1	7	$151	—	$—	4	$165

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

At June 30, 2007, our allowance for loan losses represented 0.35% of total loans and 264.47% of non-performing loans. The allowance for loan losses decreased to $402,000 at June 30, 2007 from $410,000 at June 30, 2006, due to charge-offs of $13,000 offset by a provision for loan losses of $5,000. The provision reflects a decrease in non-accrual loans as well as declining levels of loan growth compared to 2006. There was no change in the loss factors used to calculate the allowance from June 30, 2006 to June 30, 2007.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At June 30,
	2007			2006
	Amount	% of Allowance to Total Allowance	% of Loans in Each Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Each Category to Total Loans
	(Dollars in thousands)
One- to four-family	$172	42.79%	71.75%	$209	50.97%	72.66%
Multi-family and Commercial	57	14.18	9.48	51	12.44	8.80
Construction	54	13.43	8.90	53	12.93	9.04
Mobile home	110	27.36	9.11	94	22.93	8.98
Other consumer	8	1.99	0.67	3	0.73	0.52
Commercial	1	0.25	0.09	—	—	—

Total allowance for loan losses	$402	100.00%	100.00%	$410	100.00%	100.00%

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

	Year Ended June 30,
	2007	2006
	(Dollars in thousands)
Allowance for loan losses, at beginning of year	$410	$349
Provision for loan losses	5	90

Charge-offs:
Mobile home	—	16
Other consumer	13	25

Total charge-offs	13	41

Recoveries:
Real estate	—	10
Mobile home	—	—
Other consumer	—	2

Total recoveries	—	12

Net charge-offs	13	29

Allowance for loan losses, end of period	$402	$410

Allowance to non-performing loans	264.47%	248.48%
Allowance to total loans outstanding at end of period	0.35%	0.36%
Net charge-offs to average loans outstanding during the period	0.01%	0.03%

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

Net Portfolio Value Simulation Analysis. We use an interest rate sensitivity analysis prepared by the Office of Thrift Supervision to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or 100 and 200 basis point decrease in market interest rates. We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios. The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in our net portfolio value at June 30, 2007 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

Basis Point (“bp”) Change in Rates	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets
	$ Amount	$ Change	% Change	NPV Ratio	Change
300	$8,611	$(6,951)	(45)%	6.80%	(462	)bp
200	11,097	(4,465)	(29)	8.54	(288)
100	13,403	(2,160)	(14)	10.06	(136)
Static	15,562	—	—	11.42	—
(100)	17,383	1,821	12	12.50	108
(200)	18,146	2,583	17	12.88	146

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2007, cash and cash equivalents totaled $5.6 million, including interest-bearing deposits of $199,000. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $3.3 million at June 30, 2007. In addition, at June 30, 2007, we had the ability to borrow an additional $26.5 million from the Federal Home Loan Bank of Atlanta. On that date, we had $13.5 million outstanding.

At June 30, 2007, we had $2.4 million in loan commitments outstanding. In addition to commitments to originate loans, we had $1.3 million in unused lines of credit and $4.1 million in undisbursed construction loans in process. Certificates of deposit due within one year of June 30, 2007 totaled $22.3 million, or 22.6% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and lines of credit. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2008. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

The following table presents our primary investing and financing activities during the periods indicated.

	Year Ended June 30,
	2007	2006
	(In thousands)
Investing activities:
Loan originations	$17,558	$39,635
Loan and participation purchases	2,797	3,741
Securities purchases	140	107
Loan participation sales	—	(1,209)

Financing activities:
Increase in deposits	$1,397	$5,694
FHLB borrowings net	(1,000)	9,500

Capital Management. We have managed our capital to maintain strong protection for depositors and creditors. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2007, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision—Regulation of Federal Savings Associations—Capital Requirements” and “Regulatory Capital Compliance” and note 11 of the notes to the consolidated financial statements.

We also will manage our capital for maximum shareholder benefit. We may use capital management tools such as cash dividends and share repurchases.

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. A presentation of our outstanding loan commitments and unused lines of credit at June 30, 2007 and their effect on our liquidity is presented at note 3 of the notes to the consolidated financial statements included in this prospectus and under “—Risk Management—Liquidity Management.”

For the year ended June 30, 2007, we did not engage in any off-balance-sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”). SFAS No. 155 amends FASB Statement No. 133 and FASB Statement No. 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is required to adopt the provisions of SFAS No. 155, as applicable, beginning July 1, 2007. The Company has evaluated SFAS No. 155 and determined that it will have no impact on the Company’s financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—An Amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006, which for the Company will be July 1, 2007. The Company does not believe that the adoption of SFAS 156 will have an impact on its financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company has analyzed FIN 48 and determined that upon adoption, it will have no impact on its financial statements.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The company is in the process of evaluating FASB Statement No. 157.

In September 2006, the FASB’s Emerging Issues Task Force (EITF) issued EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee’s benefit during his or her retirement, then the liability recognized during the employee’s active service period should be based on the future cost of insurance to be incurred during the employee’s retirement. Alternatively, if the policy holder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106 or Accounting Principles Board (APB) Opinion No. 12, as appropriate. For transition, an entity can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption. Implementation is required in fiscal years beginning after December 15, 2007, with early adoption permitted. The Company is evaluating the impact that the adoption of EITF 06-4 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Company July 1, 2008. The Company is evaluating the impact that the adoption of SFAS No. 159 will have on its consolidated financial statements.

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

Directors

For information concerning the directors of the Company, the information contained under the section captioned “Proposal 1 – Election of Directors” in BV Financial’s Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated by reference.

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

Below is information regarding our executive officers who are not also directors. Unless otherwise stated, the individual has held their current occupation for the last five years. The age indicated is as of June 30, 2007.

Michele J. Kelly is a senior vice president of Bay-Vanguard Federal Savings Bank. Ms. Kelly was vice president of Vanguard Federal Savings and Loan Association prior to its merger with Bay Federal Savings and Loan Association in April 1996. Age 60.

Jeffrey S. Collier is senior vice president of Bay-Vanguard Federal Savings Bank. Mr. Collier joined Bay-Vanguard Federal Savings Bank in February 2006. Mr. Collier was vice president of lending for seven years at Harford Bank prior to his employment by Bay-Vanguard Federal Savings Bank. Age 45.

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

Corporate Governance

For information regarding the audit committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance—Committees of the Board of Directors of BV Financial, Inc.—Audit Committee” in the Company’s Proxy Statement is incorporated by reference.

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

The following table provides information as of June 30, 2007 for compensation plans under which equity securities may be issued.

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

Corporate Governance

For information regarding director independence, the section captioned “Proposal 1—Election of Directors” in the Company’s Proxy Statement is incorporated by reference.

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

The information required by this item is incorporated herein by reference to the section captioned “Proposal 2—Ratification of Independent Auditors” in the Proxy Statement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BV Financial, Inc.

Date: September 19, 2007	By:	/s/ Carolyn M. Mroz
Carolyn M. Mroz
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Carolyn M. Mroz	President, Chief Executive Officer and Director (principal executive officer)	September 19, 2007
Carolyn M. Mroz

/s/ Edmund T. Leonard	Chairman and Chief Financial Officer (principal accounting and financial officer)	September 19, 2007
Edmund T. Leonard

/s/ Michael J. Birmingham III	Director	September 19, 2007
Michael J. Birmingham III

/s/ Frank W. Dingle	Director	September 19, 2007
Frank W. Dingle

/s/ Daniel J. Gallagher, Jr.	Director	September 19, 2007
Daniel J. Gallagher, Jr.

/s/ Robert R. Kern, Jr.	Director	September 19, 2007
Robert R. Kern, Jr.

/s/ Brian K. McHale	Director	September 19, 2007
Brian K. McHale

/s/ Anthony J. Narutowicz	Director	September 19, 2007
Anthony J. Narutowicz

/s/ Jerry S. Sopher	Director	September 19, 2007
Jerry S. Sopher

/s/ Catherine M. Staszak	Director	September 19, 2007
Catherine M. Staszak

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

BV Financial, Inc.

Baltimore, Maryland

We have audited the consolidated statements of financial condition of BV Financial, Inc. and subsidiaries as of June 30, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BV Financial, Inc. and subsidiaries as of June 30, 2007 and 2006 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Beard Miller Company LLP

Baltimore, Maryland

September 11, 2007

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30,
	2007	2006
	(Dollars In Thousands Except Per Share Amounts)
ASSETS
Cash	$1,547	$1,359
Interest bearing deposits in other banks	199	6,363
Federal funds sold	3,810	1,357

Cash and Cash Equivalents	5,556	9,079

Securities available for sale	3,300	4,228
Securities held to maturity	2,656	3,233
Loans receivable, net of allowance for loan losses 2007 $402; 2006 $410	116,051	113,026
Premises and equipment, net	2,404	2,485
Federal Home Loan Bank of Atlanta stock, at cost	848	939
Investment in life insurance	1,978	1,889
Accrued interest receivable	538	494
Other assets	679	610

Total Assets	$134,010	$135,983

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Non-interest bearing deposits	$3,571	$3,887
Interest bearing deposits	94,921	93,208

Total Deposits	98,492	97,095

Federal Home Loan Bank advances	13,500	14,500
Official checks	1,779	3,922
Advance payments by borrowers for taxes and insurance	1,139	1,145
Other liabilities	882	741

Total Liabilities	115,792	117,403

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 9,000,000 shares authorized; 2,645,000 shares issued; 2,541,859 and 2,593,158 shares outstanding as of June 30, 2007 and June 30, 2006, respectively	26	26
Paid-in capital	11,083	10,994
Unearned employee stock ownership plan shares	(825)	(894)
Treasury stock, at cost; 103,141 shares and 51,842 shares as of June 30, 2007 and June 30, 2006, respectively	(878)	(418)
Retained earnings	8,866	8,938
Accumulated other comprehensive loss	(54)	(66)

Total Stockholders’ Equity	18,218	18,580

Total Liabilities and Stockholders’ Equity	$134,010	$135,983

See notes to consolidated financial statements.

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended June 30,
	2007	2006
	(In Thousands Except Per Share Amounts)
INTEREST INCOME
Loans, including fees	$7,064	$6,658
Investment securities—taxable	361	347
Other	213	179

Total Interest Income	7,638	7,184

INTEREST EXPENSE
Deposits	3,646	2,848
Federal Home Loan Bank Advances	643	610

Total Interest Expense	4,289	3,458

Net Interest Income	3,349	3,726

PROVISION FOR LOAN LOSSES	5	90

Net Interest Income after Provision for Loan Losses	3,344	3,636

NON-INTEREST INCOME
Service fees on deposits	120	116
Service fees on loans	29	30
Income from investment in life insurance	89	76
Other income	50	65

Total Non-Interest Income	288	287

NON-INTEREST EXPENSES
Compensation and related expenses	2,035	1,875
Occupancy	174	159
Data processing	288	288
Advertising	104	124
Professional fees	242	185
Equipment	142	129
Other	490	459

Total Non-Interest Expenses	3,475	3,219

Income before Income Taxes	157	704

PROVISION FOR INCOME TAXES	66	265

Net Income	$91	$439

Basic Earnings Per Share	$0.04	$0.17

Diluted Earnings Per Share	$0.04	$0.17

Dividends Declared Per Share	$0.15	$0.00

See notes to consolidated financial statements.

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended June 30, 2007 and 2006

	Common Stock	Paid-In Capital	Unearned Employee Stock Ownership Plan Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
	(Dollars in Thousands)
BALANCE—JUNE 30, 2005	$26	$10,923	$(963)	$—	$8,499	$(37)	$18,448
Comprehensive income:
Net income	—	—	—	—	439	—	439
Unrealized holding losses (net of tax of $18)	—	—	—	—	—	(29)	(29)

Total Comprehensive Income	—	—	—	—	—	—	410
Purchase of treasury stock (51,842 shares)	—	—	—	(471)	—	—	(471)
Compensation expense under Employee Stock Ownership Plan	—	(8)	69	—	—	—	61
Compensation expense under stock-based compensation plan	—	79	—	53	—	—	132

BALANCE—JUNE 30, 2006	26	10,994	(894)	(418)	8,938	(66)	18,580
Comprehensive income:
Net income	—	—	—	—	91	—	91
Unrealized holding gains (net of tax of $7)	—	—	—	—	—	12	12

Total Comprehensive Income	—	—	—	—	—	—	103
Compensation expense under stock-based compensation plan	—	98	—	81	—	—	179
Compensation expense under Employee Stock Ownership Plan	—	(9)	69	—	—	—	60
Cash dividend paid	—	—	—	—	(163)	—	(163)
Purchase of treasury stock (60,213 shares)	—	—	—	(541)	—	—	(541)

BALANCE—JUNE 30, 2007	$26	$11,083	$(825)	$(878)	$8,866	$(54)	$18,218

See notes to consolidated financial statements.

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2007	2006
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$91	$439
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of discounts and premiums	5	10
Provision for loan losses	5	90
Amortization of deferred loan fees/costs	72	118
Provision for depreciation	151	144
Increase in cash surrender value of life insurance	(89)	(76)
Stock-based compensation expense	239	193
Increase in other assets	(106)	(221)
Increase (decrease) in other liabilities	141	(145)

Net Cash Provided by Operating Activities	509	552

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(140)	(107)
Proceeds from maturity of securities available for sale	1,000	—
Proceeds from maturity of securities held to maturity	500	—
Principal collected on mortgage backed securities	158	281
Net increase in loans	(318)	(13,467)
Purchase of loans	(2,797)	(3,741)
Purchase of premises and equipment	(70)	(60)
Purchase of Federal Home Loan Bank stock	—	(442)
Proceeds from the sale of Federal Home Loan Bank stock	91	—

Net Cash Used in Investing Activities	(1,576)	(17,536)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in official checks	(2,143)	2,939
Net increase in deposits	1,397	5,694
Increase (decrease) in advance payments by borrowers for taxes and insurance	(6)	65
Advances from Federal Home Loan Bank	7,000	14,000
Repayment of advances from Federal Home Loan Bank	(8,000)	(4,500)
Purchase of stock for treasury and equity incentive plan	(541)	(471)
Cash dividend paid	(163)	—

Net Cash (Used by) Provided by Financing Activities	(2,456)	17,727

Net Increase (Decrease) in Cash and Cash Equivalents	(3,523)	743
CASH AND CASH EQUIVALENTS—BEGINNING	9,079	8,336

CASH AND CASH EQUIVALENTS—ENDING	$5,556	$9,079

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$4,287	$3,461

Income taxes paid	$130	$616

Net loans transferred to foreclosed real estate/repossessed assets	$7	$25

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

Bay-Vanguard Federal is headquartered in Baltimore, Maryland and is a community-oriented financial institution offering traditional financial services to its local communities. The Bank is engaged primarily in the business of attracting deposits from the general public using such funds to originate one-to four-family real estate, mobile home, construction, multi-family, commercial real estate and consumer loans.

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

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Securities

The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which requires investments in securities to be classified in one of three categories: held to maturity, trading or available for sale. Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and are reported at amortized cost (including amortization of premium or accretion of discount). As the Company does not engage in security trading, the balance of its debt securities and any equity securities are classified as available for sale. Net unrealized gains and losses for such securities are required to be recognized as increases or decreases in other comprehensive income or loss, net of taxes, and excluded from the determination of net income. Realized gains and losses on sales of securities are determined using the specific identification method and are included in earnings. Premiums and discounts are recognized in interest income using the interest method over the terms of the securities.

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Federal law requires a member institution of the Federal Home Loan Bank System to hold stock of its district Federal Home Loan Bank according to a predetermined formula. This restricted stock is carried at cost.

Premises and Equipment

Land is stated at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed based on the straight-line method over the useful lives of the respective assets. Expenditures for improvements are capitalized while costs for maintenance and repairs are expensed as incurred.

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

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer, mobile home, and residential real estate loans for impairment disclosures, unless they are subject to a restructuring agreement.

Statement of Cash Flows

Cash and cash equivalents in the statements of cash flows include cash, interest-bearing deposits in other banks with an original maturity of 90 days or less and federal funds sold.

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

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the appropriate period. Unearned shares under the Bay-Vanguard Federal Savings Bank Employee Stock Ownership Plan (“ESOP”) are not included in outstanding shares. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding as adjusted for the dilutive effect of stock options and unvested stock awards based on the “treasury stock” method. As of June 30, 2007 and 2006, the Company had 29,733 and 38,648 shares of unvested restricted stock, respectively, and 111,456 shares and 111,456 shares of unexercised stock options, respectively, none of which were dilutive. Information related to the calculation of earnings per share is summarized for the years ended June 30, 2007 and June 30, 2006, as follows:

	Years Ended
	June 30, 2007		June 30, 2006
	Basic	Diluted	Basic	Diluted
	In Thousands, Except Per Share Data
Net income	$91	$91	$439	$439

Weighted average common shares outstanding	2,493	2,493	2,527	2,527

Diluted securities:
Restricted stock	—	—	—	—
Stock options	—	—	—	—

Adjusted weighted average shares	2,493	2,493	2,527	2,527

Per share amount	$0.04	$0.04	$0.17	$0.17

Stock Based Compensation

The Company accounts for stock based compensation in accordance with SFAS 123(R). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the required service period in the statement of income at fair value.

Employee Stock Ownership Plan

The Company accounts for the ESOP in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position 93-6. The cost of shares issued to the ESOP but not yet allocated to participants is presented in the consolidated statement of financial condition as a reduction of stockholders’ equity. Compensation expense is recorded based on the market price of the shares as they are committed to be released for allocation to participant accounts. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to paid-in capital. Dividends on unallocated ESOP shares are reflected as a reduction of debt.

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year’s presentation. Such reclassifications had no effect on net income.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”). SFAS No. 155 amends FASB Statement No. 133 and FASB Statement No. 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is required to adopt the provisions of SFAS No. 155, as applicable, beginning July 1, 2007. The Company has evaluated SFAS No. 155 and determined that it will have no impact on the Company’s financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—An Amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006, which for the Company will be July 1, 2007. The Company does not believe that the adoption of SFAS 156 will have an impact on its financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company has analyzed FIN 48 and determined that upon adoption, it will have no impact on its financial statements.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The company is in the process of evaluating FASB Statement No. 157.

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In September 2006, the FASB’s Emerging Issues Task Force (EITF) issued EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee’s benefit during his or her retirement, then the liability recognized during the employee’s active service period should be based on the future cost of insurance to be incurred during the employee’s retirement. Alternatively, if the policy holder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106 or Accounting Principles Board (APB) Opinion No. 12, as appropriate. For transition, an entity can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption. Implementation is required in fiscal years beginning after December 15, 2007, with early adoption permitted. The Company is evaluating the impact that the adoption of EITF 06-4 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Company July 1, 2008. The Company is evaluating the impact that the adoption of SFAS No. 159 will have on its consolidated financial statements.

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SECURITIES

Securities at June 30, 2007 and 2006 consisted of the following:

	June 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for Sale
Marketable equity securities	$2,945	$—	$86	$2,859
Mortgage-backed securities	443	—	2	441

	$3,388	$—	$88	$3,300

	June 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for Sale
Marketable equity securities	$2,805	$—	$80	$2,725
U.S. Government and federal agencies securities	1,005	—	22	983
Mortgage-backed securities	525	—	5	520

	$4,335	$—	$107	$4,228

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SECURITIES (CONTINUED)

	June 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Held to Maturity
U.S. Government and federal agencies securities	$2,500	$—	$57	$2,443
Mortgage-backed securities	156	2	—	158

	$2,656	$2	$57	$2,601

	June 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Held to Maturity
U.S. Government and federal agencies securities	$3,002	$—	$122	$2,880
Mortgage-backed securities	231	3	—	234

	$3,233	$3	$122	$3,114

No securities were sold during the years ended June 30, 2007 or 2006.

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SECURITIES (CONTINUED)

The amortized cost and fair value of securities as of June 30, 2007, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$—	$—	$500	$498
Due after one year through five years	—	—	1,000	974
Due after five years through ten years	—	—	1,000	971
Mortgage-backed securities	443	441	156	158
Marketable equity securities	2,945	2,859	—	—

	$3,388	$3,300	$2,656	$2,601

All mortgage-backed securities are Freddie Mac, Fannie Mae or Ginnie Mae backed securities.

Below is a schedule of securities with unrealized losses as of June 30, 2007 and 2006. Unrealized losses are the result of interest rate levels differing from those existing at the time of purchase of the securities and, as to mortgage-backed securities, actual and estimated prepayment speeds. These unrealized losses are considered temporary as they reflect fair values on June 30, 2007 and 2006 and are subject to change daily as interest rates fluctuate.

The Company has the ability and intent to hold the securities until the earlier of recovery or maturity. At June 30, 2007 the Company’s equity securities have unrealized depreciation of 2.92% from the Company’s cost basis. No credit risk issues have been identified that cause management to believe the declines in fair value are other than temporary. In analyzing the issuer’s financial condition, management considers industry analysts’ reports, financial performance, and projected target prices of investment analysts.

	At June 30, 2007
	Continuous Unrealized Losses for More Than 12 Months		Continuous Unrealized Losses for Less Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
U.S. Government and federal agencies securities:
HTM—three securities	$2,443	$57	$—	$—
Mortgage-backed securities
AFS—two securities	375	2	—	—
Marketable equity securities—one security	2,859	86	—	—

	$5,677	$145	$—	$—

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SECURITIES (CONTINUED)

	At June 30, 2006
	Continuous Unrealized Losses for More Than 12 Months		Continuous Unrealized Losses for Less Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
U.S. Government and federal agencies securities:
HTM – four securities	$2,880	$122	$—	$—
AFS – one security	983	22	—	—
Marketable equity securities – one security	2,725	80	—	—
Mortgage-backed securities – two securities	—	—	419	5

	$6,588	$224	$419	$5

NOTE 3 - LOANS RECEIVABLE

Loans receivable at June 30, 2007 and 2006 consisted of the following:

	2007	2006
	(In Thousands)
Real estate loans:
Secured by one-to-four family residences	$86,485	$85,211
Secured by other properties	11,421	10,322
Construction loans	10,729	10,605
Mobile home loans	10,981	10,535
Consumer loans	226	296
Share loans	586	319
Commercial loans	108	—

	120,536	117,288
Loans in process	(4,107)	(3,873)
Deferred loan origination costs, net	24	21
Allowance for loan losses	(402)	(410)

Total loans receivable – net	$116,051	$113,026

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

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE (CONTINUED)

Substantially all of the Bank’s loans receivable are mortgage loans secured by residential, multi-family and commercial real estate properties located in the Baltimore Metropolitan area. Loans are extended only after evaluation by management of customers’ creditworthiness and other relevant factors on a case-by-case basis. The Bank generally does not lend more than 90% of the appraised value of a property and usually requires private mortgage insurance on residential mortgages with loan-to-value ratios in excess of 80%. In some instances, the Bank will lend up to 90% of the appraised value of a property through a combination of first and second mortgages without requiring private mortgage insurance. The Bank originates and purchases mobile home loans to owner occupied borrowers up to a maximum of 90% of the value of the mobile home. In addition, the Bank generally obtains personal guarantees of repayment from borrowers and/or others for construction, commercial and multifamily residential loans and disburses the proceeds of construction and similar loans only as work progresses on the related projects.

The following is a summary of the allowance for loan losses for the years ended June 30, 2007 and 2006:

	2007	2006
	(In Thousands)
Balance at beginning of the year	$410	$349
Provision for loan losses	5	90
Loans charged-off	(13)	(41)
Recovery of loans charged-off	—	12

Balance at end of year	$402	$410

The Bank had no impaired loans as defined by SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” at June 30, 2007 and 2006.

Non-accrual loans that are not subject to SFAS No. 114 totaled approximately $152,000 and $165,000 at June 30, 2007 and 2006, respectively. The Bank did not have any loan balances past due 90 days or more and still accruing interest at June 30, 2007 or 2006.

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are limited to commitments to originate loans and unused lines of credit and involve to varying degrees elements of credit risk in excess of the amount recognized in the statement of financial position.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

Financial Instruments Whose Contract Amounts Represent Credit Risk	Contract Amount at June 30,
	2007	2006
	(In Thousands)
Loan commitments	$2,409	$4,928
Unused lines of credit	2,080	851

Mortgage loan commitments of $1.4 million not reflected in the accompanying consolidated financial statements at June 30, 2007 are for fixed rate mortgages from 7.00% to 7.75%. There were consumer loan commitments of $1.0 million at June 30, 2007 at rates from 9.00% to 12.75%. Mortgage loan commitments of $4.3 million not reflected in the accompanying consolidated financial statements at June 30, 2006 are for fixed rate mortgages from 5.25% to 7.13%. There were consumer loan commitments of $641,000 at June 30, 2006 at rates from 8.45% to 11.85%. Loan commitments expire 60 days from the date of the commitment.

NOTE 4 - PREMISES AND EQUIPMENT

Premises and equipment at June 30, 2007 and 2006 are summarized by major classification as follows:

	2007	2006	Useful Life in Years
	(In Thousands)
Land	$1,083	$1,083	-
Building	1,302	1,290	15 - 40
Leasehold improvements	283	283	5 - 25
Furniture, fixtures, and equipment	775	717	3 - 10

	3,443	3,373
Accumulated depreciation	(1,039)	(888)

	$2,404	$2,485

Depreciation expense for the years ended June 30, 2007 and 2006 was $151,000 and $144,000, respectively.

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INVESTMENT IN FEDERAL HOME LOAN BANK OF ATLANTA STOCK

The Bank is required to maintain an investment in the stock of the Federal Home Loan Bank of Atlanta (the “FHLB”) in an amount equal to at least 0.20% of the Bank’s total assets plus 4.50% of its outstanding advances from the FHLB. Purchases and sales of stock are made directly with the FHLB at par value.

NOTE 6 - DEPOSITS

Deposits are composed of the following:

	June 30,
	2007	2006
	(In Thousands)
Non-interest bearing accounts	$3,571	$3,887
NOW and money market accounts	32,978	33,706
Savings accounts	18,924	22,572
Certificates of deposit	43,019	36,930

	$98,492	$97,095

Interest expense on deposits for the years ended June 30, 2007 and 2006 is as follows:

	2007	2006
	(In Thousands)
NOW and money market accounts	$1,182	$1,063
Savings accounts	432	520
Certificates of deposit	2,032	1,265

	$3,646	$2,848

At June 30, 2007 and 2006, the Bank had outstanding $15.6 million and $10.9 million in certificates of deposit in excess of $100,000, respectively. Deposits in excess of $100,000 may not be insured by the FDIC. At June 30, 2007 and 2006, the Bank had no certificates of deposit in excess of $250,000 outstanding. IRA deposits in excess of $250,000 may not be insured by the FDIC.

At June 30, 2007, scheduled maturities of certificates of deposit are as follows (in thousands):

Year ending June 30:
2008	$22,278
2009	4,484
2010	2,612
2011	12,470
2012	1,175

$43,019

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - FEDERAL HOME LOAN BANK ADVANCES

At June 30, 2007 and 2006, the Bank has an agreement under a blanket floating lien with the FHLB providing the Bank a line of credit of $40.0 million. At June 30, 2007, the Bank had outstanding advances of $13.5 million at a weighted rate of 4.95%. At June 30, 2006, the Bank had outstanding advances of $14.5 million at a rate of 4.47%. The Bank is required to maintain as collateral for its FHLB advances qualified mortgage loans in an amount equal to 125% of the outstanding advances.

At June 30, 2007, scheduled maturities of outstanding advances are as follows (in thousands):

Year ending June 30:
2008	$6,000
2009	1,000
2010	1,000
2011	5,500

Total	$13,500

NOTE 8 - PROFIT SHARING AND DEFERRED COMPENSATION AGREEMENTS

The Bank has a profit-sharing plan and a 401(k) plan for all eligible employees. Contributions to the plans are discretionary by the Board of Directors. Expenses for the years ended June 30, 2007 and June 30, 2006 were $24,000 and $30,000 for the profit-sharing plan and $22,000 and $19,000 for the 401(k) plan, respectively.

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

The directors entered into a supplemental retirement plan. The directors are 100% vested in a pre-retirement account at the effective date of the plan. The balance at the effective date of the plan was $10,000 for each director. The index retirement benefit for each director each year is equal to the excess of the index over the cost of funds divided by a factor equal to 1.20 minus the marginal tax rate. The index is the aggregate annual after-tax income from life insurance contracts. At retirement, the directors are entitled to the balance of the pre-retirement account in 120 monthly installments.

The accrued liabilities for the aforementioned plans were $573,000 and $443,000 for the executive plans and $165,000 and $145,000 for the directors’ plans at June 30, 2007 and 2006, respectively. The Company recognized compensation expense related to these plans in the amount of $150,000 and $119,000 during the years ended June 30, 2007 and 2006, respectively.

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - PROFIT SHARING AND DEFERRED COMPENSATION AGREEMENTS (CONTINUED)

The Company recognized the increase in the cash surrender value of the insurance policies as income from investment in life insurance in the amount of $89,000 and $76,000 during the years ended June 30, 2007 and 2006, respectively.

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

At the same time as the reorganization and conversion, the Bank established the ESOP for its employees. On January 12, 2005, the ESOP acquired 103,684 shares of the Company’s common stock in the conversion with funds provided by a loan from the Company. Accordingly, $1,036,000 of common stock acquired by the ESOP was shown as a reduction of stockholders’ equity. The ESOP loan will be repaid principally from the Bank’s contributions to the ESOP. The loan is being repaid in 15 equal annual installments through 2020 and bears interest at the rate of five and one quarter percent (5.25%). Shares are released to participants proportionately as the loan is repaid. The Bank will recognize compensation expense as shares are committed for release from collateral at their current market price. Dividends on allocated shares are recorded as a reduction of retained earnings and dividends on unallocated shares are recorded as a reduction of debt. The Company recognized $60,000 and $61,000 of compensation expense for the years ended June 30, 2007 and June 30, 2006, respectively. The ESOP holds the common stock in a trust for allocation among participating employees. The unearned ESOP shares totaled 82,948 at June 30, 2007. The fair value of the unearned shares at June 30, 2007 was $722,000.

All employees of the Bank who attain the age of 21 and complete one year of service with the Bank will be eligible to participate in the ESOP. Each participant’s vested interest under the ESOP is determined according to the following schedule: 1 year – 20%, 2 years – 40%, 3 years 60%, 4 years – 80%, 5 years – 100%. For vesting purposes, a year of service means any plan year in which an employee completes at least 1,000 hours of service (whether before or after the ESOP’s January 12, 2005 effective date). Vesting accelerates to 100% upon: (1) termination of the Plan or upon the permanent and complete discontinuance of contributions by the Bank, (2) termination of service on or after the participant’s normal or postponed retirement date, (3) a change in control, or (4) termination of service by reason of death or disability.

NOTE 10 - EQUITY INCENTIVE PLAN

On November 8, 2005, stockholders approved the BV Financial, Inc. 2005 Equity Compensation Plan that enabled the Company to grant up to 181,447 stock options and restricted stock awards to employees and directors. The Company elected to implement early the requirements of SFAS No. 123R, Share-Based Payment. On November 14, 2005, the Company granted stock options covering 111,456 shares of common stock to certain employees and directors of the Company, of which 22,286 were exercisable at June 30, 2007. The options were granted at the then fair market value of the stock of $8.94, vest over five years and expire ten years from the date of grant. The Company estimated the grant date fair value of each option awarded in fiscal 2006 using the Black-Scholes Option-Pricing model with the following assumptions: dividend yield 0%, risk-free interest rate of 4.30%, and expected lives of 6.5 years. The assumption for the expected volatility was 15.977%. The estimated fair value of each option granted was computed to be $2.64. Stock options had no intrinsic value at June 30, 2007.

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - EQUITY INCENTIVE PLAN (CONTINUED)

The Company recognized $99,000 and $79,000 of expense relating to the granting of stock options during the years ended June 30, 2007 and 2006, respectively. There has been no activity in the stock options to date.

On November 14, 2005, the Company granted 44,577 shares of restricted stock to certain employees and directors of the Company. The Company purchased shares in the open market during 2006 to fund this plan. The awards vest over a five-year period and, therefore, the cost of such awards is accrued ratably over a five-year period as compensation expense. The Company recognized $80,000 and $53,000 of expense relating to the grant of shares of restricted stock during the years ended June 30, 2007 and 2006, respectively. Shares vesting were 8,915 and 5,928 for the years ended June 30, 2007 and 2006, respectively. Unvested shares were 29,733 at June 30, 2007.

As of June 30, 2007, there was $383,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan. The remaining cost is expected to be recognized over a weighted-average period of 3.4 years.

NOTE 11 - REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) and risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2007 and 2006 that the Bank met all capital adequacy requirements to which it was subject.

As of June 30, 2007, the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios are also presented in the table.

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - REGULATORY MATTERS (CONTINUED)

The following table presents the Bank’s capital position based on the financial statements:

	Actual		For Capital Adequacy Purposes				To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio		Amount	Ratio
	(Dollars in Thousands)
As of June 30, 2007:
Tangible (to adjusted total assets)	$13,514	10.08%	$	≥2,010		1.5%	N/A		N/A
Tier 1 capital (to risk-weighted assets)	13,514	16.47		N/A		N/A	$4,923	≥	6.0%
Core (to adjusted total assets)	13,514	10.08	≥	5,361	≥	4.0	6,701	≥	5.0
Total (to risk-weighted assets)	13,916	16.96	≥	6,564	≥	8.0	8,205	≥	10.0

As of June 30, 2006:
Tangible (to adjusted total assets)	$13,171	9.68%	$	≥2,041		1.5%	N/A		N/A
Tier 1 capital (to risk-weighted assets)	13,171	16.83		N/A		N/A	$4,695	≥	6.0%
Core (to adjusted total assets)	13,171	9.68	≥	5,442	≥	4.0	6,802	≥	5.0
Total (to risk-weighted assets)	13,581	17.35	≥	6,260	≥	8.0	7,825	≥	10.0

The following table provides a reconciliation of total stockholders’ equity per the consolidated financial statements to capital amounts reflected in the above table:

	2007	2006
	(In Thousands)
Total equity	$18,218	$18,580
Adjustments to regulatory capital:
Accumulated other comprehensive loss	54	66
Intangible assets (software)	(49)	(28)
Equity of BV Financial, Inc.	(4,709)	(5,447)

Tangible, Tier 1 and Core Capital	13,514	13,171
Allowance for loan losses	402	410

Total Capital	$13,916	$13,581

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - REGULATORY MATTERS (CONTINUED)

The Bank was allowed a special bad debt deduction at various percentages of otherwise taxable income for various years through December 31, 1987. If the amounts which qualified as deductions for federal income tax purposes prior to December 31, 1987 are later used for purposes other than to absorb loan losses, including distributions in liquidations, they will be subject to federal and state income tax at the then current corporate rate. Retained earnings at June 30, 2007 and 2006 include $1,201,000, for which no provision for income tax has been provided. The unrecorded deferred income tax liability on the above amount was approximately $464,000.

Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and prior approval of the Office of Thrift Supervision is required prior to any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under Office of Thrift Supervision regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, which approximated $929,000 as of June 30, 2007, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the Office of Thrift Supervision. Bay-Vanguard Federal Savings Bank met the criteria for “expedited treatment” of applications under Office of Thrift Supervision regulations.

The Board of Directors of Bay-Vanguard, M.H.C. determines whether Bay-Vanguard, M.H.C. will waive or receive dividends declared by the Company each time the Company declares a dividend, which is expected to be on a quarterly basis. Bay-Vanguard, M.H.C. may elect to receive dividends and utilize such funds to pay expenses or for other allowance purposes. The Office of Thrift Supervision (the “OTS”) has indicated that (i) Bay-Vanguard, M.H.C. shall provide the OTS annually with written notice of its intent to waive its dividends prior to the proposed date of the dividend, and the OTS shall have the authority to approve or deny any dividend waiver request; and (ii) if a waiver is granted, dividends waived by Bay-Vanguard, M.H.C. will be excluded from the Company’s capital accounts for purposes of calculating dividend payments to minority shareholders. For the second, third and fourth quarters ended December 31, 2006, March 31, 2007, and June 30, 2007, respectively, Bay-Vanguard, M.H.C. waived the right to receive its portion of the cash dividends paid on March 23, 2007, June 28, 2007 and September 5, 2007, respectively, which totaled $218,213.

The Federal Reserve Board regulations require savings institutions to maintain non-interest earnings reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $45.8 million; a 10% reserve ratio is applied above $45.8 million. The first $8.5 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually. Bay-Vanguard Federal Savings Bank had no reserve requirement at June 30, 2007 and June 30, 2006.

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - INCOME TAXES

The income tax provision consists of the following for the years ended June 30, 2007 and 2006:

	2007	2006
	(In Thousands)
Current expense:
Federal	$182	$355
State	43	73

	225	428

Deferred benefit:
Federal	(131)	(134)
State	(28)	(29)

	(159)	(163)

	$66	$265

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2007 and 2006 are presented below:

	2007	2006
	(In Thousands)
Deferred tax assets:
Deferred compensation	$285	$227
Allowance for loan losses	149	148
Unrealized losses on available for sale securities	34	41
Stock-based compensation	76	31
Other	42	45

Total Deferred Tax Assets	586	492

Deferred tax liabilities:
Federal Home Loan Bank of Atlanta stock dividends	19	18
Accrual basis books to cash basis tax return	37	74
Depreciation	14	36

Total Deferred Tax Liabilities	70	128

Net Deferred Tax Assets	$516	$364

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - INCOME TAXES (CONTINUED)

The amount computed by applying the statutory federal income tax rate to income before income taxes is different than the taxes provided for the following reasons:

	Years Ended June 30,
	2007		2006
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
	(Dollars In Thousands)
Statutory federal income tax rate	$53	34.0%	$239	34.0%
State tax, net of federal income tax benefit	11	6.9	29	4.1
Non-deductible stock-based compensation	22	13.8	20	2.8
Income from investment in life insurance	(30)	(19.2)	(29)	(4.1)
Other	10	6.6	6	0.8

	$66	42.1%	$265	37.6%

NOTE 13 - RELATED PARTY TRANSACTIONS

The Bank has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, officers, their immediate families and affiliated companies (commonly referred to as related parties), on the same terms including interest rates and collateral, as those prevailing at the time for comparable transactions with others. The following table presents a summary of the activity of loans receivable from related parties.

Year Ended June 30, 2007
(In Thousands)
Balance, beginning	$978
Advances	104
Repayments	(80)

Balance, ending	$1,002

The Bank leases one of its office buildings from a relative of an officer of the Bank. The Bank executed a new lease on August 4, 2004 with an initial term of five years, with two five year renewal options. Rent expense for the years ended June 30, 2007 and 2006 was $22,000 and $22,000, respectively. The annual rent is payable in equal monthly installments.

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - RELATED PARTY TRANSACTIONS (CONTINUED)

At June 30, 2007, minimum rental commitments under this lease are as follows:

Year Ending June 30,	Amount
(In Thousands)
2008	$22
2009	22
2010	4

$48

Gallagher Evelius & Jones LLP, of which one of the Bank’s directors is a partner, has performed legal services for Bay-Vanguard Federal. Bay-Vanguard Federal paid a total of $60,114 and $43,900 in legal fees to Gallagher Evelius & Jones LLP for fiscal 2007 and fiscal 2006, respectively.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Various legal claims arise from time to time in the normal course of business, which, in the opinion of management, will have no material effect on the Company’s consolidated financial position or results of operations.

NOTE 15 - SUBSEQUENT EVENT

On August 24, 2007, the Bank acquired a branch office located at 8070 Ritchie Highway in Pasadena, Maryland from Greater Atlantic Bank. The Bank paid a premium of $4.4 million on the net liabilities, primarily on the deposits assumed at closing. The premium primarily constitutes goodwill, which will not be amortized. At the time of closing, the branch office had $51.5 million in deposits.

NOTE 16 - DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

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

Advances from Federal Home Loan Bank

The fair value of borrowings is estimated using discounted cash flow analyses, based on rates currently available to the Bank for borrowings with similar terms and remaining maturities.

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

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The following table summarizes the carrying amounts and fair values of financial instruments at June 30, 2007 and 2006:

	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$5,556	$5,556	$9,079	$9,079
Securities available for sale	3,300	3,300	4,228	4,228
Securities held to maturity	2,656	2,601	3,233	3,114
Loans receivable, net	116,051	110,344	113,026	108,639
Federal Home Loan Bank of Atlanta stock	848	848	939	939
Accrued interest receivable	538	538	494	494
Financial liabilities:
Deposits, including accrued interest payable	98,492	98,862	97,095	97,051
Advances from Federal Home Loan Bank	13,500	13,335	14,500	14,382
Off-balance sheet commitments	—	—	—	—

NOTE 17 - CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

Information as to the financial position of BV Financial, Inc. and its results of operations and cash flows as of June 30, 2007 and 2006 are summarized below.

Statements of Financial Condition

	June 30,
	2007	2006
	(In Thousands)
Assets
Cash	$3,828	$4,524
Employee stock ownership plan loan	864	915
Investment in subsidiary	13,509	13,130
Other assets	21	11

Total assets	$18,222	$18,580

Liabilities and Stockholders’ Equity
Other liabilities	$4	$—
Total stockholders’ equity	18,218	18,580

	$18,222	$18,580

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY) (CONTINUED)

Statements of Operations

	Years Ended June 30,
	2007	2006
	(In Thousands)
Interest income	$48	$51
Non-interest expense	(78)	(86)

Loss before income tax benefit	(30)	(35)
Income tax benefit	9	11

Loss before equity in net income of subsidiary	(21)	(24)
Equity in net income of subsidiary	112	463

Net income	$91	$439

Statements of Cash Flows

	Years Ended June 30,
	2007	2006
	(In Thousands)
Net income	$91	$439
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiary	(112)	(463)
Increase in other assets	(10)	(8)
Increase in other liabilities	4	—

Net cash used in operating activities	(28)	(32)

Cash Flows from Investing Activities
Capital contributed to subsidiary	(15)	—
Principal collected on ESOP loan	51	48

Net cash provided by investing activities	36	48

Cash Flows from Financing Activities
Cash dividend paid, including dividends on unallocated ESOP shares	(163)	—
Treasury stock purchased	(541)	—

Net cash used by financing activities	(704)	—

Increase (decrease) in cash and cash equivalents	(696)	16
Cash and cash equivalents at beginning of period	4,524	4,508

Cash and cash equivalents at end of period	$3,828	$4,524