Form 10KSB/A
period 2007-06-30
BV Financial, Inc.
filed 2007-10-05
CIK 1302387

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
      1934

      For the fiscal year ended June 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________ to __________

                         Commission File Number: 0-51014

                               BV FINANCIAL, INC.
             ------------------------------------------------------
                 (Name of small business issuer in its charter)

           FEDERAL                                  14-1920944
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

7114 NORTH POINT ROAD, BALTIMORE, MARYLAND             21219
------------------------------------------            --------
(Address of principal executive offices)             (Zip Code)

                    Issuer's telephone number: (410) 477-5000
       Securities registered under Section 12(b) of the Exchange Act: None
         Securities registered under Section 12(g) of the Exchange Act:

                     COMMON STOCK, PAR VALUE $0.01 PER SHARE
          ------------------------------------------------------------
                                (Title of class)

       Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act.
                                         -----

       Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes X   No
                                                                      ----   ---

       Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. X
                              ----

       Indicate by check mark if the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).  Yes        No   X
                                         -----     -----

       The issuer's revenues for its most recent fiscal year were $7,926,000.

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

       As of September 14, 2007, the issuer had 2,512,317 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

       Portions of the Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-KSB.

       Transitional Small Business Disclosure Format (check one): Yes     No X
                                                                     ----   ----

                                EXPLANATORY NOTE

         BV Financial, Inc. hereby amends the cover page from its Annual Report on Form 10-KSB for the period ended June 30, 2007, which was filed with the Securities and Exchange Commission on September 26, 2007, to correct the number of outstanding shares as of September 14, 2007.

                                      INDEX

                                                                         PAGE
                                                                         ----

PART III

Item 13.      Exhibits.......................................................3

SIGNATURE

ITEM 13. EXHIBITS

3.1    Charter of BV Financial, Inc.(1)
3.2    Bylaws of BV Financial, Inc.(1)
4.0    Specimen Stock Certificate of BV Financial, Inc.(1)
10.1   Employment Agreement between Bay-Vanguard Federal Savings Bank and
       Edmund T. Leonard (2)
10.2   Employment Agreement between BV Financial, Inc. and Edmund T. Leonard (2)
10.3 Employment Agreement between Bay-Vanguard Federal Savings Bank and Carolyn M. Mroz (2)
10.4   Employment Agreement between BV Financial, Inc. and Carolyn M. Mroz (2)
10.5   Employment Agreement between Bay-Vanguard Federal Savings Bank and Daniel
       J. Gallagher, Jr. (2)
10.6 Form of Bay-Vanguard Federal Savings Bank Employee Stock Ownership Plan and Trust (1)
10.7   Form of ESOP Loan Commitment Letter and ESOP Loan Documents (1)
10.8 Form of Bay-Vanguard Federal Savings Bank Change in Control Severance Compensation Plan (1)
10.9 Bay-Vanguard Federal Savings Bank Employees' Savings and Profit-Sharing Plan (1)
10.10 Form of Bay-Vanguard Federal Savings Bank Executive Supplemental Retirement Plan (1)
10.11 Form of Bay-Vanguard Federal Savings Bank Supplemental Executive Retirement Plan (1)
10.12 Form of Bay-Vanguard Federal Savings Bank Directors' Supplemental Retirement Plan (1)
10.13  BV Financial, Inc. 2005 Equity Incentive Plan (3)
21.0   Subsidiaries of the Registrant(4)
23.0   Consent of Beard Miller Company LLP((4))
31.1   Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2   Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0   Section 1350 Certification((4))
-----------------------------
(1) Incorporated herein by reference from the Exhibits to Form SB-2, Registration Statement and amendments thereto, initially filed on September 17, 2004, Registration No. 333-119083.
(2) Incorporated herein by reference from the Exhibits to the Quarterly Report on Form 10-QSB, filed on May 13, 2005.
(3) Incorporated herein by reference from Appendix C of the Proxy Statement for the 2005 Annual Meeting of Stockholders, filed on October 4, 2005.
(4) Incorporated herein by reference from the Exhibits to the Annual Report on Form 10-KSB, filed on September 26, 2007.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BV Financial, Inc.



Date: October 5, 2007                       By: /s/ Edmund T. Leonard
                                                -------------------------------
                                                Edmund T. Leonard
                                                Chairman of the Board and
                                                   Chief Financial Officer