Form 10QSB
period 2007-09-30
BV Financial, Inc.
filed 2007-11-08
CIK 1302387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 7, 2007, there were 2,512,137 shares of the registrant’s common stock outstanding.

BV FINANCIAL, INC.

Form 10-QSB

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BV FINANCIAL, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

(Unaudited)

	September 30, 2007	June 30, 2007

	(Dollars in thousands, except per share data)
ASSETS
Cash	$1,793	$1,547
Interest bearing deposits in other banks	819	199
Federal funds sold	33,155	3,810

Cash and Cash Equivalents	35,767	5,556
Securities available for sale	3,332	3,300
Securities held to maturity	2,146	2,656
Loans receivable, net of allowance for loan losses September 30, 2007—$422; June 30, 2007—$402	120,036	116,051
Goodwill	3,917	—
Premises and equipment, net	2,465	2,404
Federal Home Loan Bank of Atlanta stock, at cost	600	848
Investment in life insurance	1,995	1,978
Accrued interest receivable	596	538
Other assets	1,218	679

Total Assets	$172,072	$134,010

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Non-interest bearing deposits	$6,175	$3,571
Interest bearing deposits	137,433	94,921

Total Deposits	143,608	98,492

Federal Home Loan Bank advances	8,000	13,500
Official checks	1,289	1,779
Advance payments by borrowers for taxes and insurance	534	1,139
Other liabilities	1,031	882

Total Liabilities	$154,462	$115,792

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 9,000,000 shares authorized; 2,645,000 shares issued; 2,512,137 and 2,541,859 shares outstanding as of September 30, 2007 and June 30, 2007, respectively	26	26
Paid-in capital	11,099	11,083
Unearned employee stock ownership plan shares	(807)	(825)
Treasury stock, at cost; 132,863 shares and 103,141 shares as of September 30, 2007 and June 30, 2007, respectively	(1,492)	(878)
Retained earnings	8,835	8,866
Accumulated other comprehensive loss	(51)	(54)

Total Stockholders’ Equity	17,610	18,218

Total Liabilities and Stockholders’ Equity	$172,072	$134,010

See Notes to Unaudited Consolidated Financial Statements.

BV FINANCIAL, INC. AND SUBSIDIARY

Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,
	2007	2006
	(Dollars in thousands, except per share data)
INTEREST INCOME
Loans, including fees	$1,880	$1,755
Investment securities	86	92
Other	223	37

Total Interest Income	2,189	1,884

Interest Expense
Deposits	1,079	888
Federal Home Loan Bank Advances	194	163

Total Interest Expense	1,273	1,051

Net Interest Income	916	833
PROVISION FOR LOAN LOSSES	20	5

Net Interest Income after Provision for Loan Losses	896	828

NON-INTEREST INCOME
Service fees on deposits	31	30
Service fees on loans	8	7
Income from investment in life insurance	17	30
Other income	16	12

Total Non-Interest Income	72	79

NON-INTEREST EXPENSES
Compensation and related expenses	536	517
Occupancy	55	45
Data processing	75	66
Telephone and postage	17	17
Advertising	30	24
Professional fees	61	67
Equipment	42	33
Other	113	87

Total Non-Interest Expenses	929	856

Income before Income Taxes	39	51
PROVISION FOR INCOME TAXES	17	21

Net Income	$22	$30

BASIC AND DILUTED EARNINGS PER SHARE	$0.01	$0.01

DIVIDENDS DECLARED PER SHARE	$0.05	$—

See Notes to Unaudited Consolidated Financial Statements.

BV FINANCIAL, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(Unaudited)

	For Three Months Ended September 30,
	2007	2006
	(In thousands)
Net Income	$22	$30
Unrealized net holding gains on available-for-sale securities, net of taxes of $2 and $5	3	16

Comprehensive income	$25	$46

See Notes to Unaudited Consolidated Financial Statements.

BV FINANCIAL, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended September 30,
	2007	2006
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$22	$30
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of discounts and premiums	—	2
Provision for loan losses	20	5
Amortization of deferred loan fees/costs	15	16
Provision for depreciation	39	37
Increase in cash surrender value of life insurance	(17)	(30)
Stock-based compensation expense	55	70
Amortization of core deposit intangible	21	—
Increase in other assets	(628)	(40)
Increase in other liabilities	149	—

Net Cash (Used in) Provided by Operating Activities	(324)	90

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(39)	(33)
Proceeds from maturity of securities held to maturity	500	—
Principal collected on mortgage backed securities	22	41
Net increase in loans	(2,134)	(958)
Purchase of loans	(1,886)	(332)
Purchase of premises and equipment	(100)	(53)
Purchase of Federal Home Loan Bank stock	—	(45)
Proceeds from the sale of Federal Home Loan Bank stock	248	—
Net Cash received in branch acquisition	43,002	—

Net Cash Used in (Provided by) Investing Activities	39,613	(1,380)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in official checks	(490)	(3,556)
Net decrease in deposits	(1,797)	(562)
Decrease in advance payments by borrowers for taxes and insurance	(605)	(600)
Advances from Federal Home Loan Bank	7,500	2,000
Repayment of advances from Federal Home Loan Bank	(13,000)	(500)
Cash dividend paid	(52)	—
Treasury stock repurchased	(634)	—

Net Cash Used In Financing Activities	(9,078)	(3,218)

Net Increase (Decrease) in Cash and Cash Equivalents	30,211	(4,508)
CASH AND CASH EQUIVALENTS – BEGINNING	5,556	9,079

CASH AND CASH EQUIVALENTS – ENDING	$35,767	$4,571

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$1,062	$1,047

Income taxes paid	$—	$—

Net loans transferred to foreclosed real estate/repossessed assets	$—	$7

See Notes to Unaudited Consolidated Financial Statements.

BV FINANCIAL, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2007

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America. However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the entire year. These unaudited consolidated financial statements should be read in conjunction with BV Financial Inc.’s (the “Company”) Annual Report on Form 10-KSB for the year ended June 30, 2007.

Principles of Consolidation

The consolidated financial statements at September 30, 2007 and June 30, 2007 and for the three months ended September 30, 2007 include the accounts of the Company, Bay-Vanguard Federal Savings Bank (the “Bank”) and its wholly-owned subsidiary, Housing Recovery Corporation. All intercompany balances and transactions have been eliminated in consolidation.

(2)	Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the appropriate period. Unearned shares under the Bay-Vanguard Federal Savings Bank Employee Stock Ownership Plan (“ESOP”) are not included in outstanding shares. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding as adjusted for the dilutive effect of stock options and unvested stock awards based on the “treasury stock” method. Information related to the calculation of earnings per share is summarized for the three months ended September 30, 2007 and 2006 as follows:

	Three Months Ended September 30,
	2007		2006
	Basic	Diluted	Basic	Diluted
	In Thousands, Except Per Share Data
Net income	$22	$22	$30	$30

Weighted average common shares outstanding	2,356	2,356	2,504	2,504

Diluted securities:
Restricted stock	—	—	—	1
Stock options	—	—	—	2

Adjusted weighted average shares	2,356	2,356	2,504	2,507

Per share amount	$0.01	$0.01	$0.01	$0 .01

(3)	Equity Incentive Plan

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

The Compensation cost charged against income for the BV Financial, Inc. 2005 Equity Compensation Plan (the “Plan”) was $39,000 and $55,000 for the three months ended September 30, 2007 and 2006, respectively. The total income tax benefit recognized was $10,000 and $11,000 for the three months ended September 30, 2007 and 2006, respectively.

At September 30, 2007, there was $344,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted average period of 3.1 years.

During the three months ended September 30, 2007, there were no grants of stock options or restricted stock under the Plan. No stock options were exercised during the three months ended September 30, 2007. At September 30, 2007, there were 22,286 stock options and 8,914 restricted stock shares that had vested under the Company’s Plan. At September 30, 2007, the outstanding unexercisable options and exercisable options had no intrinsic value.

(4)	Branch Acquisition

On August 24, 2007, the Bank acquired a branch office located at 8070 Ritchie Highway in Pasadena, Maryland from Greater Atlantic Bank. The Bank paid a premium of $4.4 million on the net liabilities, primarily on the deposits assumed at closing. The premium primarily constitutes goodwill, which will not be amortized. At the time of closing, the branch office had $51.5 million in deposits.

(5)	Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company has analyzed FIN 48 and determined that upon adoption, it had no impact on our financial statements.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The company has evaluated FASB Statement No. 157 and determined that it will not have a significant impact on our consolidated financial position, results of operations and cash flows.

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

General

BV Financial was organized as a federally chartered corporation at the direction of Bay-Vanguard Federal Savings Bank (the “Bank” or “Bay-Vanguard Federal”) in January 2005 to become the mid-tier stock holding company for Bay-Vanguard Federal upon the completion of its reorganization into the mutual holding company form of organization. Pursuant to the Plan of Reorganization, the Bank converted to stock form with all of its stock owned by BV Financial and organized Bay-Vanguard, M.H.C. as a federally chartered mutual holding company that owns 58.9% of the common stock of BV Financial. As part of the reorganization, the Company sold 1,190,250 shares of its common stock at a price of $10.00 per share to members of the Bank in a subscription offering raising approximately $11.0 million in net proceeds.

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

Comparison of Financial Condition at September 30, 2007 and June 30, 2007

Total assets increased $38.1 million, or 28.4%, to $172.1 million at September 30, 2007 from $134.0 million at June 30, 2007 primarily due to the proceeds from the acquisition of a branch office from Greater Atlantic Bank. Federal Home Loan Bank stock decreased $248,000, or 29.3%, to $600,000 at September 30, 2007 as the Company sold stock as borrowings were paid off.

Loans receivable increased $4.0 million, or 3.4%, to $120.0 million at September 30, 2007 from $116.1 million at June 30, 2007 primarily due to a $1.3 million increase in non-residential loans, a $1.2 million funding of existing construction loans and a $1.1 million increase in residential loans. Non-residential loans increased due to the Bank’s focus on its shorter term higher rate loan products. Residential loans increased due to the purchase of four loan participations totaling $1.1 million.

Securities decreased $478,000, or 8.0% to $5.5 million at September 30, 2007 from $6.0 million at June 30, 2007 primarily due to the maturity of a $500,000 Fannie Mae note.

Cash and cash equivalents increased $30.2 million, or 543.8%, to $35.8 million at September 30, 2007 from $5.6 million at June 30, 2007, due to the receipt of funds in connection with the branch acquisition.

Deposits increased $45.1 million, or 45.8%, to $143.6 million at September 30, 2007, primarily due to the increase in cash and cash equivalents due to the branch acquisition. The increase in deposits was offset primarily by a $2.9 million reduction in certificates of deposit and a $1.4 million reduction in money market accounts as the Bank continued its efforts to reduce the cost of funds by reducing the rates paid on deposits. Federal Home Loan Bank advances decreased $5.5 million, or 40.7%, to $8.0 million at September 30, 2007 as funds from the branch acquisition were used to pay down borrowings.

Total equity decreased $608,000, or 3.3%, to $17.6 million at September 30, 2007 primarily as a result of the repurchase of 72,650 shares of BV Financial stock at an average price of $8.73.

Results of Operations for the Three Months Ended September 30, 2007 and 2006

General. Net income decreased $8,000, or 26.7%, to $22,000 for the three months ended September 30, 2007 compared to the same period in the prior year due primarily to a $15,000 increase in provision for loan losses and a $73,000 increase in non-interest expenses, offset by an $83,000 increase in net interest income.

Net Interest Income. The following table summarizes interest income and expense for the three months ended September 30, 2007 and 2006.

	Three Months Ended September 30,
	2007	2006	% change
	(Dollars in thousands)
Interest Income:
Loans, including fees	$1,880	$1,755	7.1%
Investment securities	86	92	(6.5)
Other	223	37	502.7

Total interest income	2,189	1,884	16.2

Interest Expense:
Deposits	1,079	888	21.5
Federal Home Loan Bank advances	194	163	19.0

Total interest expense	1,273	1,051	21.1

Net interest income	$916	$833	10.0

The following table summarizes average balances and average yield and costs for the three months ended September 30, 2007 and 2006.

	Three Months Ended September 30,
	2007		2006
	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost
	(Dollars in thousands)
Loans	$118,612	6.34%	$113,867	6.17%
Investment securities	5,830	5.97	7,486	4.92
Interest-bearing deposits	322	4.97	2,196	4.01
Federal funds sold	15,396	5.66	1,152	5.21
Deposits	110,085	3.92	93,885	3.78
Federal Home Loan Bank advances	15,190	5.11	14,867	4.39

Net interest income for the three months ended September 30, 2007 increased $83,000, or 10.0%, compared to the same period last year, as a result of an increase in the interest rate spread to 2.19% from 2.17% offset by a larger average balance of interest-bearing liabilities. Total interest income increased as a result of the growth in average interest-earning assets to $140.2 million from $124.7 million, and by an increase in the average yield to 6.25% from 6.04% due to the higher market interest rate environment. The growth in average interest-earning assets was mainly due to an increase in fed funds, attributable to the assumption of deposits in the branch acquisition. Total interest expense increased as a result of an increase in the average balance of Federal Home Loan Bank borrowings to $15.2 million, compared to average borrowings of $14.9 million in 2006. Interest expense on deposits increased due to a higher average balance of deposits and an increase in the average interest rate paid on deposits, which increased to 3.92% from 3.78%, due to the higher market interest rate environment.

Provision for Loan Losses. The following table summarizes the activity in the allowance for loan losses for the three months ended September 30, 2007 and 2006.

	Three Months Ended September 30,
	2007	2006
	(In thousands)
Allowance at beginning of period	$402	$410
Provision for loan losses	20	5
Charge-offs	—	(13)
Recoveries	—	—

Net charge-offs	—	(13)

Allowance at end of period	$422	$402

The allowance for loan losses increased $20,000 to $422,000 for the three months ended September 30, 2007. Provision expense was $20,000 for the first quarter of 2007 versus $5,000 for 2006. The increase in the provision for loan losses reflects an increase of the loan portfolio as well as an increase in nonperforming assets in 2007.

The following table provides information with respect to our nonperforming assets at the dates indicated. The Company did not have any accruing loans past due 90 days or more or foreclosed real estate at the dates presented.

	At September 30, 2007	At June 30, 2007	% change
	(Dollars in thousands)
Nonaccruing loans:
One- to four-family	$311	$149	108.7%
Other Consumer	49	3	1,533.3

Total	360	152	136.8

Accruing loans past due 90 days or more	—	—	—
Troubled debt restructuring (1)	—	—	—
Foreclosed real estate	—	64	(100.0)
Other repossessed assets	36	44	(18.2)

Total non-performing assets	$396	$260	52.3

Total non-performing loans to total loans	0.26%	0.13%	100.0
Total non-performing loans to total assets	0.18	0.11	63.6
Total non-performing assets to total assets	0.23	0.15	53.3

(1)	As defined in Statement of Financial Accounting Standards No. 15.

Nonperforming assets increased $136,000, or 52.3%, primarily due to the addition of one non-accrual one-to-four family residential loan and two mobile home loans offset by a reduction of foreclosed real estate and no troubled debt restructurings during the quarter.

Noninterest Income. The following table summarizes noninterest income for the three months ended September 30, 2007 and 2006.

	Three Months Ended September 30,
	2007	2006	% change
	(Dollars in thousands)
Service fees on deposits	$31	$30	3.3%
Service fees on loans	8	7	14.3
Income from investment in life insurance policy	17	30	(43.3)
Other income	16	12	33.3

	$72	$79	(8.9)

The decrease in investment in life insurance policy was due to a smaller increase in the cash values of life insurance policies. The increase in other income of $4,000, or 33.3%, was due primarily to an increase in miscellaneous fees.

Noninterest Expenses. The following table summarizes noninterest expenses for the three months ended September 30, 2007 and 2006.

	Three Months Ended September 30,
	2007	2006	% change
	(Dollars in thousands)
Compensation and related expenses	$536	$517	3.7%
Occupancy	55	45	22.2
Data processing	75	66	13.6
Telephone and postage	17	17	—
Advertising	30	24	25.0
Professional fees	61	67	(9.0)
Equipment expense	42	33	27.3
Other	113	87	29.9

Total	$929	$856	8.5

Efficiency ratio (1)	94.0%	93.9%

(1)	Computed as noninterest expenses divided by the sum of net interest income and other income.

Total non-interest expenses increased $73,000, or 8.5%, primarily as a result of increases in occupancy, advertising, equipment and other expenses. Occupancy expenses increased primarily due to increase in rental expense related to the new branch. Other expenses increased $26,000, or 29.9%, as a result of increases in office supplies, information technology expenses, bank charges and insurance mainly as a result of the acquisition of a new branch. Advertising increased as the Company increased its loan product promotions. Data processing costs increased due to additional charges related to the branch acquisition.

Income Taxes. Provision for income taxes decreased $4,000, or 19.1%, from $21,000 for the three months ended September 30, 2006 to $17,000 for the three months ended September 30, 2007. The effective tax rate was 40.4% for the three months ended September 30, 2006 compared to 43.6% for the three months ended September 30, 2007. The increase in the effective tax rate was due to an increase in deferred non-deductible compensation expense.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2007, cash and cash equivalents totaled $35.8 million, including federal funds sold of $33.2 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $3.3 million at September 30, 2007. In addition, at September 30, 2007, we had the ability to borrow a total of approximately $51.6 million from the Federal Home Loan Bank of Atlanta. On that date, we had advances outstanding of $8.0 million.

At September 30, 2007, we had $1.0 million in loan commitments outstanding, which included $758,000 in commitments to purchase mobile home loans. In addition to commitments to originate loans, we had $2.7 million in unused lines of credit and $3.0 million of construction loans in process. Certificates of deposit due within one year of September 30, 2007 totaled $42.1 million, or 30.5% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and lines of credit. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2007. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

	Three Months Ended September 30,
	2007	2006
	(In thousands)
Investing activities:
Loan originations	$4,759	$5,771
Loan and participation purchases	1,886	332
Securities purchases	39	33

Financing activities:
Increase (Decrease) in deposits	45,116	(562)
(Decrease) Increase in Federal Home Loan Bank advances	(5,500)	1,500

We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2007, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

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

For the three months ended September 30, 2007 and the year ended June 30, 2007, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the Company’s repurchases of its common stock during the quarter ended September 30, 2007.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1, 2007 to July 31, 2007	53,199	$8.75	53,199	69,728
August 1, 2007 to August 31, 2007	19,451	8.69	19,451	50,277
September 1, 2007 to September 30, 2007	—	—	—	50,277

Total	72,650	$8.73	72,650	N/A

(1)	On August 16, 2007, the Company announced that it completed its previously announced stock repurchase plan under which it acquired 132,250 shares of its common stock and the adoption of a new stock repurchase program to acquire up to 50,277 shares, or 5.0%, of its outstanding shares of common stock. The program will continue until it is completed or terminated by the Board of Directors.

Item 3.	Defaults upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Charter of BV Financial, Inc. (1)

3.2	Bylaws of BV Financial, Inc. (1)

4.0	Stock Certificate of BV Financial, Inc. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification

(1)	Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange Commission on the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-119083.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BV FINANCIAL, INC.

Dated: November 7, 2007	By:	/s/ Carolyn M. Mroz
Carolyn M. Mroz
President and Chief Executive Officer
(principal executive officer)

Dated: November 7, 2007	By:	/s/ Edmund T. Leonard
Edmund T. Leonard
Chairman of the Board and Chief Financial Officer
(principal financial and accounting officer)