Form 10QSB
period 2007-12-31
BV Financial, Inc.
filed 2008-02-13
CIK 1302387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

As of February 12, 2008, there were 2,434,462 shares of the registrant’s common stock outstanding.

BV FINANCIAL, INC.

Form 10-QSB

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BV FINANCIAL, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

(Unaudited)

	December 31,	June 30,
	2007	2007
	(Dollars in thousands,
	except per share data)
ASSETS
Cash	$1,715	$1,547
Interest bearing deposits in other banks	786	199
Federal funds sold	18,472	3,810

Cash and Cash Equivalents	20,973	5,556
Securities available for sale	3,366	3,300
Securities held to maturity	8,312	2,656
Loans receivable, net of allowance for loan losses
December 31, 2007 - $440; June 30, 2007 - $ 402	119,658	116,051
Goodwill	3,940	—
Premises and equipment, net	2,401	2,404
Federal Home Loan Bank of Atlanta stock, at cost	600	848
Investment in life insurance	2,013	1,978
Accrued interest receivable	625	538
Other assets	1,216	679

Total Assets	$163,104	$134,010

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Non-interest bearing deposits	$6,074	$3,571
Interest bearing deposits	129,731	94,921

Total Deposits	135,805	98,492

Federal Home Loan Bank advances	8,000	13,500
Official checks	398	1,779
Advance payments by borrowers for taxes and insurance	422	1,139
Other liabilities	1,038	882

Total Liabilities	$145,663	$115,792

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 9,000,000 shares authorized; 2,645,000 shares issued; 2,455,362 and 2,541,859 shares outstanding as of December 31, 2007 and June 30, 2007, respectively	26	26
Paid-in capital	11,112	11,083
Unearned employee stock ownership plan shares	(790)	(825)
Treasury stock, at cost; 189,638 shares and 103,141 shares as of December 31, 2007 and June 30, 2007, respectively	(1,596)	(878)
Retained earnings	8,734	8,866
Accumulated other comprehensive loss	(45)	(54)

Total Stockholders’ Equity	17,441	18,218

Total Liabilities and Stockholders’ Equity	$163,104	$134,010

See Notes to Unaudited Consolidated Financial Statements.

BV FINANCIAL, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
	(Dollars in thousands, except per share data)
INTEREST INCOME
Loans, including fees	$1,890	$1,766	$3,770	$3,521
Investment securities	101	94	187	186
Other	303	62	526	99

Total Interest Income	2,294	1,922	4,483	3,806
INTEREST EXPENSE
Deposits	1,302	925	2,381	1,813
Federal Home Loan Bank Advances	95	178	289	341

Total Interest Expense	1,397	1,103	2,670	2,154

Net Interest Income	897	819	1,813	1,652
PROVISION FOR LOAN LOSSES	24	—	44	5

Net Interest Income after Provision for Loan Losses	873	819	1,769	1,647

NON-INTEREST INCOME
Service fees on deposits	33	27	64	57
Service fees on loans	6	7	14	14
Income from investment in life insurance	18	19	35	49
Other income	23	11	39	23

Total Non-Interest Income	80	64	152	143

NON-INTEREST EXPENSES
Compensation and related expenses	580	511	1,116	1,028
Occupancy	62	42	117	87
Data processing	99	82	174	148
Telephone and postage	16	15	33	32
Advertising	32	26	62	50
Professional fees	56	65	117	132
Equipment	45	36	87	69
Other	140	132	253	219

Total Non-Interest Expenses	1,030	909	1,959	1,765

(Loss) Income before Income Taxes	(77)	(26)	(38)	25
PROVISION FOR INCOME TAXES (BENEFIT)	(28)	(11)	(11)	10

Net (Loss) Income	$(49)	$(15)	$(27)	$15

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.02)	$(0.01)	$(0.01)	$0.01

DIVIDENDS DECLARED PER SHARE	$0.05	$0.05	$0.10	$0.05

See Notes to Unaudited Consolidated Financial Statements.

BV FINANCIAL, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For Three Months Ended December 31,		For Six Months Ended December 31,
	2007	2006	2007	2006
	(In thousands)
Net Income (Loss)	$(49)	$(15)	$(27)	$15
Unrealized net holding gains on available-for-sale securities, net of taxes of $3, $1, $4 and $14	9	7	9	23

Comprehensive Income (Loss)	$(40)	$(8)	$(18)	$38

See Notes to Unaudited Consolidated Financial Statements.

BV FINANCIAL, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended December 31,
	2007	2006
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (Loss)	$(27)	$15
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net amortization of discounts and premiums	—	5
Provision for loan losses	44	5
Amortization of deferred loan fees/costs	35	42
Provision for depreciation	82	37
Increase in cash surrender value of life insurance	(35)	(49)
Stock-based compensation expense	101	132
Amortization of core deposit intangible	49	—
Increase in other assets	(687)	(151)
Increase in other liabilities	156	72

Net Cash (Used in) Provided by Operating Activities	(282)	108

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale	(76)	(68)
Purchases of securities held to maturity	(6,205)	—
Proceeds from maturity of securities held to maturity	500	—
Principal collected on mortgage backed securities	74	78
Net (increase) decrease in loans	(1,414)	193
Purchase of loans	(2,272)	(181)
Purchase of premises and equipment	(79)	(18)
Purchase of Federal Home Loan Bank stock	—	(45)
Proceeds from the sale of Federal Home Loan Bank stock	248	—
Net cash received in branch acquisition	43,002	—

Net Cash Used in (Provided by) Investing Activities	33,778	(41)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in official checks	(1,381)	(2,907)
Net (decrease) increase in deposits	(9,621)	1,610
Decrease in advance payments by borrowers for taxes and insurance	(717)	(695)
Advances from Federal Home Loan Bank	7,500	2,000
Repayment of advances from Federal Home Loan Bank	(13,000)	(2,500)
Cash dividend paid	(105)	(59)
Treasury stock repurchased	(755)	(183)

Net Cash Used In Financing Activities	(18,079)	(2,734)

Net Increase (Decrease) in Cash and Cash Equivalents	15,417	(2,667)
CASH AND CASH EQUIVALENTS - BEGINNING	5,556	9,079

CASH AND CASH EQUIVALENTS - ENDING	$20,973	$6,412

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$2,380	$2,146

Income taxes paid	$63	$130

Net loans transferred to foreclosed real estate/repossessed assets	$—	$7

See Notes to Unaudited Consolidated Financial Statements.

BV FINANCIAL, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

December 31, 2007

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America. However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the period ended December 31, 2007 are not necessarily indicative of the results that may be expected for the entire year. These unaudited consolidated financial statements should be read in conjunction with BV Financial Inc.’s (the “Company”) Annual Report on Form 10-KSB for the year ended June 30, 2007.

Principles of Consolidation

The consolidated financial statements at December 31, 2007 and June 30, 2007 and for the three and six months ended December 31, 2007 include the accounts of the Company, Bay-Vanguard Federal Savings Bank (the “Bank”) and its wholly-owned subsidiary, Housing Recovery Corporation. All intercompany balances and transactions have been eliminated in consolidation.

(2)	Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the appropriate period. Unearned shares under the Bay-Vanguard Federal Savings Bank Employee Stock Ownership Plan (“ESOP”) are not included in outstanding shares. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding as adjusted for the dilutive effect of stock options and unvested stock awards based on the “treasury stock” method. The dilutive effect of stock options and unvested stock awards are not considered in the computation of diluted loss per share as such instruments would be anti-dilutive. Information related to the calculation of earnings or loss per share is summarized for the three and six months ended December 31, 2007 and 2006 as follows:

	Three Months Ended December 31,				Six Months Ended December 31,
	2007		2006		2007		2006
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
	In thousands, except per share amounts
Net income (loss)	$(49)	$(49)	$(15)	$(15)	$(27)	$(27)	$15	$15

Weighted average common shares Outstanding	2,391	2,391	2,507	2,507	2,397	2,397	2,510	2,510

Dilutive securities:
Restricted stock	—	—	—	—	—	—	—	1
Stock options	—	—	—	—	—	—	—	2

Adjusted weighted average shares	2,391	2,391	2,507	2,507	2,397	2,397	2,510	2,513

Per share amount	$(0.02)	$(0.02)	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$0.01	$0 .01

(3)	Branch Acquisition

On August 24, 2007, the Bank acquired a branch office located at 8070 Ritchie Highway in Pasadena, Maryland from Greater Atlantic Bank. The Bank paid a premium of $4.4 million on the net liabilities, primarily on the deposits assumed at closing. The premium primarily constitutes goodwill, which will not be amortized and a Core Deposit Intangible of $506,000 which will be amortized over seven years. At the time of closing, the branch office had $51.5 million in deposits.

(4)	Equity Incentive Plan

On November 8, 2005, stockholders approved the BV Financial, Inc. 2005 Equity Compensation Plan (the “Plan”) that enabled the Company to grant stock options and restricted stock awards to employees and directors. On November 14, 2005, the Company granted stock options covering 111,456 shares of common stock to certain employees and directors of the Company. The options were granted at the then fair market value of the stock of $8.94, vest over five years and expire ten years from the date of grant. In addition, the Company awarded 44,577 shares of restricted stock to certain employees and directors. The restricted stock vests over five years.

The Compensation cost charged against income for the Plan was $34,000 and $73,000 for the three and six months ended December 31, 2007, respectively, and $46,000 and $101,000 for the three and six months ended December 31, 2006, respectively. The total income tax benefit recognized was $11,000 and $21,000 for the three and six months ended December 31, 2007, respectively, and $12,000 and $23,000 for the three and six months ended December 31, 2006, respectively.

At December 31, 2007, there was $310,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted average period of 2.8 years.

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

In December 2007, the FASB issued proposed FASB Staff Position (“FSP”) 157-b, “Effective Date of FASB Statement No. 157,” that would permit a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items)

that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applies Statement 157 in interim or annual financial statements before proposed FSP 157-b is finalized. The Company is currently evaluating the impact, if any, that the adoption of FSP 157-b will have on the Company’s operating income or net earnings.

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

FASB Statement No. 141(R) “Business Combinations” was issued in December 2007. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. The Company believes that this new pronouncement will have an immaterial impact on the Company’s financial statements in future periods.

FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” was issued in December 2007. This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. The Company believes that this new pronouncement will have an immaterial impact on the Company’s financial statements in future periods.

Staff Accounting Bulletin No. 110 (“SAB 110”) amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. SAB 110 is effective January 1, 2008.

In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 states that an entity should recognize a realized tax benefit associated with dividends on nonvested equity shares, nonvested equity share units and outstanding equity share options charged to retained earnings as an increase in additional paid in capital. The amount recognized in additional paid in capital should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to income tax benefits of dividends on equity-classified share-based payment awards that are declared in fiscal years beginning after December 15, 2007. The Company expects that EITF 06-11 will not have an impact on its consolidated financial statements.

Item 2.	Management’s Discussion and Analysis

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

Forward-Looking Statements

This quarterly report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of Bay-Vanguard, M.H.C., BV Financial and Bay-Vanguard Federal Savings Bank (the “Bank” or “Bay-Vanguard Federal”). These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions.

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

General

BV Financial was organized as a federally chartered corporation at the direction of Bay-Vanguard Federal in January 2005 to become the mid-tier stock holding company for Bay-Vanguard Federal upon the completion of its reorganization into the mutual holding company form of organization. Pursuant to the Plan of Reorganization, the Bank converted to stock form with all of its stock owned by BV Financial and organized Bay-Vanguard, M.H.C. as a federally chartered mutual holding company that owns a majority of the common stock of BV Financial.

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

Management reviews the level of the allowance on a quarterly basis, at a minimum, and establishes the provision for loan losses based on an evaluation of the portfolio, past loss experience, economic conditions and business conditions affecting its primary market area, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, the duration of the current business cycle, bank regulatory examination results and other factors related to the collectibility of the loan portfolio. Although the Company believes that it uses the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary if certain future events occur that cause actual results to differ from the assumptions used in making the evaluation. For example, a downturn in the local economy could cause increases in nonperforming loans. Additionally, a decline in real estate values could cause some of the Company’s loans to become inadequately collateralized. In either case, this may require the Company to increase its provisions for loan losses, which would negatively impact earnings. Although the Company has seen some signs of a slowing of the local economy and declines in real estate values in the Company’s market area, neither of these factors are sufficient enough to require additions to the loan loss allowance at this time. Further, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews the Company’s allowance for loan losses. Such agency may require the Company to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. An increase to the allowance required to be made by the Office of Thrift Supervision would negatively impact the Company’s earnings. Additionally, a large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings.

Comparison of Financial Condition at December 31, 2007 and June 30, 2007

Total assets increased $29.0 million, or 21.7%, to $163.1 million at December 31, 2007 from $134.0 million at June 30, 2007 primarily due to the proceeds from the acquisition of a branch office from Greater Atlantic Bank on August 24, 2007. At the time of the closing, the branch office had $51.5 million in deposits. Federal Home Loan Bank stock decreased $248,000, or 29.3%, to $600,000 at December 31, 2007 as the Company sold stock as borrowings were paid off.

Loans receivable increased $3.6 million, or 3.1%, to $119.7 million at December 31, 2007 from $116.1 million at June 30, 2007 primarily due to a $1.2 million increase in non-residential loans, a $1.6 million increase in construction loans and a $925,000 increase in residential loans. Non-residential loans increased due to the Bank’s focus on shorter-term higher-rate loan products. Residential loans increased due to competitive rates and marketing efforts in our local communities.

Securities increased $5.7 million, or 214.9% to $11.7 million at December 31, 2007 from $6.0 million at June 30, 2007 primarily due to the purchase of a $2.0 million note from the Federal Home Loan Bank with a five-year duration and $4.2 million in mortgage-backed securities with medium-to long-term durations with excess funds from the branch acquisition, offset by the maturity of a $500,000 investment security.

Cash and cash equivalents increased $15.4 million, or 277.5%, to $21.0 million at December 31, 2007 from $5.6 million at June 30, 2007, due to the receipt of funds in connection with the branch acquisition.

Deposits increased $37.3 million, or 37.9%, to $135.8 million at December 31, 2007, primarily due to the branch acquisition. The increase in deposits was offset primarily by a $7.3 million reduction in certificates of deposit and a $1.5 million reduction in money market accounts as the Bank continued its efforts to reduce the cost of funds by reducing the rates paid on deposits. Federal Home Loan Bank advances decreased $5.5 million, or 40.7%, to $8.0 million at December 31, 2007 as funds from the branch acquisition were used to pay down borrowings.

Total equity decreased $777,000, or 4.3%, to $17.4 million at December 31, 2007 primarily as a result of the repurchase of 98,423 shares of BV Financial stock at an average price of $7.67, the payment of dividends and by the net loss for the period.

Results of Operations for the Three Months Ended December 31, 2007 and 2006

General. Net loss increased $34,000, or 226.7%, to a loss of $49,000 for the three months ended December 31, 2007 compared to the same period in the prior year due primarily to a $121,000 increase in non-interest expenses, offset by a $78,000 increase in net interest income.

Net Interest Income. The following table summarizes interest income and expense for the three months ended December 31, 2007 and 2006.

	Three Months Ended December 31,
	2007	2006	% change
	(Dollars in thousands)
Interest Income:
Loans, including fees	$1,890	$1,766	7.0%
Investment securities	101	94	7.5
Other	303	62	388.7

Total interest income	2,294	1,922	19.4

Interest Expense:
Deposits	1,302	925	40.8
Federal Home Loan Bank advances	95	178	(46.6)

Total interest expense	1,397	1,103	26.7

Net interest income	$897	$819	9.5%

The following table summarizes average balances and average yield and costs for the three months ended December 31, 2007 and 2006.

	Three months ended December 31,
	2007		2006
	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost
	(Dollars in thousands)
Loans	$119,665	6.32%	$113,534	6.22%
Investment securities	7,364	5.49	7,492	5.02
Interest-earning deposits	812	4.93	4,680	4.19
Federal funds sold	25,848	4.53	1,152	4.51
Interest-bearing deposits	132,561	3.93	98,313	3.76
Federal Home Loan Bank advances	8,000	4.75	15,435	4.61

Net interest income for the three months ended December 31, 2007 increased $78,000, or 9.5%, compared to the same period last year, as a result of an increase in federal funds sold due to the proceeds from the branch acquisition and a decrease in interest expense due to a decrease in Federal Home Loan Bank advances offset by a larger average balance of interest-bearing deposits. Total interest income increased as a result of the growth in average interest-earning assets to $153.7 million from $126.9 million. The growth in average interest-earning assets was mainly due to an increase in federal funds sold, attributable to the assumption of deposits in the branch acquisition. Total interest expense increased as a result of an increase in the average balance of deposits to $132.6 million, compared to average deposits of $98.3 million in 2006. Interest expense on deposits increased due to a higher average balance of deposits and an increase in the average interest rate paid on deposits, which increased to 3.93% from 3.76%, due to a higher interest rate environment.

Provision for Loan Losses. The following table summarizes the activity in the allowance for loan losses for the three months ended December 31, 2007 and 2006.

	Three Months Ended December 31,
	2007	2006
	(In thousands)
Allowance at beginning of period	$422	$402
Provision for loan losses	24	—
Charge-offs	(6)	—

Allowance at end of period	$440	$402

The allowance for loan losses increased $18,000 to $440,000 for the three months ended December 31, 2007. Provision expense was $24,000 for the three months ended December 31, 2007 versus $0 for the same period in 2006. The increase in the provision for loan losses reflects an increase in the loan portfolio and nonperforming assets in 2007.

The following table provides information with respect to our nonperforming assets at the dates indicated. The Company did not have any accruing loans past due 90 days or more or foreclosed real estate at the dates presented.

	At December 31, 2007	At June 30, 2007	% change
	(Dollars in thousands)
Nonaccruing loans:
One- to four-family	$51	$149	65.8%
Other Consumer	135	3	4,400.0

Total	186	152	22.4

Troubled debt restructuring (1)	64	64	—
Other repossessed assets	20	44	(54.6)

Total non-performing assets	$270	$260	3.9

Total non-performing loans to total loans	0.15%	0.13%	15.4
Total non-performing loans to total assets	0.11	0.11	—
Total non-performing assets to total assets	0.17	0.15	13.3

(1)	As defined in Statement of Financial Accounting Standards No. 15.

Nonperforming assets increased $10,000, or 3.9%, primarily due to an increase in nonaccruing mobile home loans (four loans totaling $135,000), offset by a decrease in nonaccruing one- to four-family loans and other repossessed assets.

Noninterest Income. The following table summarizes noninterest income for the three months ended December 31, 2007 and 2006.

	Three Months Ended December 31,
	2007	2006	% change
	(Dollars in thousands)
Service fees on deposits	$33	$27	22.2%
Service fees on loans	6	7	(14.3)
Income from investment in life insurance policy	18	19	(5.3)
Other income	23	11	109.1

	$80	$64	25.0

The increase in other income of $12,000, or 109.1%, was due primarily to an increase in miscellaneous fees.

Noninterest Expenses. The following table summarizes noninterest expenses for the three months ended December 31, 2007 and 2006.

	Three Months Ended December 31,
	2007	2006	% change
	(Dollars in thousands)
Compensation and related expenses	$580	$511	13.5%
Occupancy	62	42	47.6
Data processing	99	82	20.7
Telephone and postage	16	15	6.7
Advertising	32	26	23.1
Professional fees	56	65	(13.9)
Equipment expense	45	36	25.0
Other	140	132	6.1

Total	$1,030	$909	13.3

Efficiency ratio (1)	105.4%	102.9%

(1)	Computed as noninterest expenses divided by the sum of net interest income and other income.

Total non-interest expenses increased $121,000, or 13.3%. Compensation and related expenses increased $69,000, or 13.5%, primarily as a result of increases in personnel related to the new branch. Occupancy expenses increased primarily due to increase in rental expense related to the new branch. Other expenses increased $20,000, or 16.7%, as a result of increases in office supplies, information technology expenses, bank charges and insurance mainly as a result of the acquisition of a new branch. Advertising increased as the Company increased its loan product promotions. Data processing costs increased due to additional charges related to the branch acquisition.

Income Taxes. Provision for income taxes (benefit) increased $17,000, or 154.6%, from a benefit of $11,000 for the three months ended December 31, 2006 to $28,000 for the three months ended December 31, 2007. The effective tax rate was 42.3% for the three months ended December 31, 2006 compared to 36.4% for the three months ended December 31, 2007. The increase in the effective tax rate was due to the change in the Maryland income tax rate and the impact this had on deferred tax balances.

Results of Operations for the Six Months Ended December 31, 2007 and 2006

General. Net income decreased $42,000, or 280.0%, to a loss of $27,000 for the six months ended December 31, 2007 compared to net income of $15,000 for the same period in the prior year due primarily to an increase in provision for loan losses and non-interest expenses which were partially offset by an increase in net interest income.

Net Interest Income. The following table summarizes changes in interest income and expense for the six months ended December 31, 2007 and 2006.

	Six Months Ended December 31,
	2007	2006	% change
	(Dollars in thousands)
Interest Income:
Loans, including fees	$3,770	$3,521	7.1%
Investment securities	187	186	0.5
Other	526	99	431.3

Total interest income	4,483	3,806	17.8

Interest Expense:
Deposits	2,381	1,813	31.3
Federal Home Loan Bank advances	289	341	(15.3)

Total interest expense	2,670	2,154	24.0

Net interest income	$1,813	$1,652	9.8

The following table summarizes average balances and average yield and costs for the six months ended December 31, 2007 and 2006.

	Six Months Ended December 31,
	2007		2006
	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost
	(Dollars in thousands)
Loans	$119,138	6.33%	$113,435	6.21%
Investment securities	6,597	5.70	7,482	4.97
Interest-earning deposits	567	4.94	3,627	3.97
Federal funds	20,621	4.96	1,152	4.65
Deposits	121,323	3.93	97,638	3.71
Federal Home Loan Bank advances	11,595	4.98	14,946	4.56

Net interest income for the six months ended December 31, 2007 increased $161,000, or 9.8%, compared to the same period last year, as a result of an increase in federal funds sold due to the proceeds from the branch acquisition and a decrease in interest expense for Federal Home Loan Bank advances, offset by a larger average balance of interest-bearing deposits. Total interest income increased as a result of the growth in average interest-earning assets to $146.9 million from $125.7 million. The growth in average interest-earning assets was mainly due to an increase in federal funds sold, attributable to the assumption of deposits in the branch acquisition, and, to a lesser extent, loan growth.

Total interest expense increased as a result of an increase in the average balance of deposits to $121.3 million, compared to average deposits of $112.6 million in 2006. Interest expense on deposits increased due to a higher average balance of deposits and an increase in the average interest rate paid on deposits, which increased to 3.93% from 3.71% in 2006, due to a higher interest rate environment.

Provision for Loan Losses. The following table summarizes the activity in the allowance for loan losses for the six months ended December 31, 2007 and 2006.

	Six Months Ended December 31,
	2007	2006
	(In thousands)
Allowance at beginning of period	$402	$410
Provision for loan losses	44	5
Charge-offs	(6)	(13)

Allowance at end of period	$440	$402

The provision for loan losses increased $39,000 to $44,000 for the six months ended December 31, 2007. The increase in the provision for loan losses reflects an increase in the loan portfolio and non-performing assets.

Noninterest Income. The following table summarizes noninterest income for the six months ended December 31, 2007 and 2006.

	Six Months Ended December 31,
	2007	2006	% change
	(Dollars in thousands)
Service fees on deposits	$64	$57	21.3%
Service fees on loans	14	14	—
Income from investment in life insurance	35	49	(28.6)
Other income	39	23	69.6

	$152	$143	6.3

The increase in noninterest income was due to increases in service fees on deposits and other income offset by decreases in income from life insurance. The increase in other income of $16,000 or 69.6%, was due primarily to an increase in ATM charges and debit card fees. Income from investment in life insurance decreased $14,000 or 28.6% due to a decrease in the return on the life insurance policies and a decrease in the cost of funds spread.

Noninterest Expenses. The following table summarizes noninterest expenses for the six months ended December 31, 2007 and 2006.

	Six Months Ended December 31,
	2007	2006	% change
	(Dollars in thousands)
Compensation and related expenses	$1,116	$1,028	8.6%
Occupancy	117	87	34.5
Data processing	174	148	17.6
Telephone and postage	33	32	3.1
Advertising	62	50	24.0
Professional fees	117	132	(11.4)
Equipment expense	87	69	26.1
Other	253	219	15.5

Total	$1,959	$1,765	11.0

Efficiency ratio (1)	99.7%	98.3%

(1)	Computed as noninterest expenses divided by the sum of net interest income and other income.

Total non-interest expenses increased $194,000, or 11.0%, primarily as a result of increases in compensation and related expenses, occupancy, and data processing expenses. Occupancy expenses increased primarily due to increase in rental expense related to the new branch. Other expenses increased $58,000, or 28.6%, as a result of increases in office supplies, information technology expenses, bank charges and insurance mainly as a result of the acquisition of a new branch. Advertising increased as the Company increased its loan product promotions. Data processing costs increased due to additional charges related to the branch acquisition.

Income Taxes. Provision for income taxes (benefit) decreased $21,000, or 210.0%, from $10,000 for the six months ended December 31, 2006 to a benefit of $11,000 for the six months ended December 31, 2007. The effective tax rate was 28.9% for the six months ended December 31, 2007 compared to 40.0 % for the six months ended December 31, 2006. The decrease in the effective tax rate was due to the change in the Maryland income tax rate and the impact this had on deferred tax balances.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2007, cash and cash equivalents totaled $20.1 million, including federal funds sold of $18.5 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $3.4 million at December 31, 2007. In addition, at December 31, 2007, we had the ability to borrow a total of approximately $40.9 million from the Federal Home Loan Bank of Atlanta. On that date, we had advances outstanding of $8.0 million.

At December 31, 2007, we had $1.8 million in loan commitments outstanding, which included $832,000 in commitments to purchase mobile home loans. In addition to commitments to originate loans, we had $2.5 million in unused lines of credit and $3.3 million of construction loans in process. Certificates of deposit due within one year of December 31, 2007 totaled $41.1 million, or 30.3% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and lines of credit. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2007. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

	Six months ended December 31,
	2007	2006
	(In thousands)
Investing activities:
Loan originations	$9,771	$2,563
Loan and participation purchases	2,272	181
Securities purchases	6,281	68

Financing activities:
Increase in deposits	37,313	1,610
(Decrease) Increase in Federal Home Loan Bank advances	(5,500)	2,000

We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2007, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

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

For the six months ended December 31, 2007 and the year ended June 30, 2007, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the Company’s repurchases of its common stock during the quarter ended December 31, 2007.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2007 to October 31, 2007	—	$—	—	50,277

November 1, 2007 to November 31, 2007	8,923	7.13	8,923	41,354

December 1, 2007 to December 31, 2007	16,850	7.03	16,850	24,504

Total	25,773	$7.06	25,773

Item 3.	Defaults upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on November 1, 2007. The results of the vote on the matters presented at the meeting are as follows:

1.	The following individuals were elected as directors, each for a three-year term:

	Votes for	Votes Withheld
Robert R. Kern, Jr.	2,351,402	150,378
Edmund T. Leonard	2,352,246	149,534
Frank W. Dingle	2,351,115	150,665
Carolyn M. Mroz	2,352,246	149,534

2.	The appointment of Beard Miller Company LLP as auditor for the Company for the fiscal year ending June 30, 2008 was ratified by stockholders by the following vote:

For: 2,476,027	Against: 23,031	Abstain: 2,722

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Charter of BV Financial, Inc. (1)
3.2	Bylaws of BV Financial, Inc. (1)
4.0	Stock Certificate of BV Financial, Inc. (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification

(1)	Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange Commission on the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-119083.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BV FINANCIAL, INC.

Dated: February 12, 2008	By:	/s/ Carolyn M. Mroz
Carolyn M. Mroz
President and Chief Executive Officer
(principal executive officer)

Dated: February 12, 2008	By:	/s/ Edmund T. Leonard
Edmund T. Leonard
Chairman of the Board and
Chief Financial Officer
(principal financial and accounting officer)