Form 10QSB
period 2008-03-31
BV Financial, Inc.
filed 2008-05-13
CIK 1302387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

As of May 9, 2008, there were 2,429,532 shares of the registrant’s common stock outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

BV FINANCIAL, INC.

Form 10-QSB

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BV FINANCIAL, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

(unaudited)

	March 31, 2008	June 30, 2007
	(Dollars in thousands, except per share data)
ASSETS
Cash	$1,482	$1,547
Interest bearing deposits in other banks	395	199
Federal funds sold	9,213	3,810

Cash and Cash Equivalents	11,090	5,556
Securities available for sale	9,404	3,300
Securities held to maturity	11,136	2,656
Loans receivable, net of allowance for loan losses March 31, 2008 - $543; June 30, 2007 - $402	121,624	116,051
Goodwill	3,940	–
Premises and equipment, net	2,367	2,404
Federal Home Loan Bank of Atlanta stock, at cost	654	848
Investment in life insurance	2,030	1,978
Accrued interest receivable	654	538
Other assets	1,290	679

Total Assets	$164,189	$134,010

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Non-interest bearing deposits	$5,985	$3,571
Interest bearing deposits	131,092	94,921

Total deposits	137,077	98,492
Federal Home Loan Bank advances	7,500	13,500
Official checks	595	1,779
Advance payments by borrowers for taxes and insurance	837	1,139
Other liabilities	1,333	882

Total Liabilities	147,342	115,792

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 9,000,000 shares authorized; 2,645,000 shares issued; 2,429,532 and 2,541,859 shares outstanding as of March 31, 2008 and June 30, 2007, respectively	26	26
Paid-in capital	11,118	11,083
Unearned employee stock ownership plan shares	(773)	(825)
Treasury stock, at cost; 215,468 shares and 103,141 shares as of March 31, 2008 and June 30, 2007, respectively	(1,837)	(878)
Retained earnings	8,349	8,866
Accumulated other comprehensive loss	(36)	(54)

Total Stockholders’ Equity	16,847	18,218

Total Liabilities and Stockholders’ Equity	$164,189	$134,010

See notes to Unaudited Consolidated Financial Statements.

BV FINANCIAL, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
	(Dollars in thousands, except per share data)
INTEREST INCOME
Loans, including fees	$1,866	$1,766	$5,636	$5,287
Investment securities	203	89	390	276
Other	118	56	644	154

Total Interest Income	2,187	1,911	6,670	5,717
INTEREST EXPENSE
Deposits	1,217	924	3,598	2,737
Federal Home Loan Bank advances	90	151	379	492

Total Interest Expense	1,307	1,075	3,977	3,229

Net Interest Income	880	836	2,693	2,488
PROVISION FOR LOAN LOSSES	118	—	162	5

Net Interest Income after Provision for Loan Losses	762	836	2,531	2,483

NON-INTEREST INCOME
Service fees on deposits	27	31	91	88
Service fees on loans	8	7	22	21
Income from investment in life insurance	18	17	53	66
Other income	19	13	58	36

Total Non-Interest Income	72	68	224	211

NON-INTEREST EXPENSES
Compensation and related expenses	595	507	1,711	1,535
Occupancy	74	43	191	130
Data processing	102	69	276	217
Telephone and postage	17	15	50	47
Advertising	29	26	91	76
Professional fees	55	49	172	181
Equipment	44	36	131	105
Other	138	118	391	337

Total Non-Interest Expenses	1,054	863	3,013	2,628

(Loss) Income before Income Taxes	(220)	41	(258)	66
(BENEFIT) PROVISION FOR INCOME TAXES	(106)	19	(117)	29

Net (Loss) Income	$(114)	$22	$(141)	$37

BASIC AND DILUTED (LOSS) EARNINGS PER SHARE	$(0.05)	$0.01	$(0.06)	$0.01
DIVIDENDS DECLARED PER SHARE	$0.05	$0.05	$0.15	$0.10

See Notes to Unaudited Consolidated Financial Statements.

BV FINANCIAL, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For Three Months Ended March 31,		For Nine Months Ended March 31,
	2008	2007	2008	2007
	(In thousands)
Net (Loss) Income	$(114)	$22	$(141)	$37
Unrealized net holding gains on available-for-sale securities, net of taxes of $6, $2, $12 and $19	9	3	18	26

Comprehensive (Loss) Income	$(105)	$25	$(123)	$63

See Notes to Unaudited Consolidated Financial Statements.

BV FINANCIAL, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended March 31,
	2008	2007
	(In thousands)
Cash Flows from Operating Activities
Net income (loss)	$(141)	$37
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Net amortization of discounts and premiums	4	5
Provision for loan losses	162	5
Amortization of deferred loan fees/costs	53	55
Provision for depreciation	124	112
Increase in cash surrender value of life insurance	(53)	(66)
Stock-based compensation expense	144	186
Amortization of core deposit intangible	80	—
Increase in other assets	(778)	(125)
Increase in other liabilities	231	139

Net Cash (Used in) Provided by Operating Activities	(174)	348

Cash Flows from Investing Activities
Purchases of securities available for sale	(6,117)	(103)
Purchases of securities held to maturity	(11,352)	—
Proceeds from maturity of securities available for sale	—	1,000
Proceeds from maturity of securities held to maturity	2,500	—
Principal collected on mortgage backed securities	412	131
Net increase in loans	(5,920)	(504)
Sale (Purchase) of loans	90	(384)
Purchase of premises and equipment	(87)	(61)
Purchase of Federal Home Loan Bank stock	—	91
Proceeds from the sale of Federal Home Loan Bank stock	194	—
Net cash received in branch acquisition	43,002	—

Net Cash Provided by Investing Activities	22,722	170

Cash Flows Used in Financing Activities
Decrease in official checks	(1,184)	(3,699)
Net increase (decrease) in deposits	(8,357)	3,032
Decrease in advance payments by borrowers for taxes and insurance	(302)	(301)
Advances from Federal Home Loan Bank	7,500	2,000
Repayment of advances from Federal Home Loan Bank	(13,500)	(3,000)
Cash dividends paid	(155)	(119)
Treasury stock repurchased	(1,016)	(352)

Net Cash Used In Financing Activities	(17,014)	(2,439)

Net Increase (Decrease) in Cash and Cash Equivalents	5,534	(1,921)
Cash and Cash Equivalents – Beginning	5,556	9,079

Cash and Cash Equivalents – Ending	$11,090	$7,158

Supplementary Cash Flows Information
Interest paid	$3,594	$3,226

Income taxes paid	$63	$130

Net loans transferred to foreclosed real estate/repossessed assets	$42	$7

See Notes to Unaudited Consolidated Financial Statements.

BV FINANCIAL, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2008

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America. However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the entire year. These unaudited consolidated financial statements should be read in conjunction with BV Financial Inc.’s (the “Company” or “BV Financial”) Annual Report on Form 10-KSB for the year ended June 30, 2007.

Principles of Consolidation

The consolidated financial statements at March 31, 2008 and June 30, 2007 and for the three and nine months ended March 31, 2008 include the accounts of the Company, Bay-Vanguard Federal Savings Bank (the “Bank”) and its wholly-owned subsidiary, Housing Recovery Corporation. All intercompany balances and transactions have been eliminated in consolidation.

(2)	(Loss) Earnings Per Share

Basic (loss) earnings per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the appropriate period. Unearned shares under the Bay-Vanguard Federal Savings Bank Employee Stock Ownership Plan (“ESOP”) are not included in outstanding shares. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding as adjusted for the dilutive effect of stock options and unvested stock awards based on the “treasury stock” method. The dilutive effect of stock options and unvested stock awards are not considered in the computation of diluted loss per share as such instruments would be anti-dilutive. Information related to the calculation of (loss) earnings per share is summarized for the three and nine months ended March 31, 2008 and 2007 as follows:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2008		2007		2008		2007
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
	(In thousands)				(In thousands)
Net (loss) income	$(114)	$(114)	$22	$22	$(141)	$(141)	$37	$37

Weighted average common shares outstanding	2,353	2,353	2,487	2,487	2,383	2,383	2,499	2,499

Dilutive securities:
Restricted stock	—	—	—	—	—	—	—	1
Stock options	—	—	—	—	—	—	—	—

Dilutive weighted average shares	2,353	2,353	2,487	2,487	2,383	2,383	2,499	2,500

(3)	Branch Acquisition

On August 24, 2007, the Bank acquired a branch office located at 8070 Ritchie Highway in Pasadena, Maryland from Greater Atlantic Bank. The Bank paid a premium of $4.4 million on the net liabilities, primarily deposits, assumed at closing. The premium primarily constitutes goodwill, which will not be amortized and a core deposit intangible of $506,000, which is being amortized over seven years. At the time of closing, the branch office had $51.5 million in deposits.

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

The Compensation cost charged against income for the Plan was $31,000 and $104,000 for the three and nine months ended March 31, 2008, respectively, and $39,000 and $140,000 for the three and nine months ended March 31, 2007, respectively. The total income tax benefit recognized was $8,000 and $31,000 for the three and nine months ended March 31, 2008, respectively, and $10,000 and $33,000 for the three and nine months ended March 31, 2007, respectively.

At March 31, 2008, there was $279,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted average period of 2.7 years.

(5)	Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company adopted the provisions of FIN 48 on July 1, 2007 and determined that upon adoption, it had no impact on our financial statements.

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

In December 2007, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157,” that permits a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, that the adoption of FSP 157-2 will have on the Company’s operating income or net earnings.

In September 2006, the FASB’s Emerging Issues Task Force (EITF) issued EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee’s benefit during his or her retirement, then the liability recognized during the employee’s active service period should be based on the future cost of insurance to be incurred during the employee’s retirement. Alternatively, if the policy holder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106 or Accounting Principles Board (APB) Opinion No. 12, as appropriate. For transition, an entity can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption. Implementation is required in fiscal years beginning after December 15, 2007, with early adoption permitted. The Company adopted EITF 06-4 during the current quarter by a cumulative-effect adjustment to the balance in retained earnings of $221,544. In addition, the Company estimates that the adoption of EITF 06-4 will result in an additional annual expense of approximately $60,000.

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

FASB Statement No. 141(R) “Business Combinations” was issued in December 2007. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. The Company believes that this new pronouncement will impact acquisitions made after July 1, 2009.

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

Staff Accounting Bulletin No. 110 (“SAB 110”) amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. SAB 110 was effective January 1, 2008 and did not have an impact as no grants have been made in 2008.

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

Management reviews the level of the allowance on a quarterly basis, at a minimum, and establishes the provision for loan losses based on an evaluation of the portfolio, past loss experience, economic conditions and business conditions affecting its primary market area, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, the duration of the current business cycle, bank regulatory examination results and other factors related to the collectibility of the loan portfolio. Although the Company believes that it uses the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary if certain future events occur that cause actual results to differ from the assumptions used in making the evaluation. For example, a downturn in the local economy could cause increases in nonperforming loans. Additionally, a decline in real estate values could cause some of the Company’s loans to become inadequately collateralized. In either case, this may require the Company to increase its provisions for loan losses, which would negatively impact earnings. See “Results of Operations for the Three Months Ended March 31, 2008 and 2007 – Provisions for Loan Losses” for a description of the increase in the provision for loan losses during the quarter ended March 31, 2008. Further, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews the Company’s allowance for loan losses.

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

Comparison of Financial Condition at March 31, 2008 and June 30, 2007

Total assets increased $30.1 million, or 22.5%, to $164.1 million at March 31, 2008 from $134.0 million at June 30, 2007 primarily due to the proceeds from the acquisition of a branch office from Greater Atlantic Bank on August 24, 2007. At the time of the closing, the branch office had $51.5 million in deposits.

Loans receivable increased $5.6 million, or 4.8%, to $121.6 million at March 31, 2008 from $116.0 million at June 30, 2007, primarily due to a $1.0 million increase in residential real estate loans, a $1.4 million increase in land loans and a $2.4 million increase in non-residential and commercial loans. Non-residential loans increased due to the Bank’s focus on shorter-term higher-rate loan products. Residential loans increased due to competitive rates and marketing efforts in our local communities. The change in loan composition also reflected a reclassification of a $1.9 million commercial line of credit loan to a land development loan.

Securities increased $14.6 million, or 244.9%, from $6.0 million at June 30, 2007 primarily due to the purchase of $6.0 million in medium-term Federal Home Loan Bank notes, $8.3 million in mortgage-backed securities, $2.0 million in agency notes and a $1.0 million Federal Farm Credit Bank note, offset by the maturity of a $500,000 Fannie Mae note and the call of $2.0 million in agency notes.

Cash and cash equivalents increased $5.5 million, or 99.6%, from $5.6 million at June 30, 2007 to $11.1 million at March 31, 2008, due to the receipt of funds in connection with the branch acquisition.

Deposits increased $38.6 million, or 39.2%, to $137.1 million at March 31, 2008, primarily due to the branch acquisition. The increase in deposits was offset primarily by a $7.2 million reduction in certificates of deposit and a $1.6 million reduction in savings accounts as the Bank continued its efforts to reduce the cost of funds by reducing the rates paid on deposits. Federal Home Loan Bank advances decreased $6.0 million, or 44.4%, to $7.5 million at March 31, 2008 as funds from the branch acquisition were used to pay down borrowings.

Total equity decreased $1.4 million, or 7.5%, to $16.8 million at March 31, 2008 primarily as a result of the repurchase of 125,981 shares of BV Financial stock at an average price of $8.05, the payment of dividends and by the net loss for the period.

Results of Operations for the Three Months Ended March 31, 2008 and 2007

General. Net income decreased $136,000, or 618.2%, to a loss of $114,000 for the three months ended March 31, 2008 compared to the same period in the prior year due primarily to a $118,000 increase in the provision for loan losses, a $191,000 increase in non-interest expenses, offset by a $44,000 increase in net interest income and a $125,000 decrease in the provision for income taxes.

Net Interest Income. The following table summarizes interest income and expense for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007	% change
	(Dollars in thousands)
Interest Income:
Loans, including fees	$1,866	$1,766	5.7%
Investment securities	203	89	128.1
Other	118	56	110.7

Total interest income	2,187	1,911	14.4

Interest Expense:
Deposits	1,217	924	31.7
Federal Home Loan Bank advances	90	151	(40.4)

Total interest expense	1,307	1,075	21.6

Net interest income	$880	$836	5.3

The following table summarizes average balances and average yield and costs for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008		2007
	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost
	(Dollars in thousands)
Loans	$120,560	6.19%	$113,444	6.23%
Investment securities	16,244	5.00	6,997	5.09
Interest-bearing deposits	545	3.67	3,428	4.08
Federal funds sold	14,084	3.21	1,614	5.20
Interest-bearing deposits	130,673	3.73	99,326	3.72
Federal Home Loan Bank advances	7,687	4.68	13,673	4.42

Net interest income for the three months ended March 31, 2008 increased $44,000, or 5.3%, compared to the same period last year, as a result of an increase in federal funds sold and investment securities due to the proceeds from the branch acquisition and a decrease in interest expense due to a decrease in Federal Home Loan Bank advances offset by a larger average balance of interest-bearing deposits. Total interest income increased as a result of the growth in average interest-earning assets to $151.4 million from $125.5 million. The growth in average interest-earning assets was mainly due to an increase in federal funds sold and investment securities, attributable to the assumption of deposits in the branch acquisition. Total interest expense increased as a result of an increase in the average balance of deposits to $130.7 million, compared to average deposits of $99.3 million in 2007. Interest expense on deposits increased due principally to a higher average balance of deposits.

Provision for Loan Losses. The following table summarizes the activity in the allowance for loan losses for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Allowance at beginning of period	$440	$402
Provision for loan losses	118	—
Charge-offs	(15)	—

Allowance at end of period	$543	$402

The provision for loan losses increased from zero for the three months ended March 31, 2007 to $118,000 for the three months ended March 31, 2008. The increase in the provision for loan losses in part reflects deterioration in a $1.0 million construction loan in which payment by the borrower was conditioned on the sale of the completed properties. While the borrower is current on his payments, the inability of the borrower to successfully sell the properties in the foreseeable future has caused the loan to be downgraded and the additional reserve to be recognized. Additionally, as noted below, the increased provision is responsive to an increase in nonperforming assets. Charge-offs consisted of $4,000 on a mobile home loan and $11,000 on a boat loan.

The following table provides information with respect to our nonperforming assets at the dates indicated. The Company did not have any accruing loans past due 90 days or more or foreclosed real estate at the dates presented.

	At March 31, 2008	At June 30, 2007	% change
	(Dollars in thousands)
Nonaccruing loans:
One- to four-family	$210	$149	40.9%
Construction	1,161	—	100+
Mobile home	52	—	100+
Other consumer	—	3	(100.0)

Total	1,423	152	836.2

Troubled debt restructuring (1)	46	64	(28.1)
Other repossessed assets	42	44	(4.6)

Total non-performing assets	$1,511	$260	481.2

Total non-performing loans to total loans	1.17%	0.13%	800.0%
Total non-performing loans to total assets	0.87	0.11	690.9
Total non-performing assets to total assets	0.92	0.15	520.0

(1)	As defined in Statement of Financial Accounting Standards No. 15.

Nonperforming assets increased $1.3 million, or 481.1%, primarily due to a $1.2 million residential construction loan. Management believes the collateral value is more than adequate.

Noninterest Income. The following table summarizes noninterest income for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007	% change
	(Dollars in thousands)
Service fees on deposits	$27	$31	(12.9)%
Service fees on loans	8	7	14.3
Income from investment in life insurance policy	18	17	5.9
Other income	19	13	46.2

Total	$72	$68	5.9

The increase in non-interest income was due to increases in debit card and ATM fees, offset by a decrease in service fees on deposits.

Noninterest Expenses. The following table summarizes noninterest expenses for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007	% change
	(Dollars in thousands)
Compensation and related expenses	$595	$507	17.4%
Occupancy	74	43	72.1
Data processing	102	69	47.8
Telephone and postage	17	15	13.3
Advertising	29	26	11.5
Professional fees	55	49	12.2
Equipment	44	36	22.2
Other	138	118	17.0

Total	$1,054	$863	22.1

Efficiency ratio (1)	110.71%	95.46%

(1)	Computed as noninterest expenses divided by the sum of net interest income and other income.

Total non-interest expenses increased $191,000, or 22.1%. Compensation and related expenses increased $88,000, or 17.4%, primarily as a result of increases in personnel related to the new branch. Occupancy expenses increased primarily due to increase in rental expense related to the new branch. Other expenses increased $20,000, or 17.0%, as a result of increases in office supplies, information technology expenses, bank charges and insurance mainly as a result of the acquisition of a new branch. Advertising increased as the Company increased its loan product promotions. Data processing costs increased due to additional charges related to the branch acquisition.

Income Taxes. Provision for income taxes (benefit) decreased $125,000, or 657.9%, from an expense of $19,000 for the three months ended March 31, 2007 to a tax benefit of $106,000 for the three months ended March 31, 2008. The effective tax rate was 46.3% for the three months ended March 31, 2007 compared to 48.2% for the three months ended March 31, 2008.

Results of Operations for the Nine Months Ended March 31, 2008 and 2007

General. Net income decreased $178,000, or 481.1%, to a loss of $141,000 for the nine months ended March 31, 2008 compared to the same period in the prior year due primarily to a $157,000 increase in the provision for loan losses, a $385,000 increase in non-interest expenses, offset by a $205,000 increase in net interest income and a $146,000 decrease in the provision for income taxes.

Net Interest Income. The following table summarizes changes in interest income and expense for the nine months ended March 31, 2008 and 2007.

	Nine Months Ended March 31,
	2008	2007	% change
	(Dollars in thousands)
Interest Income:
Loans, including fees	$5,636	$5,287	6.6%
Investment securities	390	276	41.3
Other	644	154	318.2

Total interest income	6,670	5,717	16.7

Interest Expense:
Deposits	3,598	2,737	31.5
Federal Home Loan Bank advances	379	492	(23.0)

Total interest expense	3,977	3,229	23.2

Net interest income	$2,693	$2,488	8.2

The following table summarizes average balances and average yield and costs for the nine months ended March 31, 2008 and 2007.

	Nine Months Ended March 31,
	2008		2007
	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost
	(Dollars in thousands)
Loans	$119,600	6.28%	$113,441	6.21%
Investment securities	9,789	5.31	7,319	5.03
Interest-earning deposits	568	4.23	3,409	4.15
Federal funds sold	18,458	4.51	1,152	5.56
Deposits	129,935	3.69	97,638	3.74
Federal Home Loan Bank advances	10,302	4.91	14,594	4.49

Net interest income for the nine months ended March 31, 2008 increased $205,000, or 8.2%, compared to the same period last year, as a result of an increase in loans and an increase in federal funds sold and investment securities due to the proceeds from the branch acquisition and a decrease in interest expense for Federal Home Loan Bank advances, offset by a larger average balance of interest-bearing deposits. Total interest income increased as a result of the growth in average interest-earning assets to

$148.4 million from $125.3 million. The growth in average interest-earning assets was mainly due to an increase in federal funds sold and investment securities, attributable to the assumption of deposits in the branch acquisition, and, to a lesser extent, loan growth.

Total interest expense increased as a result of an increase in the average balance of deposits to $129.9 million, compared to average deposits of $97.6 million in 2007.

Provision for Loan Losses. The following table summarizes the activity in the allowance for loan losses for the nine months ended March 31, 2008 and 2007.

	Nine Months Ended March 31,
	2008	2007
	(In thousands)
Allowance at beginning of period	$402	$410
Provision for loan losses	162	5
Charge-offs	(21)	(13)

Allowance at end of period	$543	$402

The provision for loan losses increased from $5,000 for the nine months ended March 31, 2007 to $162,000 for the nine months ended March 31, 2008. The increase in the provision for loan losses reflects deterioration in a $1.0 million construction loan in which payment by the borrower was conditioned on the sale of the completed properties. While the borrower is current on his payments, the inability of the borrower to successfully sell the properties in the foreseeable future has caused the loan to be downgraded and the additional reserve to be recognized. Additionally, as noted above, the increased provision is responsive to an increase in nonperforming assets. Charge-offs consisted of two mobile home loans for a total of $7,000 and two boat loans for a total of $14,000.

Noninterest Income. The following table summarizes noninterest income for the nine months ended March 31, 2008 and 2007.

	Nine Months Ended March 31,
	2008	2007	% change
	(Dollars in thousands)
Service fees on deposits	$91	$88	3.4%
Service fees on loans	22	21	4.8
Income from investment in life Insurance	53	66	(19.7)
Other income	58	36	61.1

	$224	$211	6.2

The increase in noninterest income was due to increases in debit and ATM card income, offset by a decrease in the return on the life insurance investment due to lower performance of the life insurance policies which may be attributed to the lower interest rate environment.

Noninterest Expenses. The following table summarizes noninterest expenses for the nine months ended March 31, 2008 and 2007.

	Nine Months Ended March 31,
	2008	2007	% change
	(Dollars in thousands)
Compensation and related expenses	$1,711	$1,535	11.5%
Occupancy	191	130	46.9
Data processing	276	217	27.2
Telephone and postage	50	47	6.4
Advertising	91	76	19.7
Professional fees	172	181	(5.0)
Equipment	131	105	24.8
Other	391	337	16.0

Total	$3,013	$2,628	14.7

Efficiency ratio (1)	103.29%	97.37%

(1)	Computed as noninterest expenses divided by the sum of net interest income and other income.

Total non-interest expenses increased $385,000, or 14.7%, primarily as a result of increases in compensation and related expenses, occupancy, and data processing expenses. Occupancy expenses increased primarily due to increase in rental expense related to the new branch. Other expenses increased $54,000, or 16.0%, as a result of the amortization of the core deposit premium which resulted from the branch acquisition and totaled $80,000, offset by a decrease in debit card expense due to start up costs in 2007 and the settlement costs of a lawsuit in 2007. Advertising increased as the Company increased its loan product promotions. Data processing costs increased due to additional charges related to the branch acquisition.

Income Taxes. Provision for income taxes decreased $146,000, or 503.5%, from $29,000 for the nine months ended March 31, 2007 to a benefit of $117,000 for the nine months ended March 31, 2008. The effective tax rate was 45.4% for the nine months ended March 31, 2008 compared to 43.9% for the nine months ended March 31, 2007.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2008, cash and cash equivalents totaled $11.1 million, including interest-bearing deposits of $395,000. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $9.4 million at March 31, 2008. In addition, at March 31, 2008, we had the ability to borrow a total of approximately $49.2 million from the Federal Home Loan Bank of Atlanta. On that date, we had advances outstanding of $7.5 million.

At March 31, 2008, we had $776,000 in loan commitments outstanding, which included $439,000 in commitments to purchase and originate mobile home loans. In addition to commitments to originate loans, we had $2.0 million in unused lines of credit and $2.4 million of construction loans in process. Certificates of deposit due within one year of March 31, 2008 totaled $37.5 million, or 27.3% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and lines of credit. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2008. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including risk-based capital measures. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2008, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit described in the liquidity and capital resources section.

For the nine months ended March 31, 2008 and the year ended June 30, 2007, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3A(T).	Controls and Procedures

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the Company’s repurchases of its common stock during the quarter ended March 31, 2008.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number Of Shares Purchased As Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2008 to January 31, 2008	20,900	$7.30	20,900	6,658

February 1, 2008 to February 29, 2008	6,658	6.78	6,658	—

March 1, 2008 to March 31, 2008	—	—	—	97,830

Total	27,558	$7.17	27,558

(1)	On August 16, 2007, BV Financial announced the adoption of a stock repurchase program to acquire up to 50,277 shares, or 5%, of BV Financial’s outstanding shares of common stock. On February 26, 2008, BV Financial announced the completion of its previously disclosed stock repurchase program of 50,277 shares of its common stock. On March 20, 2008, BV Financial announced the adoption of a stock repurchase program to acquire up to 97,830 shares, or 10%, of BV Financial’s outstanding shares of common stock, excluding shares held by Bay-Vanguard M.H.C. The program will continue until it is completed or terminated by the Board of Directors.

Item 3.	Defaults upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Charter of BV Financial, Inc. (1)

3.2	Bylaws of BV Financial, Inc. (1)

4.0	Stock Certificate of BV Financial, Inc. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification

(1)	Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange Commission on the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-119083.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BV FINANCIAL, INC.

Dated: May 12, 2008	By:	/s/ Carolyn M. Mroz
Carolyn M. Mroz
President and Chief Executive Officer
(principal executive officer)

Dated: May 12, 2008	By:	/s/ Edmund T. Leonard
Edmund T. Leonard
Chairman of the Board and Chief Financial Officer
(principal financial and accounting officer)