Form 10-K
period 2008-06-30
BV Financial, Inc.
filed 2008-09-26
CIK 1302387

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-51014

BV FINANCIAL, INC.

(Exact name of registrant in its charter)

Federal	14-1920944
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7114 North Point Road, Baltimore, Maryland	21219
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (410) 477-5000

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.01 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

        The aggregate market value of the voting and non-voting common equity held by non-affiliates at December 31, 2007 was $7.1 million, based upon the closing price of $7.90 as quoted on the OTC Electronic Bulletin Board for December 31, 2007. Solely for purposes of this calculation, the shares held by Bay-Vanguard, M.H.C. and the directors and executive officers of the issuer are deemed to be held by affiliates.

As of September 19, 2008, the issuer had 2,381,258 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

Management’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on the operations of BV Financial and its subsidiaries include, but are not limited to, the following: interest rate trends; the general economic climate in the market area in which we operate, as well as nationwide; our ability to control costs and expenses; competitive products and pricing; loan delinquency rates and changes in federal and state legislation and regulation. Additional factors that may affect our results are discussed in this Annual Report on Form 10-K under “Item 1A—Risk Factors.” These risks and uncertainties should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. BV Financial does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions, which may be made to any forward-looking statements or to reflect the occurrence of anticipated or unanticipated events.

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

Market Area

We are headquartered in Baltimore County, Maryland. In addition to our main office, we operate two branch offices in Baltimore City and two branch offices in Anne Arundel County, one of which we acquired in August 2007 from Greater Atlantic Bank. We consider Baltimore City, Baltimore County and Anne Arundel County to be our primary market area. The economy of our market area reflects a diverse cross-section of employment sectors. According to published statistics in 2000, the economies of Baltimore City and Baltimore County are primarily geared toward the service, trade, government, financial services and manufacturing sectors. The economy of Anne Arundel County is also geared toward those sectors. However, because of the Fort Meade Installation and the state government in Annapolis, Anne Arundel County has a stronger concentration of government employees. Additionally, Baltimore and Anne Arundel Counties reported a higher level of construction employment than Baltimore City, reflecting the level of growth in those counties. According to the United States Census Bureau, the population of Baltimore City, Baltimore County and Anne Arundel County in 2007 was estimated to be approximately 637,000, 789,000 and 512,000, respectively. The economy of our market area is strongest in suburban Anne Arundel County, which has experienced higher growth rates in population and households while maintaining low unemployment rates. Baltimore City, on the other hand, has seen its population and households decrease, which is reflective of the urban shift to suburban markets for job opportunities. Baltimore City also has a higher concentration of blue collar workers, lower per capita income levels and a higher level of unemployment than the state or national averages.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the several financial institutions operating in our market area and, to a lesser extent, from other financial service companies such as brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2007, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held approximately 0.22% of the deposits in the Baltimore-Towson, Maryland Metropolitan Statistical Area, which was the 55th largest market share out of the 84 financial institutions with offices in this metropolitan statistical area. In addition, banks owned by large bank holding companies such as Bank of America Corporation, Wachovia Corporation, SunTrust Banks, Inc. and M&T Bank Corporation also operate in our market area. These institutions are much larger than us and, therefore, have significantly greater resources that allow them to offer a wider variety of products and services.

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

Lending Activities

General. Our loan portfolio consists primarily of one- to four-family residential real estate loans. To a much lesser extent, our loan portfolio includes mobile home loans, construction loans, multi-family, commercial real estate loans, and consumer loans. Bay-Vanguard Federal historically originated and currently originates loans only for investment purposes. At June 30, 2008, Bay-Vanguard Federal had no loans that were held for sale.

One- to Four-Family Residential Real Estate Loans. Our primary lending activity is the origination of mortgage loans to enable borrowers to purchase or refinance existing homes in our market area. We only offer fixed- and adjustable- rate mortgage loans and primarily with terms of 15, 20 or 30 years. We offer adjustable-rate mortgage loans with interest rates and payments that adjust annually or every three years. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate equal to a percentage above the one year U.S. Treasury index. The maximum amount by which the interest rate may be increased or decreased is generally 200 basis points per adjustment period and the lifetime interest rate cap is generally 600 basis points over the initial interest rate of the loan. The loan fees charged, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions.

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

Mobile Home Loans. We originate mobile home loans directly and purchase mobile home loans from Forward National, the successor of Forward Financial Company, and Mainland Financial, which specialize in mobile home lending. At June 30, 2008, 14.0% of our mobile home portfolio was originated by us directly and 75.4% and 10.6% was purchased from Forward National and Mainland Financial, respectively. Our mobile home loans, which are made primarily to borrowers in Maryland and Pennsylvania, have terms of up to 25 years and fixed interest rates. We generally will finance up to a maximum of 90% of the value of the mobile home. We require that the borrower obtain hazard insurance. At June 30, 2008, we had 349 mobile homes loans, the average size of which was approximately $33,800.

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

	Forward National		Mainland Financial
	Year Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Deposit account balance, beginning of period	$407	$510	$17	$—
Losses on repossessions and fees and expenses on collections absorbed by Forward National	(65)	(24)	—	—
Deposits due to new loans	71	91	134	17
Withdrawals due to early payoffs	(171)	(170)	(5)	—

Deposit account balance, end of period	$242	$407	$146	$17

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

At June 30, 2008, the largest residential construction loan commitment was for $1.2 million, all of which was outstanding. At June 30, 2008, this loan was classified as substandard and was on non-accrual status. The loan was for the construction of four town homes in Baltimore City. These were speculative properties that the borrowers intended to sell upon completion. The borrowers have not been able to sell the properties due to the deterioration of the real estate market in the Baltimore Metropolitan area. Two of the town homes are completed and rented. The remaining two properties are substantially complete and will be rented upon completion. Each of the two borrowers will refinance two of the properties with the Bank. The interest rates on the loans will adjust annually after an initial two-year fixed rate period and have 25-year amortizations. Rental income will not cover the monthly payment on the loans. Thus, the borrowers will make up the difference out of their personal cash flows. The loan to value on the loans will be approximately 75%, based on current valuations.

At June 30, 2008, the largest commercial construction loan commitment was for $1.8 million, $1.4 million of which was outstanding. This loan was performing according to its terms at June 30, 2008.

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

We originate multi-family and commercial real estate loans for terms up to 25 years. Interest rates and payments on our adjustable-rate loans adjust every three, five or seven years after an initial three-, five- or seven- year period to a rate typically equal to 3-3.5% above the three-, five- or seven-year constant maturity Treasury index. There are no adjustment period or lifetime interest rate caps. Loan amounts generally do not exceed 75% of the appraised value. We require all properties securing multi-family and commercial real estate loans to be appraised by a board-approved independent licensed appraiser. Multi-family and commercial real estate loans also are generally supported by personal guarantees. At June 30, 2008, the largest multi-family and commercial real estate loan was a $1.9 million loan. This loan is secured by a restaurant located in Baltimore, Maryland and was performing according to its terms at June 30, 2008.

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

Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the building. If the estimate of value proves to be inaccurate, we may be confronted, at or before the maturity of the loan, with a building having a value that is insufficient to assure full repayment. If we are forced to foreclose on a building before or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we make loans to home builders who, at the time of loan origination, have not yet secured an end buyer for the home under construction. These loans typically carry higher risks than those associated with traditional construction loans. These increased risks arise because of the risk that there will be inadequate demand to ensure the sale of the property within an acceptable time. As a result, in addition to the risks associated with traditional construction loans, speculative construction loans carry the added risk that the builder will have to pay the property taxes and other carrying costs of the property until an end buyer is found.

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

Loan Originations, Purchases and Sales. Loan originations come from a number of sources. The primary sources of loan originations include existing customers, our in-house loan originators, advertising, referrals from customers and personal contacts by our staff. We currently utilize local mortgage brokers to assist with loan originations. We generally retain all of the loans that we originate for our portfolio; however, we will sell participation interests to local financial institutions, primarily on the portion of loans that exceed our borrowing limits. In fiscal 2008, we sold $890,000 participation interests. We did not sell participation interests in fiscal 2007.

Since April 2000, we have purchased mobile home loans from Forward National. Since February 2007, we have purchased mobile homes from Mainland Financial. We underwrite these loans. Forward National and Mainland Financial then close the loans and immediately assign them to us. We purchased $660,000 and $884,000 of mobile home loans from Forward National in fiscal 2008 and fiscal 2007, respectively. We purchased $869,000 and $128,000 of mobile home loans from Mainland Financial in fiscal 2008 and 2007.

From time to time, we purchase participation interests, primarily commercial real estate loans. At June 30, 2008 and 2007, we had approximately $7.1 million and $6.0 million of purchased participation loans, respectively. We perform our own underwriting analysis on each of our participation interests before purchasing such loans and therefore believe there is no greater risk of default on these obligations. However, in a purchased participation loan, we do not service the loan and thus are subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings. We are permitted to review all of the documentation relating to any loan in which we participate, including any annual financial statements provided by a borrower. Additionally, we receive periodic updates on the loan from the lead lender.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited by regulation to generally 15% of our unimpaired capital and surplus. At June 30, 2008, our regulatory limit on loans to one borrower was $1.4 million. At that date, our largest lending relationship was a $1.9 million loan secured by a restaurant in Baltimore, Maryland originated in 2006. That loan was performing according to its original terms at June 30, 2008. The limit on loans to one borrower decreased by $600,000 from the June 30, 2007 limit due primarily to intangible assets acquired in the purchase of our Pasadena branch. The reduced limit applies to new loan originations made after August 2007.

Loan Commitments. We issue commitments for fixed-rate and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers and generally expire in 60 days.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and municipal governments, deposits at the Federal Home Loan Bank of Atlanta and certificates of deposit of federally insured institutions. Within certain regulatory limits, we also may invest a portion of our assets in mutual funds. We also are required to maintain an investment in Federal Home Loan Bank of Atlanta stock. While we have the authority under applicable law to invest in derivative securities, our investment policy does not permit this investment. We had no investments in derivative securities at June 30, 2008.

At June 30, 2008, our investment portfolio totaled $18.6 million and consisted primarily of U.S. Treasury obligations and federal agency securities, mortgage-backed securities issued primarily by Fannie Mae, Freddie Mac and Ginnie Mae, and a mutual fund that invests in adjustable-rate mortgages.

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

Deposit Accounts. Substantially all of our depositors are residents of the State of Maryland. Deposits are attracted from within our market area through the offering of a broad selection of deposit instruments, including checking accounts, NOW and money market accounts, passbook and savings accounts and certificates of deposit. Additionally, our customers may use any M&T Bank ATM without a surcharge. At June 30, 2008, core deposits, which consist of savings, NOW and money market accounts, comprised 55.5% of our deposits. We do not utilize brokered funds. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing monthly. We use our money market account as a primary source of liquidity. Consequently, when we require additional liquidity we will offer the highest rates in our market area. When we do not require liquidity, our money market account rates are competitive. With regard to other deposit products, our current strategy is to offer competitive rates, and even higher rates on checking accounts, but not to be the market leader in every type and maturity.

Borrowings. We utilize advances from the Federal Home Loan Bank of Atlanta to supplement our supply of lendable funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Under its current credit policies, the Federal Home Loan Bank generally limits advances to 25% of a member’s assets and short-term borrowings of less than one year may not exceed 10% of the institution’s assets. The Federal Home Loan Bank determines specific lines of credit for each member institution. At June 30, 2008, we had the ability to borrow an additional $32.5 million from the Federal Home Loan Bank of Atlanta. Additionally, at June 30, 2008, the Bank had a $2.0 million unsecured demand line of credit facility with M&T Bank, which had no outstanding balance.

Personnel

As of June 30, 2008, we had 35 full-time employees and three part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

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

Activities Restrictions Applicable to Mutual Holding Companies. Pursuant to federal law and Office of Thrift Supervision regulations, a mutual holding company such as Bay-Vanguard, M.H.C., with appropriate OTS approvals, may engage in the following activities: (1) investing in the stock of a savings association; (2) acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company; (3) merging with or acquiring another holding company, one of whose subsidiaries is a savings association; (4) investing in a corporation, the capital stock of which is available for purchase by a savings association under federal law or under the law of any state where the subsidiary savings association or associations share their home offices; (5) furnishing or performing management services for a savings association subsidiary of such company; (6) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company; (7) holding or managing properties used or occupied by a savings association subsidiary of such company properties used or occupied by a savings association subsidiary of such company; (8) acting as trustee under deeds of trust; (9) any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of The Association Holding Company Act, unless the Office of Thrift Supervision, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987; and (10) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Office of Thrift Supervision.

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

The Office of Thrift Supervision is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, except: (1) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (2) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

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

Conversion of Bay-Vanguard, M.H.C. to Stock Form. Office of Thrift Supervision regulations permit Bay-Vanguard, M.H.C. to convert from the mutual form of organization to the capital stock form of organization. There can be no assurance when, if ever, a conversion transaction will occur. In a conversion transaction, a new holding company would be formed as the successor to BV Financial, Inc., Bay-Vanguard, M.H.C.’s corporate existence would end, and certain depositors of Bay-Vanguard Federal would receive the right to subscribe for additional shares of the new holding company. In a conversion transaction, each share of common stock held by stockholders other than Bay-Vanguard, M.H.C. would be automatically converted into a number of shares of common stock of the new holding company based on an exchange ratio determined at the time of conversion that ensures that stockholders other than Bay-Vanguard, M.H.C. own the same percentage of common stock in the new holding company as they owned in BV Financial, Inc. immediately before conversion. The total number of shares held by stockholders other than Bay-Vanguard, M.H.C. after a conversion transaction would be increased by any purchases by such stockholders in the stock offering conducted as part of the conversion transaction.

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

The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At June 30, 2008, Bay-Vanguard Federal met each of its capital requirements.

The following table presents Bay-Vanguard Federal’s capital position at June 30, 2008.

	Actual Capital	Required Capital	Excess Amount	Capital
				Actual Percent	Required Percent
	(Dollars in thousands)
Tangible	$8,869	$2,397	$6,472	5.6%	> 1.5%
Tier 1/Leverage	8,869	6,389	2,480	5.6	> 4.0
Tier 1/Risk-based	8,869	—	—	9.6	N/A
Total/Risk-based	9,578	7,373	2,205	10.4	> 8.0

Prompt Corrective Regulatory Action. The Office of Thrift Supervision is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the Office of Thrift Supervision is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date a savings institution is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company in an amount of up to the lesser of 5% of the savings association’s total assets when it was deemed to be undercapitalized or the amount necessary to achieve compliance with applicable capital regulations. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. Significantly undercapitalized institutions are subject to additional mandatory and discretionary restrictions.

Insurance of Deposit Accounts. Deposits of Bay-Vanguard Federal are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. Insurance premiums are based on a number of factors, primarily the risk of loss that insured institutions pose to the Deposit Insurance Fund. The Federal Deposit Insurance Corporation has the ability to adjust the insurance fund’s reserve ratio between 1.15% and 1.5%, depending on projected losses, economic changes and assessment rates at the end of a calendar year. The FDIC has adopted regulations that set assessment rates that took effect at the beginning of 2007 and continued in 2008. The current assessment rates for most banks vary between five cents and seven cents for every $100 of deposits. A change in insurance premiums could have an adverse effect on the operating expenses and results of operations of Bay-Vanguard Federal. We cannot predict what insurance assessment rates will be in the future. Assessment credits have been provided to institutions that paid high premiums in the past. Bay-Vanguard Federal paid $19,000 in FDIC insurance premiums for the year ended June 30, 2008.

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

QTL Test. Federal law requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered “qualified thrift investments.”

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of June 30, 2008, Bay-Vanguard Federal maintained 78.5% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

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

Bay-Vanguard Federal may make loans to its executive officers and directors in compliance with federal banking laws. Under such laws, Bay-Vanguard Federal’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is limited. The law limits both the individual and aggregate amount of loans Bay-Vanguard Federal may make to insiders based, in part, on Bay-Vanguard Federal’s capital position and requires certain board approval procedures to be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Loans to executive officers are subject to additional restrictions as to type and amount.

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

Assessments. Savings institutions are required to pay assessments to the Office of Thrift Supervision to fund the agency’s operations. The general assessments, paid on a semi-annual basis, are computed based upon the savings institution’s (including consolidated subsidiaries) total asset size, condition and complexity of portfolio. The OTS assessments paid by Bay-Vanguard Federal for the fiscal year ended June 30, 2008 totaled $50,000.

Federal Home Loan Bank System

Bay-Vanguard Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Bay-Vanguard Federal, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Bay-Vanguard Federal was in compliance with this requirement with an investment in Federal Home Loan Bank stock at June 30, 2008 of $654,000.

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

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $43.9 million; a 10% reserve ratio is applied above $43.9 million. The first $9.3 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually. Bay-Vanguard Federal complies with the foregoing requirements.

Federal and State Taxation

Federal Income Taxation

General. We report our income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns have been either audited or closed under the statute of limitations through tax year 2004. For its 2008 year, BV Financial’s maximum federal income tax rate was 34.0%.

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

State Taxation

For fiscal 2008 BV Financial was subject to Maryland’s Corporation Business Tax at the rate of 7.0% on its taxable income, before net operating loss deductions and special deductions for federal income tax purposes. The rate will increase to 8.25% for fiscal 2009. BV Financial and Bay-Vanguard, M.H.C. are required to file Maryland income tax returns because they are doing business in Maryland. For this purpose, “taxable income” generally means federal taxable income subject to certain adjustments (including addition of interest income on state and municipal obligations).

ITEM 1A.	RISK FACTORS

Changes in interest rates may hurt our earnings.

Short-term market interest rates (which we use as a guide to price our deposits) have until recently risen from historically low levels, while longer-term market interest rates (which we use as a guide to price our longer-term loans) have not. This “flattening” of the market yield curve has had a negative impact on our net interest margin, which has reduced our profitability. Our net interest margin was 2.48% for the year ended June 30, 2008 compared to 2.67% for the year ended June 30, 2007. Over the last year, however, the U.S. Federal Reserve decreased its target for the federal funds rate from 5.25% to 2.00%. Decreases in interest rates can result in increased prepayments of loans, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such loan proceeds into lower-yielding assets, which might also negatively impact our income. Additionally, if short-term interest rates rise, and if rates on our deposits reprice upwards faster than the rates on our long-term loans and investments, we would experience compression of our net interest margin, which would have a negative effect on our profitability. For further discussion of how changes in interest rates could impact us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Risk Management—Interest Rate Risk Management” and “—Net Portfolio Value Simulation Analysis.”

We may be more susceptible to increases in interest rates because of the relatively small amount of adjustable-rate loans currently in our portfolio and our heavy reliance on core deposits, especially our money market accounts, which reprice frequently. At June 30, 2008, $23.2 million, or 18.6% of our total loan portfolio, consisted of adjustable-rate loans. We attempt to limit our exposure to rises in interest rates through: offering adjustable-rate one-to-four family residential real estate loans; an investment in a mutual fund that invests in adjustable-rate mortgage loans; an increased focus on multi-family and commercial real estate lending, which emphasizes the origination of shorter-term adjustable-rate loans; and efforts to originate shorter-term fixed-rate loans. Our inability to successfully originate adjustable-rate multi-family and commercial real estate loans or shorter-term fixed-rate loans could result in further compression of our net interest margin in a rising interest rate environment, which could hurt our profits.

Our increased emphasis on multi-family and commercial lending may expose us to increased lending risks.

At June 30, 2008, $13.6 million, or 10.6%, of our loan portfolio consisted of multi-family and commercial real estate loans. We intend to increase our emphasis on these types of higher-yielding loans to provide us with the opportunity to increase profits. However, these types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential real estate loans because repayment of the loans often depends on the successful operation of the property and the income stream of borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential real estate loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential real estate loan.

Continued losses may have an adverse effect on our stock price.

We had a net loss of $330,000 for the year ended June 30, 2008. Contributing to the loss was: (1) an increase in the provision for loan losses; (2) an increase in non-interest expenses, primarily due to the branch office we acquired in August 2007; (3) a compression in our net interest margin due to the current interest rate environment; and (4) an impairment loss taken on equity securities. If and until we are able to return to profitability our stock price may be negatively affected.

Our level of non-performing loans expose us to increased lending risks. Further, our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

At June 30, 2008, our non-performing loans totaled $2.7 million, representing 2.1% of total loans. If these loans continue to not perform according to their terms and the collateral is insufficient to pay any remaining loan balance, we may experience loan losses, which could have a material effect on our operating results. Like all financial institutions, we maintain an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. We believe that our allowance for loan losses is maintained at a level adequate to absorb probable losses inherent in our loan portfolio as of the corresponding balance sheet date. However, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results.

In evaluating the adequacy of our allowance for loan losses, we consider numerous quantitative factors, including our historical charge-off experience, growth of our loan portfolio, changes in the composition of our loan portfolio and the volume of delinquent and classified loans. In addition, we use information about specific borrower situations, including their financial position and estimated collateral values, to estimate the risk and amount of loss for those borrowers. Finally, we also consider many qualitative factors, including general and economic business conditions, current general market collateral valuations, trends apparent in any of the factors we take into account and other matters, which are by nature more subjective and fluid. Our estimates of the risk of loss and amount of loss on any loan are complicated by the significant uncertainties surrounding our borrowers’ abilities to successfully execute their business models through changing economic environments, competitive challenges and other factors. Because of the degree of uncertainty and susceptibility of these factors to change, our actual losses may vary from our current estimates.

At June 30, 2008, our allowance for loan losses as a percentage of total loans was 0.57%. Our regulators, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to increase our allowance for loan losses by recognizing additional provisions for loan losses charged to expense, or to decrease our allowance for loan losses by recognizing loan charge-offs, net of recoveries. Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our financial condition and results of operations.

A downturn in the local economy or a decline in real estate values could hurt our profits.

Nearly all of our real estate loans are secured by real estate in the Baltimore metropolitan area. As a result of this concentration, a downturn in the local economy could cause significant increases in non-performing loans, which would hurt our profits. Additionally, a decrease in asset quality could require additions to our allowance for loan losses through increased provisions for loan losses, which would hurt our profits. In recent years, there were significant increases in real estate values in our market area. As a result of rising home prices, our loans have been well collateralized. However, these real estate values are beginning to decline, which could cause some of our mortgage loans to become inadequately collateralized, which would expose us to a greater risk of loss. For a discussion of our market area, see “Business—Market Area.”

Strong competition within our market area could hurt our profits and slow growth.

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and has occasionally forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. As of June 30, 2007, we held 0.22% of the deposits in the Baltimore-Towson, Maryland Metropolitan Statistical Area, which was the 55th largest market share of deposits out of the 84 financial institutions in the metropolitan statistical area. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area. For more information about our market area and the competition we face, see “Business—Market Area” and “Business—Competition.”

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.

Bay-Vanguard Federal is subject to extensive regulation, supervision and examination by the Office of Thrift Supervision, its chartering authority, and by the Federal Deposit Insurance Corporation, as insurer of its deposits. Both Bay-Vanguard, M.H.C. and BV Financial are subject to regulation and supervision by the Office of Thrift Supervision. Such regulation and supervision govern the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and for the depositors and borrowers of Bay-Vanguard Federal. The regulation and supervision by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation are not intended to protect the interests of investors in BV Financial common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets, increases in Federal Deposit Insurance Corporation premiums and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We conduct our business through our main office and branch offices. The following table sets forth certain information relating to these facilities as of June 30, 2008.

Location	Year Opened	Owned/ Leased	Date of Lease Expiration		Net Book Value as of June 30, 2008
					(In thousands)
Main Office:
7114 North Point Road Baltimore, Maryland 21219	1959	Owned	—		$926
Branches:
1230 Light Street Baltimore, Maryland 21230	1980	Owned	—		79
1521 East Fort Avenue Baltimore, Maryland 21219	1992	Owned	—		59
7657 Arundel Mills Boulevard Hanover, Maryland 21076	2004	Owned	—		1,843
8070 Ritchie Highway Pasadena, Maryland 21122	2007	Leased	2013	(1)	15

(1)	We have an option to renew this lease for one additional five-year period.

ITEM 3.	LEGAL PROCEEDINGS

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

BV Financial’s common stock is traded on the OTC Electronic Bulletin Board under the symbol “BVFL.OB.” As of September 19, 2008, the Company had approximately 133 holders of record. The following table sets forth, for the quarters indicated, the daily high and low sales price for and dividends declared on the common stock for fiscal 2008 and 2007. The prices do not necessarily reflect inter-dealer prices without retail markup, markdown or commission and may not reflect actual transactions.

	High	Low	Dividends
Fiscal 2008:
Fourth Quarter	$7.15	$5.50	$0.05
Third Quarter	7.90	6.50	0.05
Second Quarter	8.50	7.00	0.05
First Quarter	8.75	7.65	0.05
Fiscal 2007:
Fourth Quarter	$8.80	$8.50	$0.05
Third Quarter	9.25	8.41	0.05
Second Quarter	9.45	8.70	0.05
First Quarter	9.47	8.60	—

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

As of June 30, 2008, BV Financial satisfied all prescribed capital requirements. Future dividend payments will depend on the Company’s profitability, approval by its Board of Directors and prevailing OTS regulations.

The Board of Directors of Bay-Vanguard, M.H.C. determines whether Bay-Vanguard, M.H.C. will waive or receive dividends declared by the Company each time the Company declares a dividend, which is expected to be on a quarterly basis. Bay-Vanguard, M.H.C. may elect to receive dividends and utilize such funds to pay general corporate expenses. The OTS has indicated that: (1) Bay-Vanguard, M.H.C. shall provide the OTS annually with written notice of its intent to waive its dividends before the proposed date of the dividend and the OTS shall have the authority to approve or deny any dividend waiver request; and (2) if a waiver is granted, dividends waived by Bay-Vanguard, M.H.C. will be excluded from the Company’s capital accounts for calculating dividend payments to minority shareholders. Through June 30, 2008, Bay-Vanguard, M.H.C. waived the right to receive its portion of the cash dividends paid, which totaled $509,000 on a cumulative basis.

The following table provides certain information with regard to shares repurchased by the Company in the fourth quarter of fiscal 2008.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2008 through April 30, 2008	—	$—	—	97,830
May 1, 2008 through May 31, 2008	—	—	—	97,830
June 1, 2008 through June 30, 2008	50,000	6.50	50,000	47,830

Total	50,000	6.50	50,000

(1)	On March 20, 2008, BV Financial announced the adoption of a stock repurchase program to acquire up to 97,830 shares, or 10%, of BV Financial’s outstanding shares of common stock, excluding shares held by Bay-Vanguard M.H.C. The program will continue until it is completed or terminated by the Board of Directors.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable as BV Financial is a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The objective of this section is to help potential investors understand our views on our results of operations and financial condition. You should read this discussion in conjunction with the financial statements and notes to the financial statements included in this annual report on Form 10-K.

Overview

Income. Our primary source of income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. To a much lesser extent, we also recognize income from service charge income—mostly from service charges on deposit accounts and fees for late loan payments—and from the increase in surrender value of our bank-owned life insurance.

Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

Expenses. The expenses we incur in operating our business consist of compensation and related expenses, occupancy expenses, data processing expenses, telephone and postage expenses, advertising expenses, professional fees, equipment expenses and other miscellaneous expenses.

Compensation and related expenses consist primarily of the salaries and wages paid to our employees, payroll taxes and expenses for health insurance, retirement plans and other employee benefits, including the employee stock ownership plan. Expense for the employee stock ownership plan is based on the average market value of the shares committed to be released. An equal number of shares will be released each year over the 15-year term of the loan. Expense for shares of restricted stock awards and stock options is based on the fair market value of the shares on the date of grant. Compensation and related expenses is recognized on a straight-line basis over the vesting period.

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

Professional fees primarily include fees paid to our independent registered public accountants, as well as our attorneys, predominantly in relation to problem assets and due to the costs of operating a public company.

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

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider the allowance for loan losses and the determination of other than temporary impairment to be critical accounting policies.

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impaired loans; the value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. However, historically, our estimates and assumptions have provided results that did not differ materially from actual results. For example, we recorded a loss of $21,000 and a loss of $13,000 in relation to repossessed assets in fiscal 2008 and 2007, respectively. Additionally, we had net charge-offs to average loans of 0.02% for fiscal 2008 compared to net charge offs to average loans of 0.01% for fiscal 2007.

Management reviews the level of the allowance on a quarterly basis, at a minimum, and establishes the provision for loan losses based on an evaluation of the portfolio, past loss experience, economic conditions and business conditions affecting our primary market area, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, the duration of the current business cycle and other factors related to the collectibility of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary if certain future events occur that cause actual results to differ from the assumptions used in making the evaluation. For example, a downturn in the local economy could cause increases in non-performing loans. Additionally, a decline in real estate values could cause some of our loans to become inadequately collateralized. In either case, this may require us to increase our provision for loan losses, which would negatively impact earnings. Further, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. An increase to the allowance required to be made by the Office of Thrift Supervision would negatively impact our earnings. Additionally, a large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings. See note 1 to the notes to consolidated financial statements included in this Form 10-K.

At each of June 30, 2008 and 2007, over 89.9% of the loan portfolio consisted of real estate loans. However, over 19.2% of the real estate loans consisted of multi-family and commercial real estate and construction loans, which carry a higher risk of default than one-to four-family residential real estate loans. The level of the allowance for loan losses has changed primarily due to an increase in nonperforming loans due to the addition of a $1.2 million residential construction loan to non-accrual status, and, to a lesser extent, changes in the composition of the loan portfolio and the growth of the loan portfolio, which has increased by 6.2% and 2.7% for fiscal 2008 and 2007, respectively.

Other-than-Temporary Impairment of Investment Securities. There are certain securities in an unrealized loss position that management believes at this time are temporarily impaired. If the fair value of these securities does not recover in a reasonable period of time or management can no longer demonstrate the ability and intend to hold them until recovery, a write-down through the consolidated statements of income would be necessary.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or until maturity.

In analyzing the issuer’s financial condition, management considers industry analysts’ reports, financial performance and project target prices of investment analysts. During the quarter ended June 30, 2008, the Company identified the Shay AMF Ultra Short Mortgage Fund equity securities it holds as being an other-than-temporary impaired asset and realized an impairment loss of $274,000 on these securities. See note 1 to the notes to consolidated financial statements included in this Form 10-K.

Intangible Asset Impairment. The Company has goodwill and core deposit intangible assets arising from a branch purchase. The goodwill is evaluated regularly for impairment while the core deposit intangible is being amortized over seven years.

Deferred Tax Asset Valuation Allowance. Management determined that no valuation allowance was warranted based on a history of taxable income, the expectation of taxable income going forward and the availability of tax planning strategies to generate future income, including capital gains if necessary to offset capital losses on the impaired mutual fund security.

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

Aggressively attract core deposits

Core deposits (accounts other than certificates of deposit) comprised 55.5% of our total deposits at June 30, 2008. We value core deposits because they represent longer-term customer relationships and a lower cost of funding compared to certificates of deposit. We aggressively seek core deposits through competitive pricing and targeted advertising.

Continue to emphasize the origination of one- to four-family residential real estate loans

Our primary lending activity is the origination of residential mortgage loans secured by homes in our market area. We intend to continue emphasizing the origination of residential mortgage loans going forward. At June 30, 2008, 70.7% of our total loans were one- to four-family residential real estate loans. We believe that our emphasis on residential lending, which carries a lower credit risk, contributes to our high asset quality.

Pursue opportunities to increase multi-family and commercial real estate lending in our market area

Multi-family and commercial real estate loans provide us with the opportunity to earn more income because they tend to have higher interest rates than residential mortgage loans. Additionally, we offer adjustable-rate multi-family and commercial real estate loans. Adjustable-rate loans, which reprice periodically, help to offset the adverse effects of an increase in interest rates, which improves our interest rate risk management. Multi-family and commercial real estate loans increased $2.1 million for the year ended June 30, 2008 and comprised approximately 10.6% of total loans. There are many multi-family and commercial properties located in our market area, and we will continue to pursue these opportunities, while continuing to originate any such loans in accordance with what we believe are our conservative underwriting guidelines.

Continue to use conservative underwriting practices to maintain the high quality of our loan portfolio

We believe that high asset quality is a key to long-term financial success. We have sought to maintain a high level of asset quality and moderate credit risk by using underwriting standards which we believe are conservative. While our non-performing loans (loans that are 90 or more days delinquent) at June 30, 2008 increased to 2.2% of our total loan portfolio and 1.6% of our total assets, the increase was attributable to two residential construction loans totaling $2.2 million being placed on non-accrual status. We intend to continue our efforts to originate multi-family and commercial real estate loans and our philosophy of managing large loan exposures through our conservative approach to lending.

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

Balance Sheet Analysis

Loans. Our primary lending activity is the origination of loans secured by real estate. We originate real estate loans secured by one- to four-family residential real estate, and to a much lesser extent, secured by multi-family and commercial real estate. At June 30, 2008, real estate loans totaled $115.1 million, or 89.9% of total loans, compared to $108.6 million, or 90.1%, of total loans at June 30, 2007.

The largest segment of our real estate loans is one- to four-family residential real estate loans. At June 30, 2008, one- to four-family residential real estate loans totaled $90.5 million, which represented 78.6% of real estate loans and 70.7% of total loans compared to $86.5 million at June 30, 2007, which represented 79.6% of real estate loans and 71.8% of total loans. One- to four-family residential real estate loans increased $4.0 million, or 4.6%, in the year ended June 30, 2008 due to the continuing low interest rate environment, competitive pricing and increased marketing efforts.

Multi-family and commercial real estate loans totaled $13.6 million at June 30, 2008, which represented 11.8% of real estate loans and 10.6% of total loans, compared to $11.4 million at June 30, 2007, which represented 10.5% of real estate loans and 9.5% of total loans. Multi-family and commercial real estate loans increased $2.1 million, or 18.8%, for the year ended June 30, 2008 due to the continued emphasis of this type of lending.

We purchase and originate loans secured by mobile homes. Mobile home loans totaled $11.8 million at June 30, 2008, which represented 9.2% of total loans, compared to $11.0 million at June 30, 2007, which represented 9.1% of total loans. To mitigate our exposure to this type of lending, we have limited the amount of mobile home loans to 15% of our loan portfolio. Mobile home loans increased in fiscal 2008 due to additional purchases from Forward National and Mainland Financial. A further discussion of our mobile home loans is contained in “Business—Lending Activities—Mobile Home Loans.”

We also originate construction loans secured by residential and multi-family and commercial real estate and loans to individuals to acquire land upon which they intend to build a residence. This portfolio totaled $11.1 million at June 30, 2008, which represented 8.7% of total loans, compared to $10.7 million at June 30, 2007, which represented 9.0% of total loans. Construction loans increased $396,000, or 3.7%, for the year ended June 30, 2008 primarily because of an increase in non-residential and construction loans due to successful sales efforts.

We also originate a variety of consumer loans, including loans secured by passbook or certificate accounts. Consumer loans totaled $824,000 and represented 0.7% of total loans at June 30, 2008, compared to $812,000, or 0.7% of total loans, at June 30, 2007.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At June 30,
	2008		2007
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family (1)	$90,494	70.66%	$86,485	71.75%
Multi-family and commercial	13,572	10.60	11,421	9.48
Construction	11,125	8.68	10,729	8.90

Total real estate loans	115,191	89.94	108,635	90.13
Mobile home loans	11,810	9.22	10,981	9.11
Other consumer loans	824	0.65	812	0.67

Total consumer loans	12,634	9.87	11,793	9.78
Commercial	244	0.19	108	0.09

Total gross loans	128,069	100.00%	120,536	100.00%

Loans in process	(2,533)		(4,107)
Deferred loan costs, net	16		24
Allowance for loan losses	(709)		(402)

Total loans receivable, net	$124,843		$116,051

(1)	Includes second mortgage loans, home equity loans and home equity lines of credit.

The following table sets forth certain information at June 30, 2008 regarding the dollar amount of loans maturing during the periods indicated. The table does not include any estimate of prepayments, which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	One- to Four- Family	Multi-Family and Commercial	Construction	Mobile Home	Other Consumer	Commercial	Total Loans
	(In thousands)
Amounts due in:
One year or less	$2,494	$406	$9,275	$5	$6	$132	$12,318
More than one year to five years	9,948	76	1,850	228	511	112	12,725
More than five years	78,052	13,090	—	11,577	307	—	103,026

Total amount due	$90,494	$13,572	$11,125	$11,810	$824	$244	$128,069

The following table sets forth the dollar amount of all loans at June 30, 2008 that are due after June 30, 2009 and have either fixed interest rates or floating or adjustable interest rates.

	Due After June 30, 2009
	Fixed- Rates	Floating or Adjustable- Rates	Total
	(In thousands)
One- to four-family	$83,290	$4,710	$88,000
Multi-family and commercial	2,453	10,713	13,166
Construction	449	1,401	1,850
Mobile home	11,805	—	11,805
Other consumer loans	818	—	818
Commercial	107	5	112

Total loans	$98,922	$16,829	$115,751

The following table shows loan activity during the periods indicated.

	Year Ended June 30,
	2008	2007
	(In thousands)
Total loans at beginning of period	$116,051	$113,026

Loans originated:
One- to four-family	10,795	10,831
Multi-family and commercial	2,936	1,880
Construction	3,048	3,211
Mobile home	545	1,154
Other consumer	311	482

Total loans originated	17,635	17,558
Loans and participations purchased	5,250	2,797
Deduct:
Principal loan repayments	13,049	17,195
Loans and participations sold	890	—
Transfer to foreclosed real estate/repossessed assets	42	13
Other	112	122

Net loan activity	8,792	3,025

Total loans at end of period	$124,843	$116,051

Securities. Our securities portfolio consists primarily of U.S. Treasury and U.S. government agency securities, mortgage-backed securities and a mutual fund that invests in adjustable-rate loans. Securities increased approximately $12.7 million, or 212.7%, in the year ended June 30, 2008 primarily due to the purchase of $6.0 million in medium-term Federal Home Loan Bank notes, $10.2 million in mortgage-backed securities, and $1.0 million in Federal Farm Credit Bank notes. All of our mortgage-backed securities were issued by Ginnie Mae, Fannie Mae or Freddie Mac.

The following table sets forth the carrying amounts and fair values of our securities portfolio at the dates indicated.

	At June 30,
	2008		2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Held-to-maturity securities:
Obligations of the U.S. Treasury and U.S. Government agencies	$2,000	$2,013	$2,500	$2,443
Mortgage-backed securities	7,788	7,648	156	158

Total held-to-maturity securities	9,788	9,661	2,656	2,601
Available-for-sale securities:
Obligations of the U.S. Treasury and U.S. Government agencies	5,000	4,947	—	—
Marketable equity securities	2,547	2,547	2,945	2,859
Mortgage-backed securities	1,351	1,344	443	441

Total available-for-sale securities	8,898	8,838	3,388	3,300

Total securities	$18,686	$18,499	$6,044	$5,901

At June 30, 2008, marketable equity securities consisted of an investment in a variable-rate mortgage mutual fund offered by American Funds, with an amortized cost of $2.5 million and a fair value of $2.5 million. We also had a Ginnie Mae mortgage-backed security with an amortized cost of $1.7 million and a fair value of $1.7 million. We had no other investments that had an aggregate book value in excess of 10% of our equity at June 30, 2008. Management analyzed its exposure to U.S. federal agencies securities and mortgage-backed securities held and found no impairment at June 30, 2008. The above-mentioned mutual fund was written down by $274,000 in the 2008 fiscal year when it became evident that the impairment was not temporary.

The following table sets forth the maturities and weighted average yields of securities at June 30, 2008. Weighted average yields are not presented on a tax-equivalent basis as the investment portfolio does not include any tax-exempt obligations.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield
	(Dollars in thousands)
Held-to-maturity securities:
Obligations of the U.S. Treasury and U.S. Government agencies	$—	—%	$2,000	5.00%	$—	—%	$—	—%	$2,000	5.00%
Mortgage-backed securities	—	—	895	4.50	3,025	5.06	3,868	5.66	7,788	5.29

Total held-to-maturity securities	$—	—	$2,895	4.85	$3,025	5.06	$3,868	5.66	$9,788	5.23

Available-for-sale securities:
Obligations of the U.S. Treasury and U.S. Government agencies	$—	—%	$3,976	4.24%	$971	4.25%	$—	—%	$4,947	4.25%
Marketable equity securities	2,547	4.13	—	—	—	—	—	—	2,547	4.13
Mortgage-backed securities	—	—	54	6.50	153	5.50	1,137	5.14	1,344	5.24

Total available-for-sale securities	$2,547	4.13	$4,030	4.27	$1,124	4.42	$1,137	5.14	$8,838	4.36

Deposits. Our primary source of funds is our deposit accounts, which are comprised of demand deposits, savings accounts and time deposits. These deposits are provided primarily by individuals within our market area. We do not use brokered deposits as a source of funding. Deposits increased $38.5 million, or 39.1%, for the year ended June 30, 2008. The Bank acquired $51.5 million in deposits, comprised mostly of $27.5 million in certificates of deposit and $20.2 million in NOW and money market accounts, in connection with a branch office purchase in August 2007. During the year ended June 30, 2008, certificates of deposit experienced a $9.5 million runoff.

The following table sets forth the balances of our deposit products at the dates indicated.

	At June 30,
	2008	2007
	(In thousands)
Non-interest bearing accounts	$6,040	$3,571
NOW and money market accounts	52,630	32,978
Savings accounts	17,344	18,924
Certificates of deposit	61,018	43,019

Total	$137,032	$98,492

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of June 30, 2008. Jumbo certificates of deposit require minimum deposits of $100,000.

Maturity Period	Amount
(In thousands)
Three months or less	$7,879
Over three through six months	1,143
Over six through twelve months	3,321
Over twelve months	9,301

Total	$21,644

The following table sets forth time deposits classified by rates at the dates indicated.

	At June 30,
	2008	2007
	(In thousands)
1.00 - 1.99%	$—	$—
2.00 - 2.99%	6,019	26
3.00 - 3.99%	8,579	2,935
4.00 - 4.99%	29,662	16,559
5.00 - 5.99%	16,395	23,012
6.00 - 6.99%	363	487

Total	$61,018	$43,019

The following table sets forth the amount and maturities of time deposits at June 30, 2008.

	Amount Due					Total	Percent of Total Certificate Accounts
	Less Than One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years to Four Years	More Than Four Years
	(Dollars in thousands)
2.00 - 2.99%	$4,892	$1,127	$—	$—	$—	$6,019	9.86%
3.00 - 3.99%	4,198	3,646	405	72	258	8,579	14.06
4.00 - 4.99%	22,223	3,327	2,244	973	895	29,662	48.61
5.00 - 5.99%	4,174	840	10,847	534	—	16,395	26.87
6.00 - 6.99%	263	100	—	—	—	363	0.60

Total	$35,750	$9,040	$13,496	$1,579	$1,153	$61,018	100.00%

The following table sets forth the deposit activity for the periods indicated.

	Year Ended June 30,
	2008	2007
	(In thousands)
Beginning balance	$98,492	$97,095
Decrease before branch acquisition and interest credited	(17,655)	(2,249)
Increase due to branch acquisition	51,521	—
Interest credited	4,674	3,646

Net increase in deposits	38,540	1,397

Ending balance	$137,032	$98,492

Borrowings. We use advances from the Federal Home Loan Bank to supplement our supply of lendable funds or to meet deposit withdrawal requirements. The following tables present certain information regarding our advances with the Federal Home Loan Bank during the periods and at the dates indicated.

	For the Years Ended June 30,
	2008	2007
	(Dollars in thousands)
Maximum amount of advances outstanding at any month end	$16,000	$16,000
Average advances outstanding	9,605	14,321
Weighted average rate paid on advances	4.86%	4.49%

	At June 30,
	2008	2007
	(Dollars in thousands)
Balance outstanding at end of year	$7,500	$13,500
Weighted average rate on advances at end of year	4.68%	4.95%

Results of Operations for the Years Ended June 30, 2008 and 2007

Overview.

	2008	2007	% Change 2008/2007
	(Dollars in thousands)
Net (loss) income	$(330)	$91	(462.6)%
Return on average assets	(0.20)%	0.07%	(385.7)
Return on average equity	(2.44)%	0.68%	(458.8)
Average equity to average assets	8.15%	10.01%	(18.6)
Dividend payout ratio	(56)%	179%	(131.3)

Net income decreased $421,000, or 462.6%, for fiscal 2008 due primarily to an increase in the provision for loan losses and an increase in non-interest expense due to an impairment charge of $274,000 on a mutual fund, offset by an increase in net interest income.

Net Interest Income. Net interest income increased $353,000, or 10.5%, to $3.7 million for fiscal 2008. The increase in net interest income for fiscal 2008 was primarily attributable to an increase in the volume of interest-earning assets, offset by a higher volume of interest-bearing liabilities. Our net interest margin decreased from 2.67% for fiscal 2007 to 2.48% for fiscal 2008 and our interest rate spread decreased from 2.16% for fiscal 2007 to 2.13% for fiscal 2008.

Total interest income increased $1.2 million, or 15.8%, to $8.8 million for fiscal 2008, resulting from an increase in the volume of interest-earning assets. During fiscal 2008, average interest-earning assets increased by $23.8 million, or 19.0%, to $149.4 million, while the average yield decreased 16 basis points to 5.92%. The composition of interest-earning assets consists of loans, securities and interest-bearing deposits. Interest on loans increased $469,000, or 6.6%, to $7.5 million for fiscal 2008 due to a $6.6 million, or 5.8%, increase in the average balance of loans, plus an increase in the average yield from 6.21% to 6.26%. During fiscal 2008, other interest income increased $599,000, or 608.7%, due to an increase in overnight federal funds interest earned. Interest on securities increased 69.5% due to an increase in the average balance of securities, offset by the decrease in the average yield from 5.12% to 5.03%.

Total interest expense increased $852,000, or 19.9%, to $5.1 million for fiscal 2008 primarily due to increases in interest on deposits, offset by a decrease in the average balance of Federal Home Loan Bank advances with the funds obtained in the branch acquisition. The average interest rate paid on deposits decreased 13 basis points to 3.70%. The average balance of Federal Home Loan Bank advances decreased from $14.3 million for fiscal 2007 to $9.6 million for fiscal 2008.

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

	Year Ended June 30,
	2008			2007
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (1)	$120,324	$7,533	6.26%	$113,720	$7,064	6.21%
Securities taxable	12,164	612	5.03	7,048	361	5.12
Interest-bearing deposits	537	23	4.28	2,717	116	4.23
Federal Funds	16,411	675	4.11	2,127	97	4.56

Total interest-earning assets	149,436	8,843	5.92	125,612	7,638	6.08
Non-interest-earning assets	16,792			7,905

Total assets	$166,228			$133,517

Interest-bearing liabilities:
Interest-bearing deposits:
Passbook accounts	$5,172	$42	0.81%	$6,107	$62	1.02%
Statement savings	12,210	268	2.19	14,074	370	2.63
Money market accounts	40,578	1,423	3.51	27,989	1,138	4.07
NOW accounts	8,079	47	0.58	5,156	44	0.85
Certificates of deposit	60,140	2,894	4.81	41,778	2,032	4.86

Total interest-bearing deposits	126,179	4,674	3.70	95,104	3,646	3.83
FHLB advances	9,605	467	4.86	14,321	643	4.49

Total interest-bearing liabilities	135,784	5,141	3.79	109,425	4,289	3.92

Non-interest-bearing deposits	5,518			3,330
Other non-interest-bearing liabilities	11,383			7,396

Total liabilities	152,685			120,151
Total stockholders’ equity	13,543			13,366

Total liabilities and stockholders’ equity	$166,228			$133,517

Net interest income		$3,702			$3,349

Interest rate spread (2)			2.13%			2.16%
Net interest margin (3)			2.48%			2.67%
Interest-earning assets as a percentage of interest-bearing liabilities		110.05%		114.79%

(1)	Amount is net of deferred loan origination costs, undisbursed proceeds of loans in process, allowance for loan losses and includes non-accrual loans.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

	2008 Compared to 2007
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)
Interest income:
Loans receivable	$413	$56	$469
Securities	258	(7)	251
Interest-earning deposits	(93)	1	(92)
Federal Funds	588	(10)	578

Total interest income	1,166	40	1,206
Interest expense:
Deposit:
Passbook accounts	(9)	(11)	(20)
Savings accounts	(45)	(57)	(102)
Money market accounts	458	(173)	285
NOW accounts	20	(17)	3
Certificates of deposit	884	(22)	862

Total deposits	1,308	(280)	1,028
Borrowings	(226)	50	(176)

Total interest expense	1,082	(230)	852

Net interest income	$84	$270	$354

Provision for Loan Losses.

The provision for loan losses increased $323,000, from $5,000 for fiscal 2007 to $328,000 for fiscal 2008. This was a result of an increase in non-accrual loans primarily due to the addition of $2.6 million in residential construction loans to non-accrual status and a related $284,000 provision for loan losses.

An analysis of the changes in the allowance for loan losses, non-performing loans and classified loans is presented under “Risk Management—Analysis of Non-Performing and Classified Assets” and “Risk Management—Analysis and Determination of the Allowance for Loan Losses.”

Non-Interest Income. The following table shows the components of other income and the percentage changes from year to year.

	2008	2007	% Change
	(Dollars in thousands)
Service fees on deposits	$119	$120	(0.8)%
Service fees on loans	31	29	6.9
Income from investment in life insurance	76	89	(13.5)
Other income	81	50	60.0

Total	$307	$288	6.6

Service fees on loans increased due to an increase in income from participation loans that we service. Income from investment in life insurance policy decreased due to the lower performance of the life insurance policies because of the lower interest rate environment. Other income increased $30,000 or 60.0% primarily due to a $15,000 increase in debit card income as the Bank went through its first full year with the debit card product, an $8,000 increase in ATM fees due to the addition of an ATM at the new branch and increased usage of the existing ATMs.

Non-Interest Expenses. The following table shows the components of non-interest expenses and the percentage changes from year to year.

	2008	2007	% Change
	(Dollars in thousands)
Compensation and related expenses	$2,250	$2,035	10.6%
Occupancy	257	174	47.7
Data processing	375	288	30.2
Advertising	115	104	10.6
Professional fees	213	242	(12.0)
Equipment	175	142	23.2
Impairment write-down of investment securities	274	—	100.0
Net amortization of intangible assets	112	—	100.0
Loss on sale of securities available for sale	19	—	100.0
Other	475	490	(3.1)

Total	$4,265	$3,475	22.7

Efficiency ratio (1)	106.4%	95.6%	11.3

(1)	Computed as non-interest expenses divided by the sum of net interest income and other income.

Compensation and related expenses increased due to increased staff in connection with the branch acquisition and an increase in salaries and medical benefit expense. Occupancy expense increased primarily due to the rental expense related to the new branch. Data processing costs increased due to additional charges related to the branch acquisition. Advertising increased as we increased the advertising of our loan products. Equipment expense increased due to increased depreciation costs and building maintenance. A non-cash charge to earnings of $274,000, as a result of an other-than-temporary impairment in the value of the AMF Ultra Short Mortgage Fund held in our investment portfolio also contributed to an increase in the non-interest expenses for 2008. Other expense increased due to the amortization of the core deposit premium that resulted from the branch acquisition, offset by a decrease in debit card expense due to start up costs in 2007 and the settlement costs of a lawsuit in 2007. Professional fees decreased due primarily to the legal fees in connection with the branch acquisition being expensed during fiscal year 2007.

Income Taxes. The provision for income taxes decreased $320,000, or 484.8%, from $66,000 for fiscal year 2007 to a benefit of $254,000 for fiscal year 2008 due primarily to the decrease in pre-tax income. The Company’s effective tax rate was (43.49%) for fiscal year 2008 compared to 42.04% for fiscal year 2007.

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

Non-performing assets totaled $2.7 million, or 1.7% of total assets, at June 30, 2008, which is an increase of $2.5 million, or 966.2%, from June 30, 2007. The increase in non-performing assets was due primarily to three residential construction loans totaling $2.6 million being placed on non-accrual status. There is a specific allowance for loan loss valuation of $284,000 for these three loans.

Two loans were to be repaid by the sale of the properties securing the loan. One of the two construction loans has been refinanced. In refinancing the loan, the Bank split the original loan amount between the two primary borrowers. Two of the properties were only 85% complete. The borrower who took this part of the refinancing provided additional properties for collateral so that there would be enough equity to finish the last 15% of the project. Once complete, the two units will be rented to improve cash flows for repayment. The borrower who refinanced the other properties is repaying a term loan that is secured by the two completed units, which are rented and producing income. The borrower is adding personal cash to help make the payments.

The other impaired construction loan is non-performing. The borrowers have stipulated that they will deed the two properties securing this loan in lieu of foreclosure. One of the two properties is complete, while the other unit is nearly complete. Once deeded to the Bank, the Bank will use the funds in escrow to finish the incomplete unit and either lease or sell the properties as market conditions dictate.

Non-accrual loans accounted for 96.9% of total non-performing assets at June 30, 2008.

The following table provides information with respect to our non-performing assets at the dates indicated.

	At June 30,
	2008	2007
	(Dollars in thousands)
Non-accruing loans:
Construction	$2,623	$149
Other consumer	62	3

Total	2,685	152

Accruing loans past due 90 days or more	—	—
Troubled debt restructuring (1)	46	64
Foreclosed real estate	—	—
Other repossessed assets	41	44

Total non-performing assets	$2,772	$260

Total non-performing loans to total loans	2.10%	0.13%
Total non-performing loans to total assets	1.64	0.11
Total non-performing assets to total assets	1.69	0.15

(1)	As defined in Statement of Financial Accounting Standards No. 15.

Other than disclosed in the above table, there are no other loans at June 30, 2008 that management has serious doubts about the ability of the borrowers to comply with the present repayment terms.

Interest income that would have been recorded for the year ended June 30, 2008 had nonaccruing loans been current according to their original terms amounted to $194,000. The amount of interest related to these loans included in interest income was $138,000 for the year ended June 30, 2008.

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

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At June 30,
	2008	2007
	(In thousands)
Special mention assets	$—	$425
Substandard assets	2,603	64
Doubtful assets	—	—
Loss assets	—	—

Total classified assets	$2,603	$489

There were four loans at June 30, 2008 with an aggregate balance of $2.6 million that are classified as substandard and are considered non-performing. There was one residential loan at June 30, 2007 with a principal balance of $63,677 that was classified as substandard and was considered non-performing.

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At June 30,
	2008				2007
	60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)
Construction	2	$411	6	$2,623	1	$1	6	$148
Multi-family and commercial real estate	—	—	—	—	—	—	—	—
Mobile home	4	163	2	62	—	—	—	—
Other consumer	—	—	—	—	—	—	1	3

Total	6	$574	8	$2,685	1	$1	7	$151

Analysis and Determination of the Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish provisions against losses on loans on a quarterly basis. When additions to the allowance are necessary, a provision for loan losses is charged to earnings.

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

General Valuation Allowance on Certain Identified Problem Loans. We also establish a general allowance for classified loans that do not have an individual allowance. We segregate these loans by loan category and assign allowances to each category based on inherent losses associated with each type of lending and consideration that these loans, in the aggregate, represent an above-average credit risk and that more of these loans will prove to be uncollectible compared to loans in the general portfolio.

General Valuation Allowance on the Remainder of the Loan Portfolio. We establish another general allowance for loans that are not classified to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets. This general valuation allowance is determined by segregating the loans by loan category and assigning allowances based on our historical loss experience, delinquency trends and management’s evaluation of the collectibility of the loan portfolio. The allowance may be adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary market area, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results. The applied loss factors are re-evaluated quarterly to ensure their relevance in the current real estate environment.

The Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses. The Office of Thrift Supervision may require us to make additional provisions for loan losses based on judgments different from ours.

At June 30, 2008, our allowance for loan losses represented 0.57% of total loans and 26.82% of non-performing loans. The allowance for loan losses increased to $709,000 at June 30, 2008 from $402,000 at June 30, 2007, due to a provision for loan losses of $328,000 and charge-offs of $21,000. The provision reflects an increase in non-accrual loans as well as increasing levels of loan growth compared to 2007. In the first quarter of fiscal 2008, the Bank increased its allowance factor for mobile home loans as there is no additional dealer reserve account to assist in offsetting losses. In addition, a higher general reserve was established for the few unsecured loans the Bank originated.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At June 30,
	2008			2007
	Amount	% of Allowance to Total Allowance	% of Loans in Each Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Each Category to Total Loans
	(Dollars in thousands)
One- to four-family	$178	25.11%	70.66%	$172	42.79%	71.75%
Multi-family and Commercial	73	10.30	10.60	57	14.18	9.48
Construction	329	46.40	8.69	54	13.43	8.90
Mobile home	118	16.64	9.22	110	27.36	9.11
Other consumer	8	1.13	0.64	8	1.99	0.67
Commercial	3	0.42	0.19	1	0.25	0.09

Total allowance for loan losses	$709	100.00%	100.00%	$402	100.00%	100.00%

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

	Year Ended June 30,
	2008	2007
	(Dollars in thousands)
Allowance for loan losses, at beginning of year	$402	$410
Provision for loan losses	328	5

Charge-offs:
Mobile home	7	—
Other consumer	14	13

Total charge-offs	21	13

Recoveries:

Total recoveries	—	—

Net charge-offs	21	13

Allowance for loan losses, end of period	$709	$402

Allowance to non-performing loans(1)	26.40%	264.47%
Allowance to total loans outstanding at end of period	0.57	0.35
Net charge-offs to average loans outstanding during the period	0.02	0.01

(1)	The difference between fiscal 2008 and 2007 amounts were due primarily to a change in non-performing loan balances.

Interest Rate Risk Management. We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings. To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Also, we attempt to manage our interest rate risk through: the origination of adjustable-rate one- to four-family residential real estate loans; an investment in a mutual fund that invests in adjustable-rate mortgage loans; an increased focus on multi-family and commercial real estate lending, which emphasizes the origination of shorter-term adjustable-rate loans; and efforts to originate fixed-rate mortgage loans with maturities of fifteen years or less. We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of off-balance sheet derivative financial instruments.

Our board of directors serves as our Asset/Liability Committee to communicate, coordinate and control all aspects involving asset/liability management. The committee monitors the volume and mix of assets and funding sources with the objective of managing assets and funding sources.

Net Portfolio Value Simulation Analysis. We use an interest rate sensitivity analysis prepared by the Office of Thrift Supervision to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or 100 and 200 basis point decrease in market interest rates. We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios. The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in our net portfolio value at June 30, 2008 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
300	$4,746	$(7,324)	(61)%	3.05%	(423	)bp
200	7,593	(4,477)	(37)	4.77	(252)
100	10,137	(1,932)	(16)	6.23	(106)
50	11,226	(843)	(7)	6.83	(45)
Static	12,069	—	—	7.28	—
(50)	12,617	548	5	7.57	28
(100)	12,961	892	7	7.73	45

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2008, cash and cash equivalents totaled $8.9 million, including interest-bearing deposits of $580,000. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $8.8 million at June 30, 2008. In addition, at June 30, 2008, we had the ability to borrow an additional $32.5 million from the Federal Home Loan Bank of Atlanta. On that date, we had $7.5 million outstanding.

At June 30, 2008, we had $2.8 million in loan commitments outstanding. In addition to commitments to originate loans, we had $2.3 million in unused lines of credit and $2.4 million in undisbursed construction loans in process. Certificates of deposit due within one year of June 30, 2008 totaled $35.8 million, or 26.1% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and lines of credit. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2009. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

The following table presents our primary investing and financing activities during the periods indicated.

	Year Ended June 30,
	2008	2007
	(In thousands)
Investing activities:
Loan originations	$17,635	$17,558
Loan participation purchases	5,250	2,797
Securities purchases	17,360	140
Loan participation sales	(890)	—
Financing activities:
Increase (decrease) in deposits	(8,402)	$1,397
FHLB borrowings net	(6,000)	(1,000)

Capital Management. We have managed our capital to maintain strong protection for depositors and creditors. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2008, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision—Regulation of Federal Savings Associations—Capital Requirements” and “Regulatory Capital Compliance” and note 12 of the notes to the consolidated financial statements.

We also will manage our capital for maximum shareholder benefit. We may use capital management tools such as cash dividends and share repurchases.

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. A presentation of our outstanding loan commitments and unused lines of credit at June 30, 2008 and their effect on our liquidity is presented at note 3 of the notes to the consolidated financial statements included in this Form 10-K and under “—Risk Management—Liquidity Management.”

For the year ended June 30, 2008, we did not engage in any off-balance-sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company adopted the provisions of FIN 48 in the fiscal year ended June 30, 2008 and determined that upon adoption, it had no impact on its financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (R) “Business Combinations” (“SFAS No. 141 (R)”). This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. This new pronouncement will impact the Company’s accounting for business combinations completed beginning July 1, 2009.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS No. 160”). This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008 and is not expected to have a significant impact on its financial statements.

Staff Accounting Bulletin No. 110 (SAB 110) amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulleting series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. SAB 110 was effective January 1, 2008 and did not have a significant impact on the Company’s financial statements.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective beginning July 1, 2008 and did not have a significant impact on the Company’s financial statements.

In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157,” that permits a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, of the adoption of FSP 157-2 on its financial statements.

In September 2006, the FASB’s Emerging Issues Task Force (EITF) issued EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee’s benefit during his or her retirement, then the liability recognized during the employee’s active service period should be based on the future cost of insurance to be incurred during the employee’s retirement. Alternatively, if the policyholder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106 or Accounting Principles Board (APB) Opinion No. 12, as appropriate. For transition, an entity can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption. The Company adopted this EITF effective July 1, 2007 and recorded a cumulative-effect adjustment of $(221,000).

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Company July 1, 2008. The Company has elected to account for the Shay AMF Ultra Short Mortgage Fund mutual fund it holds at fair value and there was no impairment recognized with this adoption as the investment had been written down to fair value at June 30, 2008. Future gains and losses will be reflected through earnings.

In June 2007, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 states that an entity should recognize a realized tax benefit associated with dividends on nonvested equity shares, nonvested equity share units and outstanding equity share options charged to retained earnings as an increase in additional paid in capital. The amount recognized in additional paid in capital should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to income tax benefits of dividends on equity-classified share-based payment awards that are declared in fiscal years beginning after December 15, 2007. Adoption is not expected to have a significant impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

Effect of Inflation and Changing Prices

The financial statements and related financial data presented in this annual report on Form 10-K have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated by reference to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Risk Management—Interest Rate Risk Management” and “—Net Portfolio Value Simulation Analysis.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item is included herein beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

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

(b)	Internal Controls Over Financial Reporting

Management’s annual report on internal control over financial reporting is incorporated herein by reference to the Company’s audited Consolidated Financial Statements in this Annual Report on Form 10-K.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c)	Changes to Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

For information concerning the directors of the Company, the information contained under the section captioned “Items to be Voted on by Stockholders—Item 1—Election of Directors” in BV Financial’s Proxy Statement for the 2008 Annual Meeting of Stockholders (“Proxy Statement”) is incorporated by reference.

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

Below is information regarding our executive officers who are not also directors. Unless otherwise stated, the individual has held their current occupation for the last five years. The age indicated is as of June 30, 2008.

Michele J. Kelly is a senior vice president of Bay-Vanguard Federal Savings Bank. Ms. Kelly was vice president of Vanguard Federal Savings and Loan Association before its merger with Bay Federal Savings and Loan Association in April 1996. Age 61.

Jeffrey S. Collier is senior vice president of Bay-Vanguard Federal Savings Bank. Mr. Collier joined Bay-Vanguard Federal Savings Bank in February 2006. Mr. Collier was vice president of lending for seven years at Harford Bank before his employment by Bay-Vanguard Federal Savings Bank. Age 46.

Compliance with Section 16(a) of the Exchange Act

Reference is made to the cover page of this report and to the section captioned “Other Information Relating to Directors and Executive Officers—Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for information regarding compliance with Section 16(a) of the Exchange Act.

Disclosure of Code of Ethics and Business Conduct

The Company has adopted a Code of Ethics, which is available to stockholders, without charge, upon written request to Robert R. Kern, Jr., Corporate Secretary, BV Financial, Inc., 7114 North Point Road, Baltimore, Maryland 21219.

Corporate Governance

For information regarding the audit committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance and Board Matters—Committees of the Board of Directors—Audit Committee” in the Company’s Proxy Statement is incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information contained under the sections captioned “Executive Compensation” and “Corporate Governance and Board Matters—Director Compensation” in the Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(b)	Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(c)	Changes in Control

Management of BV Financial knows of no arrangements, including any pledge by any person of securities of BV Financial, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

The following table provides information as of June 30, 2008 for compensation plans under which equity securities may be issued.

Plan category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	111,456	$8.94	18,149
Equity compensation plans not approved by security holders	—	—	—
Total	111,456	$8.94	18,149

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the section captioned “Other Information Relating to Directors and Executive Officers—Transactions with Related Persons” in the Proxy Statement.

Corporate Governance

Information regarding director independence is incorporated herein by reference to the section captioned “Corporate Governance and Board Matters —Director Independence.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section captioned “Audit-Related Matters—Audit and Other Fees” and “Audit-Related Matters—Pre-Approval of Services by the Independent Auditor” in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS

3.1	Charter of BV Financial, Inc.(1)

3.2	Bylaws of BV Financial, Inc.(1)

4.0	Specimen Stock Certificate of BV Financial, Inc.(1)

10.1	Employment Agreement between Bay-Vanguard Federal Savings Bank and Edmund T. Leonard (2)

10.2	Employment Agreement between BV Financial, Inc. and Edmund T. Leonard (2)

10.3	Employment Agreement between Bay-Vanguard Federal Savings Bank and Carolyn M. Mroz (2)

10.4	Employment Agreement between BV Financial, Inc. and Carolyn M. Mroz (2)

10.5	Employment Agreement between Bay-Vanguard Federal Savings Bank and Daniel J. Gallagher, Jr. (2)

10.6	Form of Bay-Vanguard Federal Savings Bank Employee Stock Ownership Plan and Trust (1)

10.7	Form of ESOP Loan Commitment Letter and ESOP Loan Documents (1)

10.8	Form of Bay-Vanguard Federal Savings Bank Change in Control Severance Compensation Plan (1)

10.9	Bay-Vanguard Federal Savings Bank Employees’ Savings and Profit-Sharing Plan (1)

10.10	Form of Bay-Vanguard Federal Savings Bank Executive Supplemental Retirement Plan (1)

10.11	Form of Bay-Vanguard Federal Savings Bank Supplemental Executive Retirement Plan (1)

10.12	Form of Bay-Vanguard Federal Savings Bank Directors’ Supplemental Retirement Plan (1)

10.13	BV Financial, Inc. 2005 Equity Incentive Plan (3)

21.0	Subsidiaries of the Registrant

23.0	Consent of Beard Miller Company LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification

(1)	Incorporated herein by reference from the Exhibits to Form SB-2, Registration Statement and amendments thereto, initially filed on September 17, 2004, Registration No. 333-119083.
(2)	Incorporated herein by reference from the Exhibits to the Quarterly Report on Form 10-QSB, filed on May 13, 2005.
(3)	Incorporated herein by reference from Appendix C of the Proxy Statement for the 2005 Annual Meeting of Stockholders, filed on October 4, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BV Financial, Inc.

Date: September 23, 2008	By:	/s/ Carolyn M. Mroz
Carolyn M. Mroz
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Carolyn M. Mroz Carolyn M. Mroz	President, Chief Executive Officer and Director (principal executive officer)	September 23, 2008

/s/ Edmund T. Leonard Edmund T. Leonard	Chairman of the Board and Chief Financial Officer (principal accounting and financial officer)	September 23, 2008

/s/ Michael J. Birmingham III Michael J. Birmingham III	Director	September 23, 2008

/s/ Frank W. Dingle Frank W. Dingle	Director	September 23, 2008

/s/ Daniel J. Gallagher, Jr. Daniel J. Gallagher, Jr.	Director	September 23, 2008

/s/ Robert R. Kern, Jr. Robert R. Kern, Jr.	Director	September 23, 2008

/s/ Brian K. McHale Brian K. McHale	Director	September 23, 2008

/s/ Anthony J. Narutowicz Anthony J. Narutowicz	Director	September 23, 2008

/s/ Jerry S. Sopher Jerry S. Sopher	Director	September 23, 2008

/s/ Catherine M. Staszak Catherine M. Staszak	Director	September 23, 2008

Management’s Report on Internal Control Over Financial Reporting

The management of BV Financial, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of BV Financial, Inc.’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of BV Financial, Inc.’s internal control over financial reporting as of June 30, 2008, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that BV Financial, Inc.’s internal control over financial reporting as of June 30, 2008 is effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of BV Financial, Inc.; and (3) unauthorized acquisitions, use, or disposition of BV Financial, Inc.’s assets that could have a material affect on BV Financial, Inc.’s financial statements are prevented or timely detected.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of BV Financial, Inc.’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by BV Financial, Inc.’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit BV Financial, Inc. to provide only management’s report in this annual report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

BV Financial, Inc.

Baltimore, Maryland

We have audited the accompanying consolidated statements of financial condition of BV Financial, Inc. and subsidiaries as of June 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BV Financial, Inc. and subsidiaries as of June 30, 2008 and 2007 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted EITF 06-4 effective July 1, 2007 and changed its method of accounting for postretirement benefits associated with split dollar life insurance.

Beard Miller Company LLP

Baltimore, Maryland

September 17, 2008

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30,
	2008	2007
	(Dollars In Thousands Except Per Share Amounts)
ASSETS
Cash	$1,753	$1,547
Federal funds sold	6,529	3,810

Cash and Cash Equivalents	8,282	5,357

Interest bearing time deposits in other banks	580	199
Securities available for sale	8,838	3,300
Securities held to maturity, fair value 2008 $9,661; 2007 $2,601	9,788	2,656
Loans receivable, net of allowance for loan losses 2008 $709; 2007 $402	124,843	116,051
Premises and equipment, net	3,117	2,404
Federal Home Loan Bank of Atlanta stock, at cost	654	848
Investment in life insurance	2,054	1,978
Accrued interest receivable	670	538
Goodwill	3,940	—
Other intangible assets, net	390	—
Other assets	869	679

Total Assets	$164,025	$134,010

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Non-interest bearing deposits	$6,040	$3,571
Interest bearing deposits	130,992	94,921

Total Deposits	137,032	98,492
Federal Home Loan Bank advances	7,500	13,500
Official checks	657	1,779
Advance payments by borrowers for taxes and insurance	1,187	1,139
Other liabilities	1,304	882

Total Liabilities	147,680	115,792

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 9,000,000 shares authorized; 2,645,000 shares issued; 2,381,258 and 2,541,859 shares outstanding as of June 30, 2008 and June 30, 2007, respectively	26	26
Paid-in capital	11,123	11,083
Unearned employee stock ownership plan shares	(756)	(825)
Treasury stock, at cost; 263,742 shares and 103,141 shares as of June 30, 2008 and June 30, 2007, respectively	(2,140)	(878)
Retained earnings	8,129	8,866
Accumulated other comprehensive loss	(37)	(54)

Total Stockholders’ Equity	16,345	18,218

Total Liabilities and Stockholders’ Equity	$164,025	$134,010

See notes to consolidated financial statements.

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2008	2007
	(In Thousands Except Per Share Amounts)
INTEREST INCOME
Loans, including fees	$7,533	$7,064
Investment securities - taxable	612	361
Other	698	213

Total Interest Income	8,843	7,638

INTEREST EXPENSE
Deposits	4,674	3,646
Federal Home Loan Bank Advances	467	643

Total Interest Expense	5,141	4,289

Net Interest Income	3,702	3,349
PROVISION FOR LOAN LOSSES	328	5

Net Interest Income after Provision for Loan Losses	3,374	3,344

NON-INTEREST INCOME
Service fees on deposits	119	120
Service fees on loans	31	29
Income from investment in life insurance	76	89
Other income	81	50

Total Non-Interest Income	307	288

NON-INTEREST EXPENSES
Compensation and related expenses	2,250	2,035
Occupancy	257	174
Data processing	375	288
Advertising	115	104
Professional fees	213	242
Equipment	175	142
Impairment write-down of investment securities	274	—
Amortization of intangible assets	112	—
Loss on sale of securities available for sale	19	—
Other	475	490

Total Non-Interest Expenses	4,265	3,475

Income (Loss) before Income Taxes	(584)	157
PROVISION (BENEFIT) FOR INCOME TAXES	(254)	66

Net Income (Loss)	$(330)	$91

Basic Earnings (Loss) Per Share	$(0.14)	$0.04

Diluted Earnings (Loss) Per Share	$(0.14)	$0.04

Dividends Declared Per Share	$0.20	$0.15

See notes to consolidated financial statements.

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended June 30, 2008 and 2007

	Common Stock	Paid-In Capital	Unearned Employee Stock Ownership Plan Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(Dollars in Thousands)
BALANCE - JUNE 30, 2006	$26	$10,994	$(894)	$(418)	$8,938	$(66)	$18,580

Comprehensive income:
Net income	—	—	—	—	91	—	91
Unrealized holding gains (net of tax of $7)	—	—	—	—	—	12	12

Total Comprehensive Income	—	—	—	—	—	—	103

Compensation expense under stock-based compensation plan	—	98	—	81	—	—	179
Compensation expense under Employee Stock Ownership Plan	—	(9)	69	—	—	—	60
Cash dividends declared	—	—	—	—	(163)	—	(163)
Purchase of treasury stock (60,213 shares)	—	—	—	(541)	—	—	(541)

BALANCE - JUNE 30, 2007	26	11,083	(825)	(878)	8,866	(54)	18,218

Adoption of EITF 06-4 split-dollar life insurance (see Note 1)	—	—	—	—	(221)	—	(221)
Comprehensive loss:
Net loss	—	—	—	—	(330)	—	(330)
Unrealized holding gains (net of tax of $11 and reclassification adjustment for securities losses recognized of $293)	—	—	—	—	—	17	17

Total Comprehensive Loss	—	—	—	—	—	—	(313)

Compensation expense under stock-based compensation plan	—	59	—	77	—	—	136
Compensation expense under Employee Stock Ownership Plan	—	(19)	69	—	—	—	50
Cash dividends declared	—	—	—	—	(186)	—	(186)
Purchase of treasury stock (175,981 shares)	—	—	—	(1,339)	—	—	(1,339)
BALANCE - JUNE 30, 2008	$26	$11,123	$(756)	$(2,140)	$8,129	$(37)	$16,345

See notes to consolidated financial statements.

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2008	2007
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(330)	$91
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net amortization of discounts and premiums	13	5
Provision for loan losses	328	5
Impairment write-down of investment securities	274	—
Loss on sale of securities available for sale	19	—
Amortization of deferred loan fees/costs	(128)	(114)
Provision for depreciation	166	151
Amortization of intangible assets	112	—
Deferred tax benefit	(190)	(159)
Increase in cash surrender value of life insurance	(76)	(89)
Stock-based compensation expense	186	239
Decrease (increase) in other assets	(604)	53
Increase in other liabilities	201	141

Net Cash Provided by (Used in) Operating Activities	(29)	323

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in interest bearing deposits	(381)	6,164
Purchases of securities available for sale	(6,138)	(140)
Purchases of securities held to maturity	(11,222)	—
Proceeds from maturity of securities available for sale	—	1,000
Proceeds from maturity of securities held to maturity	3,500	500
Proceeds from sale of securities available for sale	250	—
Principal collected on mortgage backed securities	663	158
Net increase in loans	(9,034)	(2,929)
Purchase of premises and equipment	(879)	(70)
Purchase of Federal Home Loan Bank stock	(368)	—
Proceeds from the sale of Federal Home Loan Bank stock	562	91
Net cash received in branch acquisition	46,913	—

Net Cash Provided by Investing Activities	23,866	4,774

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in official checks	(1,122)	(2,143)
Net increase (decrease) in deposits	(12,313)	1,397
Increase (decrease) in advance payments by borrowers for taxes and insurance	48	(6)
Advances from Federal Home Loan Bank	7,500	7,000
Repayment of advances from Federal Home Loan Bank	(13,500)	(8,000)
Purchase of stock for treasury	(1,339)	(541)
Cash dividends paid	(186)	(163)

Net Cash Used in Financing Activities	(20,912)	(2,456)

Net Increase in Cash and Cash Equivalents	2,925	2,641
CASH AND CASH EQUIVALENTS - BEGINNING	5,357	2,716

CASH AND CASH EQUIVALENTS - ENDING	$8,282	$5,357

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$5,139	$4,287

Income taxes paid	$63	$130

Net loans transferred to foreclosed real estate/repossessed assets	$42	$7

See notes to consolidated financial statements.

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Business

BV Financial, Inc. (the “Company”) was organized as a federally chartered corporation at the direction of Bay-Vanguard Federal Savings Bank (the “Bank” or “Bay-Vanguard Federal”) in January 2005 to become the mid-tier stock holding company for Bay-Vanguard Federal upon the completion of its reorganization into the mutual holding company form of organization. Pursuant to the Plan of Reorganization, the Bank converted to stock form with all of its stock owned by the Company and organized Bay-Vanguard, M.H.C. (the “M.H.C.”) as a federally chartered mutual holding company that owned 55% of the common stock of the Company. At June 30, 2008 the M.H.C. owned 61.1% of the common stock of the Company. As part of the reorganization, the Company sold 1,190,250 shares of its common stock at a price of $10.00 per share to members of the Bank in a subscription offering raising approximately $11.0 million in net proceeds.

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

The Bank has a wholly-owned subsidiary, Housing Recovery Corporation (“HRC”). HRC’s primary business is holding real estate and other assets acquired by the Bank through foreclosure or repossession.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the Bank and its wholly-owned subsidiary, HRC. All intercompany balances and transactions have been eliminated in consolidation.

Basis of Financial Statement Presentation and Significant Estimates

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of financial condition and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, the assessment of other than temporary impairment of investment securities, intangible asset impairment and the valuation of deferred tax assets.

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

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Foreclosed Assets

Foreclosed real estate is composed of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure and is included in other assets. Foreclosed assets initially are recorded at fair value, net of estimated selling costs, at the date of foreclosure, establishing a new cost basis. Foreclosed assets totaled $41,000 and $44,000 at June 30, 2008 and 2007, respectively. If the fair value is less than the related loan balance at the time of acquisition, a charge against the allowance for loan losses is recorded. After foreclosure, valuations are periodically performed by management and the assets are carried at the lower of cost or fair value minus estimated costs to sell. Revenues and expenses from operations and changes in the valuation allowance are included in foreclosed real estate expense.

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

Loans Receivable

Loans receivable are stated at unpaid principal balances, less undisbursed portion of loans in process, deferred loan origination fees and costs and the allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees and costs are deferred and recognized as an adjustment to the yield (interest income) of the related loans. The Company is amortizing these amounts over the contractual life of the loan using the interest method. For purchased loans, the related premium or discount is recognized over the contractual life of the purchased loan and is included as part of interest income.

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

Investment in Life Insurance

Investment in life insurance is reflected at the net cash surrender value to the Company.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Intangible assets, consisting of core deposit intangibles, represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged on its own or in combination with a related contract, asset or liability. Core deposit intangibles are amortized on an accelerated basis over a 7-year period and goodwill is evaluated on an annual basis to determine impairment, if any. Any impairment of goodwill would be recorded against income in the period of impairment.

Statement of Cash Flows

Cash and cash equivalents in the statements of cash flows include cash and federal funds sold.

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

Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Company has entered into commitments to extend credit. Such financial instruments are recorded in the statement of financial condition when they are funded.

Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income or loss. Although certain changes in assets and liabilities, such as unrealized gains and losses on securities available for sale, are reported as a separate component of the stockholders’ equity section of the statement of financial condition, such items, along with net income or loss, are components of comprehensive income or loss.

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Earnings Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the appropriate period. Unearned shares under the Bay-Vanguard Federal Savings Bank Employee Stock Ownership Plan (“ESOP”) are not included in outstanding shares. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding as adjusted for the dilutive effect of stock options and unvested stock awards based on the “treasury stock” method. As of June 30, 2008 and 2007, the Company had 21,265 and 29,733 shares of unvested restricted stock, respectively, and 111,456 shares and 111,456 shares of unexercised stock options, respectively, none of which were dilutive. Information related to the calculation of earnings (loss) per share is summarized as follows:

	Years Ended June 30,
	2008		2007
	Basic	Diluted	Basic	Diluted
	In Thousands, Except Per Share Data
Net income (loss)	$(330)	$(330)	$91	$91

Weighted average common shares outstanding	2,370	2,370	2,422	2,422

Dilutive securities:
Restricted stock	—	—	—	—
Stock options	—	—	—	—

Adjusted weighted average shares	2,370	2,370	2,422	2,422

Per share amount	$(0.14)	$(0.14)	$0.04	$0.04

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

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company adopted the provisions of FIN 48 in the fiscal year ended June 30, 2008 and determined that upon adoption, it had no impact on its financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (R) “Business Combinations” (“SFAS No. 141 (R)”). This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. This new pronouncement will impact the Company’s accounting for business combinations completed beginning July 1, 2009.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS No. 160”). This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008 and is not expected to have a significant impact on the Company’s financial statements.

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

Staff Accounting Bulletin No. 110 (SAB 110) amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. SAB 110 was effective January 1, 2008 and did not have a significant impact on the Company’s financial statements.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective beginning July 1, 2008 and did not have a significant impact on the Company’s financial statements.

In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157,” that permits a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, of the adoption of FSP 157-2 on its financial statements.

In September 2006, the FASB’s Emerging Issues Task Force (EITF) issued EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee’s benefit during his or her retirement, then the liability recognized during the employee’s active service period should be based on the future cost of insurance to be incurred during the employee’s retirement. Alternatively, if the policyholder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106 or Accounting Principles Board (APB) Opinion No. 12, as appropriate. For transition, an entity can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption. The Company adopted this EITF effective July 1, 2007 and recorded a cumulative effect adjustment of $(221,000). See related Note 17.

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Company July 1, 2008. The Company has elected to account for the Shay AMF Ultra Short Mortgage mutual fund it holds at fair value and there was no impairment recognized with this adoption as the investment had been written down to fair value at June 30, 2008. Future gains and losses will be reflected through earnings.

In June 2007, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 states that an entity should recognize a realized tax benefit associated with dividends on nonvested equity shares, nonvested equity share units and outstanding equity share options charged to retained earnings as an increase in additional paid in capital. The amount recognized in additional paid in capital should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to income tax benefits of dividends on equity-classified share-based payment awards that are declared in fiscal years beginning after December 15, 2007. Adoption is not expected to have a significant impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SECURITIES

Securities at June 30, 2008 and 2007 consisted of the following:

	June 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for Sale
Marketable equity securities	$2,547	$—	$—	$2,547
U.S. Government and federal agencies securities	5,000	—	53	4,947
Mortgage-backed securities	1,351	7	14	1,344

	$8,898	$7	$67	$8,838

	June 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for Sale
Marketable equity securities	$2,945	$—	$86	$2,859
Mortgage-backed securities	443	—	2	441

	$3,388	$—	$88	$3,300

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SECURITIES (CONTINUED)

	June 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Held to Maturity
U.S. Government and federal agencies securities	$2,000	$13	$—	$2,013
Mortgage-backed securities	7,788	6	146	7,648

	$9,788	$19	$146	$9,661

	June 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Held to Maturity
U.S. Government and federal agencies securities	$2,500	$—	$57	$2,443
Mortgage-backed securities	156	2	—	158

	$2,656	$2	$57	$2,601

Proceeds from marketable equity securities sold during the year ended June 30, 2008 were $250,000 resulting in gross losses of $19,000. Additionally, an impairment loss of $274,000 was recognized during the year ended June 30, 2008 on the Company’s Shay AMF Ultra Short Mortgage mutual fund as it became evident that the impairment was not temporary. No securities were sold during the year ended June 30, 2007.

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SECURITIES (CONTINUED)

The amortized cost and fair value of securities as of June 30, 2008, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Maturing:
Due after one year through five years	$4,000	$3,976	$2,000	$2,013
Due after five years through ten years	1,000	971	—	—
No contractual maturity:
Mortgage-backed securities	1,351	1,344	7,788	7,648
Marketable equity securities	2,547	2,547	—	—

	$8,898	$8,838	$9,788	$9,661

All mortgage-backed securities are Freddie Mac, Fannie Mae or Ginnie Mae backed securities.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or until maturity.

In analyzing the issuer’s financial condition, management considers industry analysts’ reports, financial performance, and projected target prices of investment analysts. During the quarter ended June 30, 2008, the Company identified the Shay AMF Ultra Short Mortgage mutual find it holds as being an other-than-temporarily impaired asset and realized an impairment loss of $274,000 on these securities.

Below is a schedule of securities with unrealized losses as of June 30, 2008 and 2007. These unrealized losses are the result of changes in market conditions and interest rates from those existing at the time of purchase of the securities and, as to mortgage-backed securities, actual and estimated prepayment speeds. These factors along with the fact the Company has both the intent and the ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value, substantiates, in management’s opinion, that these unrealized losses are considered temporary.

	At June 30, 2008
	Continuous Unrealized Losses for More Than 12 Months		Continuous Unrealized Losses for Less Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
U.S. Government and federal agencies securities:
AFS – four securities	$—	$—	$4,946	$53
Mortgage-backed securities:
HTM – five securities	—	—	6,167	146
AFS – one security	—	—	981	14

	$—	$—	$12,094	$213

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SECURITIES (CONTINUED)

	At June 30, 2007
	Continuous Unrealized Losses for More Than 12 Months		Continuous Unrealized Losses for Less Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
U.S. Government and federal agencies securities:
HTM – three securities	$2,443	$57	$—	$—
Mortgage-backed securities
AFS – two securities	375	2	—	—
Marketable equity securities - one security	2,859	86	—	—

	$5,677	$145	$—	$—

NOTE 3 - LOANS RECEIVABLE

Loans receivable at June 30, 2008 and 2007 consisted of the following:

	2008	2007
	(In Thousands)
Real estate loans:
Secured by one-to-four family residences	$90,494	$86,485
Secured by other properties	13,572	11,421
Construction loans	11,125	10,729
Mobile home loans	11,810	10,981
Consumer loans	380	226
Share loans	444	586
Commercial loans	244	108

	128,069	120,536

Loans in process	(2,533)	(4,107)
Deferred loan origination costs, net	16	24
Allowance for loan losses	(709)	(402)

Total loans receivable – net	$124,843	$116,051

Residential lending payment experience is generally dependent to some extent on economic and market conditions in the Bank’s lending area. Multi-family, commercial real estate and construction loan repayments are generally dependent on the operations of the related properties or the financial condition of its borrower or guarantor. Accordingly, repayment of such loans can be more susceptible to adverse conditions in the real estate market and the regional economy.

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LOANS RECEIVABLE (CONTINUED)

Substantially all of the Bank’s loans receivable are mortgage loans secured by residential, multi-family and commercial real estate properties located in the State of Maryland. Loans are extended only after evaluation by management of customers’ creditworthiness and other relevant factors on a case-by-case basis. The Bank generally does not lend more than 90% of the appraised value of a property and usually requires private mortgage insurance on residential mortgages with loan-to-value ratios in excess of 80%. In some instances, the Bank lent up to 90% of the appraised value of a property through a combination of first and second mortgages without requiring private mortgage insurance. The Bank originates and purchases mobile home loans to owner occupied borrowers up to a maximum of 90% of the value of the mobile home. In addition, the Bank generally obtains personal guarantees of repayment from borrowers and/or others for construction, commercial and multifamily residential loans and disburses the proceeds of construction and similar loans only as work progresses on the related projects.

The following is a summary of the allowance for loan losses for the years ended June 30, 2008 and 2007:

	2008	2007
	(In Thousands)
Balance at beginning of the year	$402	$410
Provision for loan losses	328	5
Loans charged-off	(21)	(13)
Recovery of loans charged-off	—	—

Balance at end of year	$709	$402

The Bank had three impaired loans as defined by SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” totaling $2,582,000 and allowances for loan losses relating to these impaired loans of $286,000 at June 30, 2008. The average balance in the impaired loans totaled $1,084,000 and the Bank did not recognize any interest income on impaired loans for the year ended June 30, 2008. The Bank had no impaired loans at June 30, 2007.

Non-accrual loans totaled approximately $2.6 million and $152,000 at June 30, 2008 and 2007, respectively. The Bank did not have any loan balances past due 90 days or more and still accruing interest at June 30, 2008 or 2007.

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

Financial Instruments Whose Contract Amounts Represent Credit Risk	Contract Amount at June 30,
	2008	2007
	(In Thousands)
Loan commitments	$2,849	$2,409
Unused lines of credit	2,313	2,080

Mortgage loan commitments of $1.97 million not reflected in the accompanying consolidated financial statements at June 30, 2008 are for fixed rate mortgages with interest rates ranging from 5.25% to 7.50%. There were consumer loan commitments of $881,000 at June 30, 2008 with interest rates ranging from 8.90% to 12.25%. Mortgage loan commitments of $1.4 million not reflected in the accompanying consolidated financial statements at June 30, 2007 are for fixed rate mortgages with interest rates ranging from 7.00% to 7.75%. There were consumer loan commitments of $1.0 million at June 30, 2007 with interest rates ranging from 9.00% to 12.75%. Loan commitments expire 60 days from the date of the commitment.

NOTE 4 - PREMISES AND EQUIPMENT

Premises and equipment at June 30, 2008 and 2007 are summarized by major classification as follows:

	2008	2007	Useful Life in Years
	(In Thousands)
Land	$1,055	$1,083	—
Buildings	1,585	1,302	15 – 40
Leasehold improvements	37	283	5 – 10
Furniture, fixtures, and equipment	861	775	3 – 10
Construction in progress	784	—

	4,322	3,443
Accumulated depreciation	(1,205)	(1,039)

	$3,117	$2,404

Depreciation expense for the years ended June 30, 2008 and 2007 was $166,000 and $151,000, respectively.

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

NOTE 6 - GOODWILL, OTHER INTANGIBLE ASSETS AND BRANCH ACQUISITION

On August 24, 2007, the Bank acquired a branch office in Pasadena, Maryland from Greater Atlantic Bank. The Bank paid a premium on the net liabilities, primarily on deposits of $51.5 million assumed at closing. The premium was comprised of goodwill totaling $3.9 million and identifiable intangibles (core deposit intangible) totaling $502,000. The goodwill is deductible for tax purposes.

The activity in goodwill and acquired intangible assets related to branch purchases is as follows:

	Year Ended June 30, 2008
	Goodwill	Core Deposit Intangible
	(In Thousands)
Gross carrying amount at beginning of year	$—	$—
Acquired during the year	3,940	502
Amortization	—	(112)

Net carrying amount	$3,940	$390

Under the provisions of SFAS No. 142, goodwill is not amortized but will be subjected to an annual assessment for impairment. The acquired intangible assets, apart from goodwill, will be amortized over their remaining estimated lives.

At June 30, 2008, future estimated annual amortization expense is as follows (in thousands):

Year ending June 30:
2009	$110
2010	92
2011	74
2012	56
2013	38
2014	20

Total	$390

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - DEPOSITS

Deposits are composed of the following:

	June 30,
	2008	2007
	(In Thousands)
Non-interest bearing accounts	$6,040	$3,571
NOW and money market accounts	53,520	32,978
Savings accounts	16,454	18,924
Certificates of deposit	61,018	43,019

	$137,032	$98,492

Interest expense on deposits for the years ended June 30, 2008 and 2007 is as follows:

	2008	2007
	(In Thousands)
NOW and money market accounts	$1,469	$1,182
Savings accounts	311	432
Certificates of deposit	2,894	2,032

	$4,674	$3,646

At June 30, 2008 and 2007, the Bank had outstanding $18.9 million and $15.6 million in certificates of deposit in excess of $100,000, respectively. Deposits in excess of $100,000 may not be insured by the FDIC. At June 30, 2008 and 2007, the Bank had no certificates of deposit in excess of $250,000 outstanding. IRA deposits in excess of $250,000 may not be insured by the FDIC.

At June 30, 2008, scheduled maturities of certificates of deposit are as follows (in thousands):

Year ending June 30:
2009	$35,750
2010	9,040
2011	13,496
2012	1,579
2013	1,153

$61,018

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – BORROWINGS

At June 30, 2008 and 2007, the Bank has an agreement under a blanket floating lien with the FHLB providing the Bank a line of credit of $40.0 million. At June 30, 2008, the Bank had outstanding advances of $7.5 million at a weighted rate of 4.68% consisting of a $2.5 million principal reducing advance at a fixed rate of 4.64% scheduled to mature in August 2010 and a $5.0 million fixed rate advance at a fixed rate of 4.75% scheduled to mature in September 2010. At June 30, 2007, the Bank had outstanding advances of $13.5 million at a weighted rate of 4.95%. The Bank is required to maintain as collateral for its FHLB advances qualified mortgage loans in an amount equal to 125% of the outstanding advances. Additionally at June 30, 2008, the Bank had a $2.0 million unsecured demand line of credit facility with M&T Bank which had no outstanding balance.

At June 30, 2008, scheduled repayments and maturities of outstanding advances are as follows (in thousands):

Year ending June 30:
2009	$1,000
2010	1,500
2011	5,000

Total	$7,500

NOTE 9 – PROFIT SHARING AND DEFERRED COMPENSATION AGREEMENTS

The Bank has a profit-sharing plan and a 401(k) plan for all eligible employees. Contributions to the plans are discretionary by the Board of Directors. Expenses for the years ended June 30, 2008 and June 30, 2007 were $-0- and $24,000 for the profit-sharing plan and $28,000 and $22,000 for the 401(k) plan, respectively.

The Company has deferred compensation agreements with two of its executive officers. Under each executive officer’s agreement, the deferred compensation will be paid from the proceeds in excess of cash value of life insurance policies. The cost of the insurance is charged to operations as incurred. The amount of an executive officer’s benefit is determined pursuant to the accrual of two accounts: (i) a pre-retirement account and (ii) an index retirement benefit account. The pre-retirement account is a liability reserve account of the Bank and, prior to the executive officer’s termination of service or retirement is increased or decreased each calendar year by the aggregate annual after-tax income from specified life insurance policies purchased or deemed purchased by the Bank reduced by an “opportunity cost,” which is calculated by taking into account the Bank’s after-tax cost of funds. The index retirement benefit account for any calendar year is equal to the excess of the annual earnings (if any) of the insurance policies for that year over the “opportunity cost” for that year.

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

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – PROFIT SHARING AND DEFERRED COMPENSATION AGREEMENTS (CONTINUED)

The accrued liabilities for the aforementioned plans were $725,000 and $573,000 for the executive plans and $180,000 and $165,000 for the directors’ plans at June 30, 2008 and 2007, respectively. The Company recognized compensation expense related to these plans in the amount of $167,000 and $150,000 during the years ended June 30, 2008 and 2007, respectively. In addition the Company recognized a liability of $221,000 through beginning retained earnings related to the postretirement benefits covered by endorsement split-dollar life arrangements effective July 1, 2007 with the adoption of EITF 06-4. The Company recognized compensation expense related to the split-dollar benefit in the amount of $30,000 during the year ended June 30, 2008.

The Company recognized the increase in the cash surrender value of the insurance policies as income from investment in life insurance in the amount of $76,000 and $89,000 during the years ended June 30, 2008 and 2007, respectively.

NOTE 10 – COMMON STOCK AND EMPLOYEE STOCK OWNERSHIP PLAN

In 2005, the Bank reorganized from a federally chartered mutual savings bank to a federally chartered stock savings bank. Simultaneously, the Bank formed a new holding company, BV Financial, Inc. Also simultaneously, a mutual holding company was formed, Bay-Vanguard, M.H.C. In connection with the reorganization, the Company issued 2,645,000 shares of its common stock. A majority of that stock (1,454,750 shares) was issued to Bay Vanguard, M.H.C. The remainder was sold and issued to depositors of the Bank and the ESOP.

At the same time as the reorganization and conversion, the Bank established the ESOP for its employees. On January 12, 2005, the ESOP acquired 103,684 shares of the Company’s common stock in the conversion with funds provided by a loan from the Company. Accordingly, $1,036,000 of common stock acquired by the ESOP was shown as a reduction of stockholders’ equity. The ESOP loan is being repaid principally from the Bank’s contributions to the ESOP in 15 equal annual installments through 2020 and bears interest at the rate of five and one quarter percent (5.25%). Shares are released to participants proportionately as the loan is repaid. The Bank will recognize compensation expense as shares are committed for release from collateral at their current market price. Dividends on allocated shares are recorded as a reduction of retained earnings and dividends on unallocated shares are recorded as a reduction of debt. The Company recognized $50,000 and $60,000 of compensation expense for the years ended June 30, 2008 and June 30, 2007, respectively. The ESOP holds the common stock in a trust for allocation among participating employees. 3,169 shares were allocated and 6,912 were released to participants during the year ended June 30, 2008. 5,125 shares were allocated and 6,912 were released to participants during the year ended June 30, 2007. The unearned ESOP shares totaled 76,036 at June 30, 2008. The fair value of the unearned shares at June 30, 2008 was $418,000.

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

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – EQUITY INCENTIVE PLAN

On November 8, 2005, stockholders approved the BV Financial, Inc. 2005 Equity Compensation Plan that enabled the Company to grant up to 181,447 stock options and restricted stock awards to employees and directors. On November 14, 2005, the Company granted stock options covering 111,456 shares of common stock to certain employees and directors of the Company, of which 43,466 and 22,286 were exercisable at June 30, 2008 and June 30, 2007, respectively. The options were granted at the then fair market value of the stock of $8.94, vest over five years and expire ten years from the date of grant.

Stock options had no intrinsic value at June 30, 2008. The Company recognized $59,000 and $98,000 of expense relating to the granting of stock options during the years ended June 30, 2008 and 2007, respectively. There has been no activity in the stock options to date.

On November 14, 2005, the Company granted 44,577 shares of restricted stock to certain employees and directors of the Company. The Company purchased shares in the open market during 2006 to fund this plan. The awards vest over a five-year period and, therefore, the cost of such awards is accrued ratably over a five-year period as compensation expense. The Company recognized $77,000 and $81,000 of expense relating to the grant of shares of restricted stock during the years ended June 30, 2008 and 2007, respectively. Shares vesting were 8,468 and 8,915 for the years ended June 30, 2008 and 2007, respectively. Unvested shares were 21,265 at June 30, 2008.

As of June 30, 2008, there was $260,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan. The remaining cost is expected to be recognized over a weighted-average period of 2.4 years.

NOTE 12 – REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) and risk-weighted assets (as defined), and of Tier I capital (as defined) to adjusted total assets (as defined). Management believes, as of June 30, 2008 and 2007 that the Bank met all capital adequacy requirements to which it was subject.

As of June 30, 2008, the most recent notification from the Office of Thrift Supervision has categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There have been no conditions or events since that notification that management believes have changed the Bank’s category.

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – REGULATORY MATTERS (CONTINUED)

The following table presents the Bank’s capital position based on the financial statements:

	Actual		For Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount	Ratio
	(Dollars in Thousands)
As of June 30, 2008:
Tangible (to adjusted total assets)	$8,869	5.55%	$	≥2,397	1.5%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	8,869	9.62		N/A	N/A	$5,532	≥6.0%
Core (to adjusted total assets)	8,869	5.55		≥6,389	≥4.0	7,990	≥5.0
Total (to risk-weighted assets)	9,578	10.39		≥7,373	≥8.0	9,218	≥10.0

As of June 30, 2007:
Tangible (to adjusted total assets)	$13,514	10.08%	$	≥2,010	1.5%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	13,514	16.47		N/A	N/A	$4,923	≥6.0%
Core (to adjusted total assets)	13,514	10.08		≥5,361	≥4.0	6,701	≥5.0
Total (to risk-weighted assets)	13,916	16.96		≥6,564	≥8.0	8,205	≥10.0

The following table provides a reconciliation of total stockholders’ equity per the consolidated financial statements to capital amounts reflected in the above table:

	2008	2007
	(In Thousands)
Total equity	$16,345	$18,218
Adjustments to regulatory capital:
Accumulated other comprehensive loss	37	54
Intangible assets (goodwill, core deposit intangible, software)	(4,359)	(49)
Equity of BV Financial, Inc.	(3,154)	(4,709)

Tangible, Tier 1 and Core Capital	8,869	13,514
Allowance for loan losses	709	402

Total Capital	$9,578	$13,916

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – REGULATORY MATTERS (CONTINUED)

The Bank was allowed a special bad debt deduction at various percentages of otherwise taxable income for various years through December 1, 1987. If the amounts which qualified as deductions for federal income tax purposes prior to December 31, 1987 are later used for purposes other than to absorb loan losses, including distributions in liquidations, they will be subject to federal and state income tax at the then current corporate rate. Retained earnings at June 30, 2008 and 2007 include $1,201,000, for which no provision for income tax has been provided. The unrecorded deferred income tax liability on the above amount was approximately $464,000.

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

The Board of Directors of Bay-Vanguard, M.H.C. determines whether Bay-Vanguard, M.H.C. will waive or receive dividends declared by the Company each time the Company declares a dividend, which is expected to be on a quarterly basis. Bay-Vanguard, M.H.C. may elect to receive dividends and utilize such funds to pay general corporate expenses. The Office of Thrift Supervision (the “OTS”) has indicated that (i) Bay-Vanguard, M.H.C. shall provide the OTS annually with written notice of its intent to waive its dividends prior to the proposed date of the dividend, and the OTS shall have the authority to approve or deny any dividend waiver request; and (ii) if a waiver is granted, dividends waived by Bay-Vanguard, M.H.C. will be excluded from the Company’s capital accounts for purposes of calculating dividend payments to minority shareholders. Through June 30, 2008, Bay-Vanguard, M.H.C. waived the right to receive its portion of the cash dividends paid which totaled $509,000 on a cumulative basis.

The Federal Reserve Board regulations require savings institutions to maintain non-interest earnings reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $43.9 million; a 10% reserve ratio is applied above $43.9 million. The first $8.5 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually. Bay-Vanguard Federal Savings Bank had no reserve requirement at June 30, 2008 and June 30, 2007.

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – INCOME TAXES

The income tax provision consists of the following for the years ended June 30, 2008 and 2007:

	2008	2007
	(In Thousands)
Current expense (benefit):
Federal	$(44)	$182
State	(20)	43

	(64)	225

Deferred benefit:
Federal	(138)	(131)
State	(52)	(28)

	(190)	(159)

	$(254)	$66

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2008 and 2007 are presented below:

	2008	2007
	(In Thousands)
Deferred tax assets:
Deferred compensation	$357	$285
Allowance for loan losses	280	149
Unrealized losses on available for sale securities	23	34
Stock-based compensation	54	76
Core deposit intangible	31	—
Impairment loss on investment securities	115	—
Other	54	42

Total Deferred Tax Assets	914	586

Deferred tax liabilities:
Federal Home Loan Bank of Atlanta stock dividends	19	19
Accrual basis books to cash basis tax return	31	37
Depreciation	74	14
Goodwill	95	—

Total Deferred Tax Liabilities	219	70

Net Deferred Tax Assets	$695	$516

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – INCOME TAXES (CONTINUED)

The amount computed by applying the statutory federal income tax rate to income before income taxes is different than the taxes provided for the following reasons:

	Years Ended June 30,
	2008		2007
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
	(Dollars In Thousands)
Statutory federal income tax rate	$(198)	(34.0)%	$53	34.0%
State tax, net of federal income tax benefit	(49)	(8.3)	11	6.9
Non-deductible stock-based compensation	13	2.2	22	13.8
Income from investment in life insurance	(26)	(4.4)	(30)	(19.2)
Other	6	1.0	10	6.6

	$(254)	(43.5)%	$66	42.1%

NOTE 14 – RELATED PARTY TRANSACTIONS

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

Year Ended June 30, 2008
(In Thousands)
Balance, beginning	$1,002
Reclass from employee to officer loans	198
Advances	131
Repayments	(203)

Balance, ending	$1,128

The Bank had leased one of its office buildings from a relative of an officer of the Bank. The Bank had executed a new lease on August 4, 2004 with an initial term of five years, with two five year renewal options. Rent expense for the years ended June 30, 2008 and 2007 was $22,000 and $22,000, respectively. The annual rent was payable in equal monthly installments. The Bank entered into an agreement to purchase this office building and settlement occurred on June 24, 2008 with a purchase price of $750,000. The lease agreement terminated upon the purchase of the building. (The building is reflected in construction in progress at June 30, 2008 as it will be undergoing significant renovation).

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – RELATED PARTY TRANSACTIONS (CONTINUED)

Gallagher Evelius & Jones LLP, of which one of the Bank’s directors is a partner, has performed legal services for Bay-Vanguard Federal. Bay-Vanguard Federal paid a total of $60,000 and $60,000 in legal fees to Gallagher Evelius & Jones LLP for fiscal 2008 and fiscal 2007, respectively.

NOTE 15 – LEASING ARRANGEMENTS

The Bank assumed a non-cancelable operating lease, whose current term expires in August 2013, with the Pasadena branch acquisition. The lease contains an option which enables the Bank to renew the lease for an additional 5-year period. In addition to minimum rentals, the lease has escalation clauses based upon price indices and includes provisions for additional payments to cover real estate taxes and common area maintenance.

At June 30, 2008, the total minimum rental commitment under this lease is outlined below (in thousands):

Year ending June 30:
2009	$64
2010	65
2011	67
2012	69
2013	71
2014	12

Total	$348

Rent expense for the years ended June 30, 2008 and 2007 was $85,000 and $22,000, respectively, including the related party expense disclosed in Note 14.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Various legal claims arise from time to time in the normal course of business, which, in the opinion of management, will have no material effect on the Company’s consolidated financial position or results of operations.

NOTE 17 – SUBSEQUENT EVENT

The Bank terminated its executive and director split-dollar life insurance retirement death benefit and recognized income of $221,000 in the quarter ended September 30, 2008.

NOTE 18 – DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 18 – DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The following methods and assumptions were used by the Bank in estimating the fair values of financial instruments:

Cash and Cash Equivalents and Interest Bearing Deposits in Other Banks

The carrying amounts of cash and equivalents and interest bearing deposits in other banks approximate fair value.

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

Off-Balance Sheet Credit Related Instruments

Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair values of these instruments were not significant at June 30, 2008 or 2007.

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The following table summarizes the carrying amounts and fair values of financial instruments at June 30, 2008 and 2007:

	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$8,282	$8,282	$5,357	$5,357
Interest bearing time deposits in other banks	580	580	199	199
Securities available for sale	8,838	8,838	3,300	3,300
Securities held to maturity	9,788	9,661	2,656	2,601
Loans receivable, net	124,843	127,001	116,051	110,344
Federal Home Loan Bank of Atlanta stock	654	654	848	848
Accrued interest receivable	670	670	538	538

Financial liabilities:
Deposits, including accrued interest payable	137,032	137,561	98,492	98,862
Advances from Federal Home Loan Bank	7,500	7,633	13,500	13,335

Off-balance sheet commitments	—	—	—	—

NOTE 19 – CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

Information as to the financial position of BV Financial, Inc. and its results of operations and cash flows as of and for the years ended June 30, 2008 and 2007 are summarized below.

	June 30,
	2008	2007
	(In Thousands)
Statements of Financial Condition
Assets
Cash	$2,215	$3,828
Employee stock ownership plan loan	810	864
Investment in subsidiary	13,191	13,509
Other assets	129	21

Total assets	$16,345	$18,222

Liabilities and Stockholders’ Equity
Other liabilities	$—	$4
Total stockholders’ equity	16,345	18,218

Total liabilities and stockholders’ equity	$16,345	$18,222

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY) (CONTINUED)

	Years Ended June 30,
	2008	2007
	(In Thousands)
Statements of Operations
Interest income	$45	$48
Non-interest expense	(64)	(78)

Loss before income tax benefit	(19)	(30)
Income tax benefit	9	9

Loss before equity in net income (loss) of subsidiary	(10)	(21)
Equity in net income (loss) of subsidiary	(320)	112

Net income (loss)	$(330)	$91

	Years Ended June 30,
	2008	2007
	(In Thousands)
Statements of Cash Flows
Net income (loss)	$(330)	$91
Adjustments to reconcile net income (loss ) to net cash from operating activities:
Equity in net loss (income) of subsidiary	320	(112)
Increase in other assets	(108)	(10)
Increase (decrease) in other liabilities	(4)	3

Net cash used in operating activities	(122)	(28)

Cash Flows from Investing Activities
Capital contributed to subsidiary	(20)	(15)
Principal collected on ESOP loan	54	51

Net cash provided by investing activities	34	36

Cash Flows from Financing Activities
Cash dividend paid, including dividends on unallocated ESOP shares	(186)	(163)
Treasury stock purchased	(1,339)	(541)

Net cash used in financing activities	(1,525)	(704)

Decrease in cash and cash equivalents	(1,613)	(696)
Cash and cash equivalents at beginning of period	3,828	4,524

Cash and cash equivalents at end of period	$2,215	$3,828