Form 10-Q
period 2008-09-30
BV Financial, Inc.
filed 2008-11-14
CIK 1302387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission file number: 0-51014

BV FINANCIAL, INC.

(Exact name of registrant as specified in its charter)

Federal	14-1920944
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7114 North Point Road, Baltimore, Maryland 21219

(Address of principal executive offices)

(410) 477-5000

(Registrant’s telephone number)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 14, 2008, there were 2,381,258 shares of the registrant’s common stock outstanding.

BV FINANCIAL, INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BV FINANCIAL, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

(Unaudited)

	September 30, 2008	June 30, 2008
	(Dollars in thousands, except per share data)
ASSETS
Cash	$1,488	$1,753
Federal funds sold	1,225	6,529

Cash and Cash Equivalents	2,713	8,282

Interest bearing time deposits in other banks	230	580
Securities trading	2,071	—
Securities available for sale	6,164	8,838
Securities held to maturity	9,483	9,788
Loans receivable, net of allowance for loan losses September 30, 2008 - $709; June 30, 2008 - $709	126,919	124,843
Premises and equipment, net	3,089	3,117
Federal Home Loan Bank of Atlanta stock, at cost	879	654
Investment in life insurance	2,072	2,054
Accrued interest receivable	668	670
Goodwill	3,940	3,940
Other intangible assets, net	361	390
Other assets	959	869

Total Assets	$159,548	$164,025

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Noninterest bearing deposits	$5,489	$6,040
Interest bearing deposits	122,344	130,992

Total deposits	127,833	137,032
Federal Home Loan Bank advances	12,500	7,500
Official checks	1,074	657
Advance payments by borrowers for taxes and insurance	572	1,187
Other liabilities	1,049	1,304

Total Liabilities	$143,028	$147,680

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 9,000,000 shares authorized; 2,645,000 shares issued; 2,381,258 and 2,381,258 shares outstanding as of September 30, 2008 and June 30, 2008, respectively	26	26
Paid-in capital	11,127	11,123
Unearned employee stock ownership plan shares	(739)	(756)
Treasury stock, at cost; 263,742 shares and 263,742 shares as of September 30, 2008 and June 30, 2008, respectively	(2,120)	(2,140)
Retained earnings	8,325	8,129
Accumulated other comprehensive loss	(99)	(37)

Total Stockholders’ Equity	16,520	16,345

Total Liabilities and Stockholders’ Equity	$159,548	$164,025

See Notes to Unaudited Consolidated Financial Statements.

BV FINANCIAL, INC. AND SUBSIDIARY

Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,
	2008	2007
	(Dollars in thousands, except per share data)
INTEREST INCOME
Loans, including fees	$1,990	$1,880
Investment securities – taxable	228	86
Other	13	223

Total Interest Income	2,231	2,189

INTEREST EXPENSE
Deposits	974	1,079
Federal Home Loan Bank advances	109	194

Total Interest Expense	1,083	1,273

Net Interest Income	1,148	916

PROVISION FOR LOAN LOSSES	—	20

Net Interest Income after Provision for Loan Losses	1,148	896

NONINTEREST INCOME
Service fees on deposits	29	31
Service fees on loans	8	8
Income from investment in life insurance	18	17
Loss on securities trading	(226)	—
Termination of split-dollar life insurance liability	240	—
Other income	27	16

Total Noninterest Income	96	72

NONINTEREST EXPENSES
Compensation and related expenses	531	536
Occupancy	62	55
Data processing	95	75
Telephone and postage	18	17
Advertising	28	30
Professional fees	57	61
Equipment	42	42
Amortization of intangible assets	29	21
Other	141	92

Total Noninterest Expenses	1,003	929

Income before Income Taxes (Benefit)	241	39
Provision (Benefit) For Income Taxes	(3)	17

Net Income	$244	$22

BASIC AND DILUTED EARNINGS PER SHARE	$0.11	$0.01
DIVIDENDS DECLARED PER SHARE	$0.05	$0.05

See Notes to Unaudited Consolidated Financial Statements.

BV FINANCIAL, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,
	2008	2007
	(In thousands)
Net Income	$244	$22
Unrealized net holding gains (losses) on available-for-sale securities, net of taxes of $(41) and $2	(62)	3

Comprehensive Income	$182	$25

See Notes to Unaudited Consolidated Financial Statements.

BV FINANCIAL, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended September 30,
	2008	2007
	(In thousands)
Cash Flows from Operating Activities
Net income	$244	$22
Adjustments to reconcile net income to net cash from operating activities:
Net amortization of discounts and premiums	7	—
Provision for loan losses	—	20
Net change in securities trading	476	—
Amortization of deferred loan fees/costs	30	15
Provision for depreciation	42	39
Amortization of intangible assets	29	21
Increase in cash surrender value of life insurance	(18)	(17)
Stock-based compensation expense	41	55
Termination of split-dollar life insurance liability	(240)	—
Decrease (increase) in other assets	19	(628)
Increase (decrease) in other liabilities	(15)	149

Net Cash Provided by (Used in) Operating Activities	615	(324)

Cash Flows from Investing Activities
Net decrease (increase) in interest bearing deposits	350	(620)
Purchases of securities available for sale	—	(39)
Proceeds from maturity of securities held to maturity	—	500
Principal collected on mortgage backed securities	323	22
Net increase in loans	(2,174)	(4,020)
Purchase of premises and equipment	(13)	(100)
Purchase of Federal Home Loan Bank stock	(225)	—
Proceeds from the sale of Federal Home Loan Bank stock	—	248
Net cash received in branch acquisition	—	46,913

Net Cash Provided by (Used in) Investing Activities	(1,739)	42,904

Cash Flows from Financing Activities
Increase (decrease) in official checks	417	(490)
Net decrease in deposits	(9,199)	(5,708)
Decrease in advance payments by borrowers for taxes and insurance	(615)	(605)
Advances from Federal Home Loan Bank	7,500	7,500
Repayment of advances from Federal Home Loan Bank	(2,500)	(13,000)
Cash dividends paid	(48)	(52)
Purchases of stock for treasury	—	(634)

Net Cash Used In Financing Activities	(4,445)	(12,989)

Net Increase (Decrease) in Cash and Cash Equivalents	(5,569)	29,591
Cash and Cash Equivalents – Beginning	8,282	5,357

Cash and Cash Equivalents – Ending	$2,713	$34,948

Supplementary Cash Flows Information
Interest paid	$1,086	$1,062

Income taxes paid	$—	$—

Net loans transferred to repossessed assets	$102	$—

See Notes to Unaudited Consolidated Financial Statements.

BV FINANCIAL, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

September 30, 2008

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America. However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the entire year. These unaudited consolidated financial statements should be read in conjunction with BV Financial, Inc.’s (the “Company” or “BV Financial”) Annual Report on Form 10-K for the year ended June 30, 2008.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, Bay-Vanguard Federal Savings Bank (the “Bank” or “Bay-Vanguard Federal”) and its wholly-owned subsidiary, Housing Recovery Corporation. All intercompany balances and transactions have been eliminated in consolidation.

Reclassification

Certain prior year amounts have been reclassified to conform with the current year’s presentation. Such reclassifications had no effect on net income.

(2) Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the appropriate period. Unearned shares under the Bay-Vanguard Federal Savings Bank Employee Stock Ownership Plan (“ESOP”) are not included in outstanding shares. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding as adjusted for the dilutive effect of stock options and unvested stock awards based on the “treasury stock” method. As of September 30, 2008 and 2007, the Company had 21,265 and 29,733 shares of unvested restricted stock, respectively, and 111,456 shares and 111,456 shares of unexercised stock options, respectively, none of which were dilutive.

Information related to the calculation of earnings per share is summarized for the three months ended September 30, 2008 and 2007 as follows:

	Three Months Ended September 30,
	2008		2007
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Net income	$244	$244	$22	$22

Weighted average common shares outstanding	2,315	2,315	2,356	2,356
Dilutive securities:
Restricted stock	—	—	—	—
Stock options	—	—	—	—

Adjusted weighted average shares	2,315	2,315	2,356	2,356

Per share amount	$0.11	$0.11	$0.01	$0.01

(3) Equity Incentive Plan

On November 8, 2005, stockholders approved the BV Financial, Inc. 2005 Equity Compensation Plan (the “Plan”) that enabled the Company to grant up to 181,447 stock options and restricted stock awards to employees and directors. On November 14, 2005, the Company granted stock options covering 111,456 shares of common stock to certain employees and directors of the Company, of which 43,466 and 22,286 were exercisable at September 30, 2008 and September 30, 2007, respectively. The options were granted at the then fair market value of the stock of $8.94, vest over five years and expire ten years from the date of grant.

Stock options had no intrinsic value at September 30, 2008. The Company recognized $12,000 and $19,000 of expense relating to the granting of stock options during the three months ended September 30, 2008 and 2007, respectively. There has been no activity in the stock options to date.

On November 14, 2005, the Company granted 44,577 shares of restricted stock to certain employees and directors of the Company. The Company purchased shares in the open market during 2006 to fund this plan. The awards vest over a five-year period and, therefore, the cost of such awards is accrued ratably over a five-year period as compensation expense. The Company recognized $20,000 and $20,000 of expense relating to the grant of shares of restricted stock during the three months ended September 30, 2008 and 2007, respectively. Shares vesting were 8,468 and 8,915 for the periods ended September 30, 2008 and 2007, respectively. Unvested shares were 21,265 at September 30, 2008.

At September 30, 2008, there was $240,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted average period of 2.1 years.

(4) Recent Accounting Pronouncements

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS No. 160”). This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of the Company’s fiscal year beginning July 1, 2009 and is not expected to have a significant impact on our financial statements.

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

In October 2008, the FASB issued FASB Staff Position (FSP) 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset is Not Active” (FSP 157-3), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to our September 30, 2008 financial statements. The application of the provisions of FSP 157-3 did not materially affect our results of operations or financial condition as of and for the period ended September 30, 2008.

In September 2006, the FASB’s Emerging Issues Task Force (EITF) issued EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee’s benefit during his or her retirement, then the liability recognized during the employee’s active service period should be based on the future cost of insurance to be incurred during the employee’s retirement. Alternatively, if the policyholder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106 or Accounting Principles Board (APB) Opinion No. 12, as appropriate. For transition, an entity can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption. The Company adopted this EITF effective July 1, 2007 and recorded a cumulative-effect adjustment to retained earnings of $(221,000). The Bank terminated its executive and director split-dollar life insurance retirement death benefit and recognized income of $240,000 in the quarter ended September 30, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 was effective for the Company July 1, 2008. The Company has elected to account for the Shay AMF Ultra Short Mortgage Fund mutual fund it holds at fair value and there was no impairment recognized with this adoption as the investment had been written down to fair value at June 30, 2008. Future gains and losses will be reflected through earnings.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the potential impact the new pronouncement will have on its financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the potential impact the new pronouncement will have on its financial statements.

In September 2008, the FASB issued FSP 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (FSP 133-1 and FIN 45-4). FSP 133-1 and FIN 45-4 amends and enhances disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies that the disclosure requirements of SFAS No. 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. FSP 133-1 and FIN 45-4 is effective for reporting periods (annual or interim) ending after November 15, 2008. The implementation of this standard will not have a material impact on our financial position and results of operations.

In September 2008, the FASB ratified the Emerging Issues Task Force (EITF) Issue No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement” (EITF 08-5). EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement should not include the effect of the credit enhancement in the fair value measurement of the liability. EITF 08-5 is effective for the first reporting period beginning after December 15, 2008. The Company is currently evaluating the potential impact the new pronouncement will have on its financial statements.

(5) FDIC Temporary Liquidity Guaranty Program

The FDIC has recently increased the amount of insured bank deposits to $250,000 per account. On October 14, 2008, the FDIC insurance was also extended to unlimited coverage for non-interest bearing deposit transaction accounts, and will last through December 31, 2009 unless otherwise extended by the FDIC. Under the program, effective December 5, 2008, insured depository institutions that have not opted out of the FDIC Temporary Liquidity Guarantee Program will be subject to a 0.10% surcharge applied to non-interest bearing transaction deposit account balances in excess of $250,000, which surcharge will be added to the institution’s existing risk-based deposit insurance assessments. The Bank is currently evaluating whether it will participate in the FDIC Temporary Liquidity Guaranty Program.

(6) Goodwill, Other Intangible Assets and Branch Acquisition

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

(7) Fair Values for Financial Instruments

In September 2006, the Financial Accounting Standards Board issued FASB Statement No. 157, “Fair Value Measurements,” (SFAS 157) which defines fair value, establishes a framework for measuring fair value under Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. Effective July 1, 2008, the Company adopted SFAS 157. The primary effect of SFAS 157 on the Company was to expand the required disclosures pertaining to the methods used to determine fair values.

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurements).

The three levels of the fair value hierarchy under SFAS 157 are as follows:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2: Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability.

Level 3: Prices or valuation techniques that requires inputs that are both significant to the fair value measurement and unobservable (i.e. supported with little or no market activity).

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For assets measured at fair value, the fair value measurements by level within the fair value hierarchy used at September 30, 2008 are as follows:

	September 30, 2008	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Other Unobservable Inputs
	(Dollars in thousands)
Securities trading	$2,071	$—	$2,071	$—
Securities available for sale	6,164	—	6,164	—
Impaired loans	1,376	—	—	1,376
Repossessed assets	110	—	—	110

Total	$9,721	$—	$8,235	$1,486

The following valuation techniques were used to measure the fair value of assets in the table above on a recurring basis as of September 30, 2008.

Securities trading – The fair value of securities trading was based on available market pricing for the security.

Securities available for sale – The fair values of securities available for sale were based on available market pricing for the securities.

Impaired Loans – Loans included in the above table are those that are accounted for under SFAS 114, Accounting by Creditors for Impairment of a Loan, in which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value was determined based upon a discounted cash flow from the expected proceeds of the underlying collateral. This asset is included as Level 3 fair value, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of the loan balance reduced by any specific impairment reserve.

Repossessed Assets – Fair value of repossessed assets was based on the Company’s appraisal of the property. This value was determined from a current industry standard appraisal guide based on the value of similar properties adjusted for factors including condition and location of property.

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements of impaired loans and other real estate owned using significant observable (Level 3) inputs.

(dollars in thousands)	Impaired Loans	Repossessed Assets
Beginning balance at June 30, 2008	$2,379	$42
Loans added/Acquisitions	54	102
Payments and other credits	(1,161)	—
Sales	—	(34)
Specific allowance	(104)	—

Balance at September 30, 2008	$1,376	$110

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 was effective for the Company July 1, 2008. The Company elected to account for the Shay AMF Ultra Short Mortgage Fund mutual fund it holds at fair value and recognized a trading loss of $226,000 during the quarter ended September 30, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Bay-Vanguard, M.H.C., BV Financial and Bay-Vanguard Federal’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of BV Financial and its subsidiary include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in BV Financial and Bay-Vanguard Federal’s market area, changes in real estate market values in BV Financial and Bay-Vanguard Federal’s market area, and changes in relevant accounting principles and guidelines.

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

General

BV Financial (the “Company”) was organized as a federally chartered corporation at the direction of Bay-Vanguard Federal Savings Bank (the “Bank” or “Bay-Vanguard Federal”) in January 2005 to become the mid-tier stock holding company for Bay-Vanguard Federal upon the completion of its reorganization into the mutual holding company form of organization. Pursuant to the Plan of Reorganization, the Bank converted to stock form with all of its stock owned by the Company and organized Bay-Vanguard, M.H.C. (the “M.H.C.”) as a federally chartered mutual holding company that owned 55% of the common stock of the Company.

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

Critical Accounting Policies

The Company considers accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets and liabilities or income and expense to be critical accounting policies. The Company considers the allowance for loan losses, the determination of other than temporary impairment of investments, intangible asset impairment and the deferred tax asset valuation allowance to be critical accounting policies.

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

Other-than-Temporary Impairment of Investment Securities. There are certain securities in an unrealized loss position that management believes at this time are temporarily impaired. If the fair value of these securities does not recover in a reasonable period of time or management can no longer demonstrate the ability and intent to hold them until recovery, a write-down through the consolidated statements of income would be necessary.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or until maturity. In analyzing the issuer’s financial condition, management considers industry analysts’ reports, financial performance and projected target prices of investment analysts.

Intangible Asset Impairment. The Company has goodwill and core deposit intangible assets arising from a branch purchase. The goodwill is evaluated regularly for impairment while the core deposit intangible is being amortized over seven years.

Deferred Tax Asset Valuation Allowance. Management determined that no valuation allowance was warranted based on a history of taxable income, the expectation of taxable income going forward and the availability of tax planning strategies to generate future income, including capital gains if necessary to offset capital losses on its mutual fund security.

Comparison of Financial Condition at September 30, 2008 and June 30, 2008

Total assets decreased $4.5 million, or 2.7%, to $159.5 million at September 30, 2008 from $164.0 million at June 30, 2008 primarily due to a $5.6 million decrease in cash and cash equivalents.

Loans receivable increased $2.1 million, or 1.7%, to $126.9 million at September 30, 2008 from $124.8 million at June 30, 2008, primarily due to a $1.9 million increase in residential real estate loans, and a $200,000 increase in non-residential and construction loans. Non-residential and construction loans increased due to the Bank’s focus on shorter-term higher-rate loan products. Residential loans increased due to competitive rates and marketing efforts in our local communities.

Securities decreased $908,000, or 4.9%, from $18.6 million at June 30, 2008 primarily due to the redemption of $250,000 of the AMF Ultra Short Mortgage mutual fund, a trading loss of $226,000 on the same mutual fund, and principal payments of $300,000 on mortgage pass-through securities. Securities trading are carried at fair value with gains and losses being reflected through earnings.

Cash and cash equivalents decreased $5.6 million, or 67.2%, from $8.3 million at June 30, 2008 to $2.7 million at September 30, 2008, to fund the $2.1 million increase in loans and partially fund the $9.2 million decrease in deposits.

Deposits decreased $9.2 million, or 6.7%, to $127.8 million at September 30, 2008, primarily due to a $7.7 million decrease in demand deposit accounts and an $800,000 decrease in certificates of deposit. Federal Home Loan Bank advances increased $5.0 million, or 66.7%, to $12.5 million at September 30, 2008 due to loan growth and a decrease in deposits.

Total equity increased $175,000 , or 1.1%, to $16.5 million at September 30, 2008 primarily as a result of net income of $244,000 for the period, offset by the payment of dividends.

Results of Operations for the Three Months Ended September 30, 2008 and 2007

General. Net income increased $222,000, or 10.1%, to a net income of $244,000 for the three months ended September 30, 2008 compared to the same period in the prior year due primarily to a $232,000 increase in net interest income and a $24,000 increase in noninterest income, offset by a $74,000 increase in noninterest expenses.

Net Interest Income. The following table summarizes interest income and expense for the three months ended September 30, 2008 and 2007.

	Three Months Ended September 30,
	2008	2007	% change
	(Dollars in thousands)
Interest Income:
Loans, including fees	$1,990	$1,880	5.9%
Investment securities – taxable	228	86	165.1
Other	13	223	(94.2)

Total interest income	2,231	2,189	1.9

Interest Expense:
Deposits	974	1,079	(9.7)
Federal Home Loan Bank advances	109	194	(43.8)

Total interest expense	1,083	1,273	(14.9)

Net interest income	$1,148	$916	25.3

The following table summarizes average balances and average yield and costs for the three months ended September 30, 2008 and 2007.

	Three Months Ended September 30,
	2008		2007
	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost
	(Dollars in thousands)
Loans	$126,932	6.27%	$118,612	6.34%
Investment securities	17,954	5.08	5,830	5.97
Interest-bearing time deposits in other banks	217	3.69	322	4.97
Federal funds sold	1,729	2.54	15,396	5.66
Interest-bearing deposits	123,058	3.51	110,085	3.92
Federal Home Loan Bank advances	12,500	3.49	15,190	5.11

Net interest income for the three months ended September 30, 2008 increased $232,000, or 25.3%, compared to the same period last year, as a result of an increase in investment securities and the loan portfolio and a decrease in interest expense due to a decrease in the rate paid on interest bearing deposits and the rate charged on the FHLB advances. Total interest income increased as a result of the growth in average interest-earning assets to $146.8 million from $140.2 million. The growth in average interest-earning assets was mainly due to an increase in investment securities, attributable to the assumption of deposits in the branch acquisition. Total interest expense decreased as a result of a decrease in the average rate paid on deposits offset by an increase in the average balance of deposits to $123.0 million, compared to average deposits of $110.0 million in 2007. Interest expense on Federal Home Loan Bank advances decreased due principally to a lower average rate paid on these advances.

Provision for Loan Losses. The following table summarizes the activity in the allowance for loan losses for the three months ended September 30, 2008 and 2007.

	Three Months Ended September 30,
	2008	2007
	(In thousands)
Allowance at beginning of period	$709	$402
Provision for loan losses	—	20

Allowance at end of period	$709	$422

The provision for loan losses decreased from $20,000 for the three months ended September 30, 2007 to zero for the three months ended September 30, 2008. The decrease in the provision for loan losses was due to the absence of any charge-offs in the period and to a decrease in nonperforming assets, offset by loan growth.

The following table provides information with respect to our nonperforming assets at the dates indicated. The Company did not have any accruing loans past due 90 days or more or foreclosed real estate at the dates presented.

	At September 30, 2008	At June 30, 2008
	(Dollars in thousands)
Nonaccruing loans:
Construction	$1,016	$2,623
One- to four-family	176	—
Other consumer	21	62

Total	1,213	2,685

Accruing loans past due 90 days or more	—	—
Troubled debt restructuring (1)	—	46
Foreclosed real estate	—	—
Other repossessed assets	110	41

Total non-performing assets	$1,323	$2,772

Total non-performing loans to total loans	0.96%	2.10%
Total non-performing loans to total assets	0.76	1.64
Total non-performing assets to total assets	0.83	1.69

(1)	As defined in Statement of Financial Accounting Standards No. 15.

Nonperforming assets decreased $1.4 million, or 52.3%, primarily due to a decrease in nonaccruing construction loans. The Bank refinanced one of the nonaccruing construction loans splitting the original loan amount between the two primary borrowers. Two of the properties were only 85% complete. The borrower who took this part of the refinancing provided additional properties for collateral so that there would be enough equity to finish the remaining 15% of the project. Once complete, the two units will be rented to improve cash flows for repayment. The borrower who refinanced the other properties is repaying a term loan that is secured by the two completed units, which are rented and producing income. The borrower is adding personal cash to help make the payments. Both of the refinanced loans were granted at the current market rates available and at the same risk and compliance as other such loans available. No concessions were made to the borrowers that otherwise would be considered.

Noninterest Income. The following table summarizes noninterest income for the three months ended September 30, 2008 and 2007.

	Three Months Ended September 30,
	2008	2007	% change
	(Dollars in thousands)
Service fees on deposits	$29	$31	(6.5)%
Service fees on loans	8	8	—
Income from investment in life insurance policy	18	17	5.9
Loss on securities trading	(226)	—	N/A
Termination of split-dollar life insurance liability	240	—	—
Other income	27	16	68.8

Total	$96	$72	33.3

The increase in noninterest income was due to $240,000 of income resulting from the termination of $3.9 million in split-dollar life insurance policies at September 30, 2008, offset by a loss on trading securities of $226,000 associated with a decline in the Shay AMF Ultra Short Mortgage mutual fund.

Noninterest Expenses. The following table summarizes noninterest expenses for the three months ended September 30, 2008 and 2007.

	Three Months Ended September 30,
	2008	2007	% change
	(Dollars in thousands)
Compensation and related expenses	$531	$536	(0.9)%
Occupancy	62	55	12.7
Data processing	95	75	26.7
Telephone and postage	18	17	5.9
Advertising	28	30	(6.7)
Professional fees	57	61	(6.6)
Equipment	42	42	—
Amortization of intangible assets	29	21	38.1
Other	141	92	24.8

Total	$1,003	$929	8.0

Efficiency ratio (1)	80.6%	94.0%

(1)	Computed as noninterest expenses divided by the sum of net interest income and other income.

Total noninterest expenses increased $74,000, or 8.0%. Compensation and related expenses decreased $5,000 or 0.9%, primarily as a result of decreases in bonuses paid. Occupancy expenses increased primarily due to increase in rental expense related to the new branch. Other expenses increased $49,000, or 24.8%, as a result of increases in office supplies, information technology expenses, bank charges and insurance mainly as a result of the acquisition of a new branch. Data processing costs increased $20,000, or 26.7%, due to additional charges related to the branch acquisition.

The Company anticipates a significant increase in the cost of federal deposit insurance from current levels of five to seven basis points. The FDIC has recently proposed to increase the assessment rate for the most highly rated institutions to between 12 and 14 basis points for the first quarter of 2009 and to between 10 and 14 basis points thereafter. Assessment rates could be further increased if an institution’s FHLB advances exceed 15% of deposits. The FDIC has also established a program under which it fully guarantees all non-interest bearing transaction accounts and senior unsecured debt of a bank or its holding company. Institutions that do not opt out of the program by December 5, 2008 will be assessed ten basis points for non-interest bearing transaction account balances in excess of $250,000 and 75 basis points of the amount of debt issued.

Income Taxes. Provision (benefit) for income taxes decreased $20,000, or 117.6%, from an expense of $17,000 for the three months ended September 30, 2007 to a tax benefit of $3,000 for the three months ended September 30, 2008. The effective tax rate was 43.6% for the three months ended September 30, 2007 compared to (1.2)% for the three months ended September 30, 2008. The primary reason for the significant change in the effective tax rate for the period ended September 30, 2008 is due to the tax effects of terminating our split-dollar life insurance plan.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2008, cash and cash equivalents totaled $2.7 million. Securities classified as trading and available-for-sale, which provide additional sources of liquidity, totaled $2.1 million and $6.1 million, respectively, at September 30, 2008. In addition, at September 30, 2008, we had the ability to borrow a total of approximately $31.9 million from the Federal Home Loan Bank of Atlanta. On that date, we had advances outstanding of $12.5 million. Additionally, at September 30, 2008, the Bank had a $2.0 million unsecured demand line of credit facility with M&T Bank, which had no outstanding balance.

At September 30, 2008, we had $1.9 million in loan commitments outstanding, which included $440,000 in commitments to purchase and originate mobile home loans. In addition to commitments to originate loans, we had $2.6 million in unused lines of credit and $1.9 million of construction loans in process. Certificates of deposit due within one year of September 30, 2008 totaled $31.6 million, or 24.7% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and lines of credit. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2008. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including risk-based capital measures. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2008, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

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

For the three months ended September 30, 2008, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable as the Company is a smaller reporting company.

Item 4.	Controls and Procedures

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

Item 1A.	Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008, which could materially and adversely affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the Company’s repurchases of its common stock during the quarter ended September 30, 2008.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number Of Shares Purchased As Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2008 to July 31, 2008	—	$—	—	47,830
August 1, 2008 to August 31, 2008	—	—	—	47,830
September 1, 2008 to September 30, 2008	—	—	—	47,830

Total	—	$—	—

(1)	On March 20, 2008, BV Financial announced the adoption of a stock repurchase program to acquire up to 97,830 shares, or 10%, of BV Financial’s outstanding shares of common stock, excluding shares held by Bay-Vanguard M.H.C. The program will continue until it is completed or terminated by the Board of Directors.

Item 3.	Defaults upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Charter of BV Financial, Inc. (1)

3.2	Bylaws of BV Financial, Inc. (1)

4.0	Stock Certificate of BV Financial, Inc. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification

(1)	Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange Commission on the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-119083.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BV FINANCIAL, INC.

Dated: November 14, 2008	By:	/s/ Carolyn M. Mroz
Carolyn M. Mroz
President and Chief Executive Officer
(principal executive officer)

Dated: November 14, 2008	By:	/s/ Edmund T. Leonard
Edmund T. Leonard
Chairman of the Board and Chief Financial Officer
(principal financial and accounting officer)