Form 10-Q
period 2008-12-31
BV Financial, Inc.
filed 2009-02-12
CIK 1302387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

As of February 12, 2009, there were 2,393,809 shares of the registrant’s common stock outstanding.

BV FINANCIAL, INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BV FINANCIAL, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

(Unaudited)

	December 31, 2008	June 30, 2008
	(Dollars in thousands, except share data)
ASSETS
Cash	$1,432	$1,753
Federal funds sold	1,731	6,529

Cash and Cash Equivalents	3,163	8,282

Interest bearing time deposits in other banks	168	580
Securities trading	1,623	—
Securities available for sale	4,342	8,838
Securities held to maturity	8,216	9,788
Loans receivable, net of allowance for loan losses December 31, 2008 - $711; June 30, 2008 - $709	127,492	124,843
Premises and equipment, net	3,080	3,117
Federal Home Loan Bank of Atlanta stock, at cost	811	654
Investment in life insurance	2,090	2,054
Accrued interest receivable	649	670
Goodwill	3,940	3,940
Other intangible assets, net	335	390
Other assets	912	869

Total Assets	$156,821	$164,025

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Noninterest bearing deposits	$6,164	$6,040
Interest bearing deposits	122,051	130,992

Total deposits	128,215	137,032
Federal Home Loan Bank advances	9,500	7,500
Official checks	993	657
Advance payments by borrowers for taxes and insurance	471	1,187
Other liabilities	1,095	1,304

Total Liabilities	140,274	147,680

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 9,000,000 shares authorized; 2,645,000 shares issued; 2,393,809 and 2,381,258 shares outstanding as of December 31, 2008 and June 30, 2008, respectively	26	26
Paid-in capital	11,128	11,123
Unearned employee stock ownership plan shares	(721)	(756)
Treasury stock, at cost; 251,191 shares and 263,742 shares as of December 31, 2008 and June 30, 2008, respectively	(2,106)	(2,140)
Retained earnings	8,194	8,129
Accumulated other comprehensive income (loss)	26	(37)

Total Stockholders’ Equity	16,547	16,345

Total Liabilities and Stockholders’ Equity	$156,821	$164,025

See Notes to Unaudited Consolidated Financial Statements.

BV FINANCIAL, INC. AND SUBSIDIARY

Consolidated Statements of Income

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
	(Dollars in thousands, except per share data)
INTEREST INCOME
Loans, including fees	$1,981	$1,890	$3,971	$3,770
Investment securities – taxable	197	101	425	187
Other	2	303	15	526

Total Interest Income	2,180	2,294	4,411	4,483

INTEREST EXPENSE
Deposits	942	1,302	1,916	2,381
Federal Home Loan Bank advances	98	95	207	289

Total Interest Expense	1,040	1,397	2,123	2,670

Net Interest Income	1,140	897	2,288	1,813
PROVISION FOR LOAN LOSSES	21	24	21	44

Net Interest Income after Provision for Loan Losses	1,119	873	2,267	1,769

NONINTEREST INCOME
Service fees on deposits	26	33	55	64
Service fees on loans	10	6	18	14
Income from investment in life insurance	54	18	72	35
Loss on securities trading	(199)	—	(425)	—
Termination of split-dollar life insurance liability	—	—	240	—
Other income	15	23	42	39

Total Noninterest Income (Loss)	(94)	80	2	152

NONINTEREST EXPENSES
Compensation and related expenses	604	580	1,135	1,116
Occupancy	63	62	125	117
Data processing	97	99	192	174
Telephone and postage	16	16	34	33
Advertising	34	32	62	62
Professional fees	55	56	112	117
Equipment	36	45	78	87
Amortization of intangible assets	26	22	55	49
FDIC insurance premiums	26	3	81	6
Other	118	115	204	198

Total Noninterest Expenses	1,075	1,030	2,078	1,959

Income (Loss) before Income Taxes (Benefit)	(50)	(77)	191	(38)
Provision (Benefit) For Income Taxes	33	(28)	30	(11)

Net (Loss) Income	$(83)	$(49)	$161	$(27)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.04)	$(0.02)	$0.07	$(0.01)

DIVIDENDS DECLARED PER SHARE	$0.05	$0.05	$0.10	$0.10

See Notes to Unaudited Consolidated Financial Statements.

BV FINANCIAL, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
	(In thousands)
Net Income (Loss)	$(83)	$(49)	$161	$(27)
Unrealized net holding gains on available-for-sale securities, net of taxes of $83, $3, $42 and $4	125	9	63	9

Comprehensive Income (Loss)	$42	$(40)	$224	$(18)

See Notes to Unaudited Consolidated Financial Statements.

BV FINANCIAL, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended December 31,
	2008	2007
	(In thousands)
Cash Flows from Operating Activities
Net income (Loss)	$161	$(27)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Net amortization of discounts and premiums	13	—
Provision for loan losses	21	44
Net change in securities trading	925	—
Amortization of deferred loan fees/costs	(98)	35
Provision for depreciation	78	82
Amortization of intangible assets	55	49
Increase in cash surrender value of life insurance	(36)	(35)
Stock-based compensation expense	77	101
Termination of split-dollar life insurance liability	(240)	—
Decrease (increase) in other assets	43	(687)
Increase in other liabilities	31	156

Net Cash Provided by (Used in) Operating Activities	1,030	(282)

Cash Flows from Investing Activities
Net decrease (increase) in interest bearing deposits in other banks	412	(587)
Purchases of securities available for sale	—	(76)
Proceeds from maturities and calls of securities available for sale	2,000	—
Purchases of securities held to maturity	—	(6,205)
Proceeds from maturities and calls of securities held to maturity	1,000	500
Principal collected on mortgage backed securities	609	74
Net increase in loans	(2,676)	(3,686)
Purchase of premises and equipment	(41)	(79)
Purchase of Federal Home Loan Bank stock	(270)	—
Proceeds from the sale of Federal Home Loan Bank stock	113	248
Net cash received in branch acquisition	—	46,913

Net Cash Provided by Investing Activities	1,147	37,102

Cash Flows from Financing Activities
Increase (decrease) in official checks	336	(1,381)
Net decrease in deposits	(8,817)	(13,532)
Decrease in advance payments by borrowers for taxes and insurance	(716)	(717)
Advances from Federal Home Loan Bank	8,500	7,500
Repayment of advances from Federal Home Loan Bank	(6,500)	(13,000)
Cash dividends paid	(96)	(105)
Purchases of stock for treasury	(3)	(755)

Net Cash Used In Financing Activities	(7,296)	(21,990)

Net Increase (Decrease) in Cash and Cash Equivalents	(5,119)	14,830
Cash and Cash Equivalents – Beginning	8,282	5,357

Cash and Cash Equivalents – Ending	$3,163	$20,187

Supplementary Cash Flows Information
Interest paid	$2,126	$2,380

Income taxes paid	$—	$63

Net loans transferred to repossessed assets	$104	$—

See Notes to Unaudited Consolidated Financial Statements.

BV FINANCIAL, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

December 31, 2008

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America. However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the period ended December 31, 2008 are not necessarily indicative of the results that may be expected for the entire year. These unaudited consolidated financial statements should be read in conjunction with BV Financial, Inc.’s (the “Company” or “BV Financial”) Annual Report on Form 10-K for the year ended June 30, 2008.

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

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the appropriate period. Unearned shares under the Bay-Vanguard Federal Savings Bank Employee Stock Ownership Plan (“ESOP”) are not included in outstanding shares. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding as adjusted for the dilutive effect of stock options and unvested stock awards based on the “treasury stock” method. As of December 31, 2008 and 2007, the Company had 12,797 and 21,265 shares of unvested restricted stock, respectively, and 111,456 shares and 111,456 shares of unexercised stock options, respectively, none of which were dilutive.

Information related to the calculation of earnings (loss) per share is summarized for the three and six months ended December 31, 2008 and 2007 as follows:

	Three Months Ended December 31,				Six Months Ended December 31,
	2008		2007		2008		2007
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Net income (loss)	$(83)	$(83)	$(49)	$(49)	$161	$161	$(27)	$(27)

Weighted average common shares outstanding	2,312	2,312	2,391	2,391	2,309	2,309	2,397	2,397
Dilutive securities:
Restricted stock	—	—	—	—	—	—	—	—
Stock options	—	—	—	—	—	—	—	—

Adjusted weighted average shares	2,312	2,312	2,391	2,391	2,309	2,309	2,397	2,397

Per share amount	$(0.04)	$(0.04)	$(0.02)	$(0.02)	$0.07	$0.07	$(0.01)	$(0.01)

(3)	Equity Incentive Plan

On November 8, 2005, stockholders approved the BV Financial, Inc. 2005 Equity Compensation Plan (the “Plan”) that enabled the Company to grant up to 181,447 stock options and restricted stock awards to employees and directors. On November 14, 2005, the Company granted stock options covering 111,456 shares of common stock to certain employees and directors of the Company, of which 64,646 and 43,486 were exercisable at December 31, 2008 and December 31, 2007, respectively. The options were granted at the then fair market value of the stock of $8.94, vest over five years and expire ten years from the date of grant.

Stock options had no intrinsic value at December 31, 2008. The Company recognized $10,000 and $22,000 of expense relating to the granting of stock options during the three and six months ended December 31, 2008, respectively, and $17,000 and $36,000 for the three and six months ended December 31, 2007, respectively. There has been no exercise of vested stock options through December 31, 2008.

On November 14, 2005, the Company granted 44,577 shares of restricted stock to certain employees and directors of the Company. The Company purchased shares in the open market during 2006 to fund this plan. The awards vest over a five-year period and, therefore, the cost of such awards is accrued ratably over a five-year period as compensation expense. The Company recognized $17,000 and $37,000 of expense relating to the grant of shares of restricted stock during the three and six months ended December 31, 2008, respectively, and $17,000 and $37,000 of expense during the three and six months ended December 31, 2007, respectively. Shares vesting were 8,468 and 8,468 for the periods ended December 31, 2008 and 2007, respectively. Unvested shares were 12,797 at December 31, 2008.

At December 31, 2008, there was $223,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted average period of 1.8 years.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the potential impact the new pronouncement will have on its financial statements.

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

In November 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (IFRS). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, the Company may be required to prepare financial statements in accordance with IFRS as early as 2014. The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. The Company is currently evaluating the potential impact that this potential change would have on its financial statements, and it will continue to monitor the development of the potential implementation of IFRS.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”. This FSP amends SFAS 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by this FSP shall be provided for fiscal years ended after December 15, 2009. The Company is currently evaluating the potential impact the new pronouncement will have on its financial statements.

In November 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 08-6, “Equity Method Investment Accounting Considerations”. EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is currently evaluating the potential impact the new pronouncement will have on its financial statements.

In November 2008, the FASB ratified Emerging Issues Task Force Issue No. 08-7, “Accounting for Defensive Intangible Assets”. EITF 08-7 clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. EITF 08-7 requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. EITF 08-7 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. This new pronouncement will impact the Company’s accounting for any defensive intangible assets acquired in a business combination completed beginning July 1, 2009.

(5)	FDIC Temporary Liquidity Guaranty Program

The FDIC recently increased the amount of insured bank deposits to $250,000 per account. On October 14, 2008, the FDIC insurance was also extended to unlimited coverage for non-interest bearing deposit transaction accounts, and will last through December 31, 2009 unless otherwise extended by the FDIC. Under the program, effective December 5, 2008, insured depository institutions that have not opted out of the FDIC Temporary Liquidity Guarantee Program will be subject to a 0.10% surcharge applied to non-interest bearing transaction deposit account balances in excess of $250,000, which surcharge will be added to the institution’s existing risk-based deposit insurance assessments. The Bank is participating in the FDIC Temporary Liquidity Guaranty Program.

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

In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157,” that permits a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The application of the provisions of (FSP) 157-2 did not materially affect our results of operations or financial condition as of and for the period ended December 31, 2008.

In October 2008, the FASB issued FASB Staff Position (FSP) 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset is Not Active” (FSP 157-3), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to our December 31, 2008 financial statements. The application of the provisions of (FSP) 157-3 did not materially affect our results of operations or financial condition as of and for the period ended December 31, 2008.

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

Assets measured at fair value on a recurring basis by level within the fair value hierarchy used at December 31, 2008 are as follows:

	December 31, 2008	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Other Unobservable Inputs
	(Dollars in thousands)
Securities trading	$1,623	$—	$1,623	$—
Securities available for sale	4,342	—	4,342	—

Total	$5,965	$—	$5,965	$—

The following valuation techniques were used to measure the fair value of assets in the table above on a recurring basis as of December 31, 2008.

Securities trading – The fair value of securities trading was based on available market pricing for the security. A mutual fund is the only holding we have in this category and we rely on information provided to us by a third party pricing source.

Securities available for sale– The fair values of securities available for sale were based on available market pricing for the securities. We rely on third party brokers to obtain and provide us with this market pricing from a definitive security pricing source.

Assets measured at fair value on a non recurring basis by level within the fair value hierarchy used at December 31, 2008 are as follows:

	December 31, 2008	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Other Unobservable Inputs
	(Dollars in thousands)
Impaired loans	$1,296	$—	$—	$1,296
Repossessed assets	147	—	—	147

Total	$1,443	$—	$—	$1,443

The following valuation techniques were used to measure the fair value of assets in the table above on a non recurring basis as of December 31, 2008.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 was effective for the Company July 1, 2008. The Company elected to account for the AMF Ultra Short Mortgage Fund mutual fund it holds at fair value and recognized a trading loss of $425,000 during the six months ended December 31, 2008. The Company made this election based on the availability of tax planning strategies to generate future capital gains if necessary to offset capital losses on the mutual fund. The fund pays monthly cash dividends which the Company records as interest income.

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

General

BV Financial (the “Company”) was organized as a federally chartered corporation at the direction of Bay-Vanguard Federal Savings Bank (the “Bank” or “Bay-Vanguard Federal”) in January 2005 to become the mid-tier stock holding company for Bay-Vanguard Federal upon the completion of its reorganization into the mutual holding company form of organization. Pursuant to the Plan of Reorganization, the Bank converted to stock form with all of its stock owned by the Company and organized Bay-Vanguard, M.H.C. (the “MHC”) as a federally chartered mutual holding company that owned 55% of the common stock of the Company.

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

Critical Accounting Policies

The Company considers accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets and liabilities or income and expense to be critical accounting policies. The Company considers the allowance for loan losses, fair value option for financial assets, the determination of other than temporary impairment of investments, intangible asset impairment and the deferred tax asset valuation allowance to be critical accounting policies.

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

Management reviews the level of the allowance on a quarterly basis, at a minimum, and establishes the provision for loan losses based on an evaluation of the portfolio, past loss experience, economic conditions and business conditions affecting its primary market area, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, the duration of the current business cycle, bank regulatory examination results and other factors related to the collectibility of the loan portfolio. Although the Company believes that it uses the best information available to establish the allowance for loan losses, fair value option for financial assets, future additions to the allowance may be necessary if certain future events occur that cause actual results to differ from the assumptions used in making the evaluation. For example, a downturn in the local economy could cause increases in nonperforming loans. Additionally, a decline in real estate values could cause some of the Company’s loans to become inadequately collateralized. In either case, this may require the Company to increase its provisions for loan losses, which would negatively impact earnings. Further, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews the Company’s allowance for loan losses. Such agency may require the Company to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. An increase to the allowance required to be made by the Office of Thrift Supervision would negatively impact the Company’s earnings. Additionally, a large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings.

Fair Value Option for Financial Assets and Financial Liabilities. SFAS 157 establishes a three level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets of liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

Management has presented certain financial instruments measured at fair value on either a recurring or nonrecurring basis by level within the hierarchy. Management obtains fair values from various broker pricing sources on a monthly basis, at a minimum, and reviews the fair values for reasonableness. Although the Company believes that it uses the best information available to establish fair values for these certain financial instruments, future changes to the fair value may be significant if certain future events occur that cause actual results to differ from the assumptions used in making determinations about fair value. For example, market data used as inputs to calculate pricing for a particular financial instrument may change dramatically.

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

Intangible Asset Impairment. The Company has goodwill and core deposit intangible assets arising from a branch purchase. The goodwill is evaluated annually for impairment while the core deposit intangible is being amortized over seven years.

Deferred Tax Asset Valuation Allowance. Management determined during the quarter ended December 31, 2008 that a valuation allowance was warranted based on a history of taxable income, the expectation of taxable income going forward and the availability of tax planning strategies to generate future income, including capital gains if necessary to offset capital losses on its mutual fund security.

Comparison of Financial Condition at December 31, 2008 and June 30, 2008

Total assets decreased $7.2 million, or 4.4%, to $156.8 million at December 31, 2008 from $164.0 million at June 30, 2008 primarily due to a $5.1 million decrease in cash and cash equivalents and a $4.4 million decrease in securities, offset by a $2.7 million increase in loans.

Loans receivable increased $2.7 million, or 2.2%, to $127.5 million at December 31, 2008 from $124.8 million at June 30, 2008, primarily due to a $1.4 million increase in residential real estate loans, and a $1.5 million increase in non-residential and construction loans. Non-residential and construction loans increased due to the Bank’s focus on shorter-term higher-rate loan products. Residential loans increased due to competitive rates and marketing efforts in our local communities.

Securities decreased $4.4 million or 2.4%, from $18.6 million at June 30, 2008 primarily due to the redemption of $500,000 of the AMF Ultra Short Mortgage mutual fund, a trading loss of $425,000 on the same mutual fund and principal payments of $3,000,000 on U.S. government agencies securities. Securities trading are carried at fair value with gains and losses being reflected through earnings.

Cash and cash equivalents decreased $5.1 million, or 61.5%, from $8.3 million at June 30, 2008 to $3.2 million at December 31, 2008, to fund the $2.7 million increase in loans and partially fund the $8.8 million decrease in deposits.

Deposits decreased $8.8 million, or 6.4%, to $128.2 million at December 31, 2008, primarily due to a $8.9 million decrease in certificates of deposit. Federal Home Loan Bank advances increased $2.0 million, or 26.7%, to $9.5 million at December 31, 2008 due to loan growth and a decrease in deposits.

Total equity increased $202,000, or 1.2%, to $16.5 million at December 31, 2008 primarily as a result of net income of $161,000 for the period, offset by the payment of dividends.

Results of Operations for the Three Months Ended December 31, 2008 and 2007

General. Net loss increased $34,000, or 69.4%, to a net loss of $83,000 for the three months ended December 31, 2008 compared to a loss of $49,000 in the same period in the prior year due primarily to a $199,000 loss on securities trading in noninterest income and a $45,000 increase in noninterest expenses, offset by a $243,000 increase in net interest income and a $33,000 benefit for income tax.

Net Interest Income. The following table summarizes interest income and expense for the three months ended December 31, 2008 and 2007.

	Three Months Ended December 31,
	2008	2007	% change
	(Dollars in thousands)
Interest Income:
Loans, including fees	$1,981	$1,890	4.8%
Investment securities – taxable	197	101	95.1
Other	2	303	(99.3)

Total interest income	2,180	2,294	(5.0)

Interest Expense:
Deposits	942	1,302	(27.7)
Federal Home Loan Bank advances	98	95	3.2

Total interest expense	1,040	1,397	(25.6)

Net interest income	$1,140	$897	27.1

The following table summarizes average balances and average yield and costs for the three months ended December 31, 2008 and 2007.

	Three Months Ended December 31,
	2008		2007
	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost
	(Dollars in thousands)
Loans	$127,471	6.22%	$119,665	6.32%
Investment securities	16,695	4.72	7,364	5.49
Interest-bearing time deposits in other banks	227	1.76	812	4.93
Federal funds sold	1,588	0.25	25,848	4.53
Interest-bearing deposits	122,421	3.08	132,561	3.93
Federal Home Loan Bank advances	11,429	3.43	8,000	4.75

Net interest income for the three months ended December 31, 2008 increased $243,000, or 27.1%, compared to the same period last year, as a result of increases in investment securities and the loan portfolio and a decrease in interest expense due to a decrease in the rate paid on interest bearing deposits and the rate charged on the FHLB advances. Total interest income decreased as a result of the decrease in average interest-earning assets to $146.0 million from $153.7 million. The decrease in average interest-earning assets was mainly due to a decrease in federal funds, attributable to the funding of loan growth and decrease in deposits. Total interest expense decreased as a result of a decrease in the average rate paid on deposits and a decrease in the average balance of deposits to $122.4 million, compared to average deposits of $132.6 million in 2007.

Provision for Loan Losses. The following table summarizes the activity in the allowance for loan losses for the three months ended December 31, 2008 and 2007.

	Three Months Ended December 31,
	2008	2007
	(In thousands)
Allowance at beginning of period	$709	$422
Provision for loan losses	21	24
Charge-offs	(19)	(6)

Allowance at end of period	$711	$440

The provision for loan losses decreased from $24,000 for the three months ended December 31, 2007 to $21,000 for the three months ended December 31, 2008. The decrease in the provision for loan losses was due to a decrease in delinquencies.

The following table provides information with respect to our nonperforming assets at the dates indicated.

	At December 31, 2008	At June 30, 2008	% change
	(Dollars in thousands)
Nonaccruing loans:
Construction	$1,016	$2,623	(61.3)
One- to four-family	172	—	N/A
Other consumer	31	62	(50.0)

Total	1,219	2,685	(54.6)

Accruing loans past due 90 days or more	—	—	—
Troubled debt restructuring (1)	—	46	(100.0)
Foreclosed real estate	—	—	—
Other repossessed assets	147	41	258.5

Total non-performing assets	$1,366	$2,772	(50.7)

Total non-performing loans to total loans	0.96%	2.10%
Total non-performing loans to total assets	0.78	1.64
Total non-performing assets to total assets	0.87	1.69

(1)	As defined in Statement of Financial Accounting Standards No. 15.

Nonperforming assets decreased $1.4 million, or 50.7%, primarily due to a decrease in nonaccruing construction loans. The Bank refinanced one of the nonaccruing construction loans splitting the original loan amount between the two primary borrowers. Two of the properties were only 85% complete. The borrower who took this part of the refinancing provided additional properties for collateral so that there would be enough equity to finish the remaining 15% of the project. The project has been completed and the two units will be rented to improve cash flows for repayment. The borrower who refinanced the other properties is repaying a term loan that is secured by the two completed units, which are rented and producing income. The borrower is adding personal cash to help make the payments. Both of the refinanced loans were granted at the current market rates available and at the same risk and compliance as other such loans available.

Noninterest Income. The following table summarizes noninterest income for the three months ended December 31, 2008 and 2007.

	Three Months Ended December 31,		% change
	2008	2007
	(Dollars in thousands)
Service fees on deposits	$26	$33	(21.2)%
Service fees on loans	10	6	66.7
Income from investment in life insurance	54	18	200.0
Loss on securities trading	(199)	—	N/A
Other income	15	23	(34.8)

Total	$(94)	$80	(217.5)

The decrease in noninterest income was due to a loss on trading securities of $199,000 associated with a decline in the AMF Ultra Short Mortgage mutual fund, offset by $36,000 of income resulting from the proceeds from a life insurance policy on a former director.

Noninterest Expenses. The following table summarizes noninterest expenses for the three months ended December 31, 2008 and 2007.

	Three Months Ended December 31,		% change
	2008	2007
	(Dollars in thousands)
Compensation and related expenses	$604	$580	4.1%
Occupancy	63	62	1.6
Data processing	97	99	(2.0)
Telephone and postage	16	16	—
Advertising	34	32	6.3
Professional fees	55	56	(1.8)
Equipment	36	45	(20.0)
Amortization of intangible assets	26	22	18.2
FDIC insurance premiums	26	3	766.7
Other	118	115	2.6

Total	$1,075	$1,030	4.4

Efficiency ratio (1)	102.8%	105.4%

(1)	Computed as noninterest expenses divided by the sum of net interest income and other income.

Total noninterest expenses increased $45,000, or 4.4%. Compensation and related expenses increased $24,000 or 4.1%, primarily as a result of the Bank adding branch tellers and the position of Assistant Chief Financial Officer to its accounting department. FDIC insurance premiums increased $23,000 or 766.7% as the FDIC increased its assessment rates.

The Company anticipates a significant increase in the cost of federal deposit insurance from current levels of five to seven basis points. The FDIC has recently proposed to increase the assessment rate for the most highly rated institutions to between 12 and 14 basis points for the first quarter of 2009 and to between 10 and 14 basis points thereafter. Assessment rates could be further increased if an institution’s FHLB advances exceed 15% of deposits. The FDIC has also established a program under which it fully guarantees all non-interest bearing transaction accounts and senior unsecured debt of a bank or its holding company. The Company is participating in the program and will be assessed ten basis points for non-interest bearing transaction account balances in excess of $250,000 and 75 basis points of the amount of debt issued.

Income Taxes. The provision for income taxes increased $61,000, or 217.9%, from a benefit of $28,000 for the three months ended December 31, 2007 to an expense of $33,000 for the three months ended December 31, 2008. The effective tax rate was (66.0)% for the three months ended December 31, 2008 compared to 36.4% for the three months ended December 31, 2007. The primary reason for the significant change in the effective tax rate for the period ended December 31, 2008 was due to the tax effects of losses on securities trading. Management determined that a deferred tax asset valuation allowance of $198,000 was warranted at December 31, 2008 for losses incurred on the AMF Mutual Fund.

Results of Operations for the Six Months Ended December 31, 2008 and 2007

General. Net income increased $188,000, or 696.3%, to $161,000 for the six months ended December 31, 2008 compared to a net loss of $27,000 for the same period in the prior year primarily due to a $475,000 increase in net interest income, offset by a $150,000 decrease in noninterest income and a $119,000 increase in noninterest expenses.

Net Interest Income. The following table summarizes changes in interest income and expense for the six months ended December 31, 2008 and 2007.

	Six Months Ended December 31,		% change
	2008	2007
	(Dollars in thousands)
Interest Income:
Loans, including fees	$3,971	$3,770	5.3%
Investment securities – taxable	425	187	127.3
Other	15	526	(97.2)

Total interest income	4,411	4,483	(1.6)

Interest Expense:
Deposits	1,916	2,381	(19.5)
Federal Home Loan Bank advances	207	289	(28.4)

Total interest expense	2,123	2,670	(20.4)

Net interest income	$2,288	$1,813	26.2

The following table summarizes average balances and average yield and costs for the six months ended December 31, 2008 and 2007.

	Six Months Ended December 31,
	2008		2007
	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost
		(Dollars in thousands)
Loans	$126,929	6.26%	$119,138	6.33%
Investment securities	17,469	4.87	6,597	5.70
Interest-earning deposits	335	1.79	567	4.94
Federal funds	2,231	1.08	20,621	4.96
Deposits	123,801	3.10	121,323	3.93
Federal Home Loan Bank advances	11,192	3.70	11,595	4.98

Net interest income for the six months ended December 31, 2008 increased $475,000, or 26.2%, compared to the same period last year, as a result of increases in the loan portfolio and investment securities and a decrease in interest expense due to a decrease in the rate paid on interest bearing deposits and the rate charged on the FHLB advances. Total interest income decreased as a result of the lower interest yields on average interest-earning assets.

Total interest expense decreased as a result of a decrease in the average rate paid on deposits offset by an increase in the average balance of deposits to $123.8 million, compared to average deposits of $121.3 million in 2007. Interest expense on FHLB advances decreased due primarily to a lower average rate paid on these advances.

Provision for Loan Losses. The following table summarizes the activity in the allowance for loan losses for the six months ended December 31, 2008 and 2007.

	Six Months Ended December 31,
	2008	2007
	(In thousands)
Allowance at beginning of period	$709	$402
Provision for loan losses	21	44
Charge-offs	(19)	(6)

Allowance at end of period	$711	$440

The provision for loan losses decreased $23,000 to $21,000 for the six months ended December 31, 2008. The decrease in the provision for loan losses reflects a decrease in nonperforming loans, offset by an increase in net charge-offs.

Noninterest Income. The following table summarizes noninterest income for the six months ended December 31, 2008 and 2007.

	Six Months Ended December 31,		% change
	2008	2007
	(Dollars in thousands)
Service fees on deposits	$55	$64	(14.1)%
Service fees on loans	18	14	28.6
Income from investment in life insurance	72	35	105.7
Loss on securities trading	(425)	—	N/A
Termination of split-dollar life insurance policy	240	—	N/A
Other income	42	39	7.7

	$2	$152

The decrease in noninterest income was due to a loss on trading securities of $425,000 associated with a decline in the AMF Ultra Short Mortgage mutual fund, offset by $240,000 of income resulting from the termination of $3.9 million in split-dollar life insurance policies and $36,000 of income resulting from the proceeds from a life insurance policy on a former director.

Noninterest Expenses. The following table summarizes noninterest expenses for the six months ended December 31, 2008 and 2007.

	Six Months Ended December 31,		% change
	2008	2007
	(Dollars in thousands)
Compensation and related expenses	$1,135	$1,116	1.7%
Occupancy	125	117	6.8
Data processing	192	174	10.3
Telephone and postage	34	33	3.0
Advertising	62	62	—
Professional fees	112	117	(4.3)
Equipment expense	78	87	(10.3)
Amortization of intangible assets	55	49	12.2
FDIC insurance premiums	81	6	1,250.0
Other	204	198	3.0

Total	$2,078	$1,959	6.1

Efficiency ratio (1)	90.7%	99.7%

(1)	Computed as noninterest expenses divided by the sum of net interest income and other income.

Total non-interest expenses increased $119,000, or 6.1%. Compensation and related expenses increased $19,000 or 1.7%, primarily as a result of the Bank’s hiring additional branch tellers and adding the position of Assistant Chief Financial Officer to its accounting department. FDIC insurance premiums increased $75,000 or 1,250.0%, as the FDIC increased its assessment rates. Data processing costs increased $18,000, or 10.3%, due to additional charges related to the branch acquisition.

Income Taxes. Provision for income taxes increased $41,000, or 372.3%, from an $11,000 benefit for the six months ended December 31, 2007 to an expense of $30,000 for the six months ended December 31, 2008. The effective tax rate was 15.7% for the six months ended December 31, 2008 compared to (28.9%) for the six months ended December 31, 2007. The increase in the effective tax rate was due to the change in the Maryland income tax rate and the impact this had on deferred tax balances.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits in other banks. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2008, cash and cash equivalents totaled $3.2 million. Securities classified as trading and available-for-sale, which provide additional sources of liquidity, totaled $1.6 million and $4.3 million, respectively, at December 31, 2008. In addition, at December 31, 2008, we had the ability to borrow a total of approximately $40.0 million from the Federal Home Loan Bank of Atlanta. On that date, we had advances outstanding of $9.5 million. Additionally, at December 31, 2008, the Bank had a $2.0 million unsecured demand line of credit facility with M&T Bank, which had no outstanding balance.

At December 31, 2008, we had $1.0 million in loan commitments outstanding. In addition to commitments to originate loans, we had $2.5 million in unused lines of credit and $2.0 million of construction loans in process. Certificates of deposit due within one year at December 31, 2008 totaled $32.4 million, or 25.3% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and lines of credit. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31 2008. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including risk-based capital measures. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2008, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

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

For the six months ended December 31, 2008, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the Company’s repurchases of its common stock during the quarter ended December 31, 2008.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number Of Shares Purchased As Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2008 to October 31, 2008	—	$—	—	47,830

November 1, 2008 to November 30, 2008	—	—	—	47,830

December 1, 2008 to December 31, 2008	—	—	—	47,830

Total	—	$—	—

(1)	On March 20, 2008, BV Financial announced the adoption of a stock repurchase program to acquire up to 97,830 shares, or 10%, of BV Financial’s outstanding shares of common stock, excluding shares held by Bay-Vanguard M.H.C. The program will continue until it is completed or terminated by the Board of Directors.

Item 3.	Defaults upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on November 6, 2008. The results of the vote on the matters presented at the meeting are as follows:

1.	The following individuals were elected as directors, each for a three-year term:

	Votes for	Votes Withheld
Brian K. McHale	2,264,230	40,408
Anthony J. Narutowicz	2,265,230	39,408
Jerry S. Sopher	2,264,230	40,408

2.	The appointment of Beard Miller Company LLP as auditor for the Company for the fiscal year ending June 30, 2009 was ratified by stockholders by the following vote:

For: 2,300,261	Against: 3,852	Abstain: 525

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Charter of BV Financial, Inc. (1)

3.2	Bylaws of BV Financial, Inc. (1)

4.0	Stock Certificate of BV Financial, Inc. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification

(1)	Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange Commission on the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-119083.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BV FINANCIAL, INC.

Dated: February 12, 2009	By:	/s/ Carolyn M. Mroz
Carolyn M. Mroz
President and Chief Executive Officer
(principal executive officer)

Dated: February 12, 2009	By:	/s/ Edmund T. Leonard
Edmund T. Leonard
Chairman of the Board and Chief Financial Officer
(principal financial and accounting officer)