Form 10-Q
period 2009-03-31
BV Financial, Inc.
filed 2009-05-13
CIK 1302387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 13, 2009, there were 2,386,245 shares of the registrant’s common stock outstanding.

BV FINANCIAL, INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BV FINANCIAL, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

(Unaudited)

	March 31, 2009	June 30, 2008
	(Dollars in thousands, except share data)
ASSETS
Cash	$3,168	$1,753
Federal funds sold	9,493	6,529

Cash and Cash Equivalents	12,661	8,282

Interest bearing time deposits in other banks	1,150	580
Securities trading	1,319	—
Securities available for sale	1,265	8,838
Securities held to maturity, fair value at March 31, 2009 – $9,542; at June 30, 2008 – $9,661	9,415	9,788
Loans receivable, net of allowance for loan losses March 31, 2009 – $692; June 30, 2008 – $709	124,188	124,843
Premises and equipment, net	3,071	3,117
Federal Home Loan Bank of Atlanta stock, at cost	687	654
Investment in life insurance	2,100	2,054
Accrued interest receivable	589	670
Goodwill	3,940	3,940
Other intangible assets, net	308	390
Other assets	952	869

Total Assets	$161,645	$164,025

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Noninterest bearing deposits	$5,424	$6,040
Interest bearing deposits	130,244	130,992

Total deposits	135,668	137,032
Federal Home Loan Bank advances	6,500	7,500
Official checks	1,015	657
Advance payments by borrowers for taxes and insurance	813	1,187
Other liabilities	1,163	1,304

Total Liabilities	145,159	147,680

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 9,000,000 shares authorized; 2,645,000 shares issued; 2,386,245 and 2,385,192 shares outstanding as of March 31, 2009 and June 30, 2008, respectively	26	26
Paid-in capital	11,123	11,123
Unearned employee stock ownership plan shares	(704)	(756)
Treasury stock, at cost; 258,755 shares and 259,808 shares as of March 31, 2009 and June 30, 2008, respectively	(2,088)	(2,140)
Retained earnings	8,103	8,129
Accumulated other comprehensive income (loss)	26	(37)

Total Stockholders’ Equity	16,486	16,345

Total Liabilities and Stockholders’ Equity	$161,645	$164,025

See Notes to Unaudited Consolidated Financial Statements.

BV FINANCIAL, INC. AND SUBSIDIARY

Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
	(Dollars in thousands, except per share data)
INTEREST INCOME
Loans, including fees	$1,959	$1,866	$5,930	$5,636
Investment securities – taxable	121	203	546	390
Other	2	118	17	644

Total Interest Income	2,082	2,187	6,493	6,670

INTEREST EXPENSE
Deposits	931	1,217	2,847	3,598
Federal Home Loan Bank advances	80	90	287	379

Total Interest Expense	1,011	1,307	3,134	3,977

Net Interest Income	1,071	880	3,359	2,693
PROVISION FOR LOAN LOSSES	23	118	44	162

Net Interest Income after Provision for Loan Losses	1,048	762	3,315	2,531

NONINTEREST INCOME
Service fees on deposits	29	27	84	91
Service fees on loans	7	8	25	22
Income from investment in life insurance	10	18	82	53
Loss on securities trading	(54)	—	(479)	—
Termination of split-dollar life insurance liability	—	—	240	—
Other income	22	19	64	58

Total Noninterest Income	14	72	16	224

NONINTEREST EXPENSES
Compensation and related expenses	549	595	1,684	1,711
Occupancy	82	74	207	191
Data processing	106	102	298	276
Telephone and postage	17	17	51	50
Advertising	24	29	86	91
Professional fees	58	55	170	172
Equipment	35	44	113	131
Amortization of intangible assets	28	32	83	80
FDIC insurance premiums	27	9	108	29
Other	104	97	308	282

Total Noninterest Expenses	1,030	1,054	3,108	3,013

Income (Loss) before Income Taxes (Benefit)	32	(220)	223	(258)
Provision (Benefit) For Income Taxes	74	(106)	104	(117)

Net (Loss) Income	$(42)	$(114)	$119	$(141)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.02)	$(0.05)	$0.05	$(0.06)

DIVIDENDS DECLARED PER SHARE	$0.05	$0.05	$0.15	$0.15

See Notes to Unaudited Consolidated Financial Statements.

BV FINANCIAL, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
	(In thousands)
Net Income (Loss)	$(42)	$(114)	$119	$(141)
Unrealized net holding gains on available-for-sale securities, net of taxes of $0, $6, $42 and $12	—	9	63	18

Comprehensive Income (Loss)	$(42)	$(105)	$182	$(123)

See Notes to Unaudited Consolidated Financial Statements.

BV FINANCIAL, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended March 31,
	2009	2008
	(In thousands)
Cash Flows from Operating Activities
Net income (loss)	$119	$(141)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Net amortization of discounts and premiums	34	4
Provision for loan losses	44	162
Net change in securities trading	1,229	—
Amortization of deferred loan fees/costs	(127)	53
Provision for depreciation	58	124
Amortization of intangible assets	82	80
Increase in cash surrender value of life insurance	(46)	(53)
Stock-based compensation expense	109	144
Termination of split-dollar life insurance liability	(240)	—
Decrease (increase) in other assets	130	(778)
Increase (decrease) in other liabilities	97	231

Net Cash Provided by (Used in) Operating Activities	1,489	(174)

Cash Flows from Investing Activities
Net increase in interest bearing deposits in other banks	(570)	(196)
Purchases of securities available for sale	—	(6,117)
Proceeds from maturities and calls of securities available for sale	5,000	—
Purchases of securities held to maturity	(3,060)	(11,352)
Proceeds from maturities and calls of securities held to maturity	2,000	2,500
Principal collected on mortgage backed securities	1,527	412
Net decrease (increase) in loans	566	(5,830)
Purchase of premises and equipment	(12)	(87)
Purchase of Federal Home Loan Bank stock	(270)	—
Proceeds from the sale of Federal Home Loan Bank stock	237	194
Net cash received in branch acquisition	—	46,913

Net Cash Provided by Investing Activities	5,418	26,437

Cash Flows from Financing Activities
Increase (decrease) in official checks	358	(1,184)
Net decrease in deposits	(1,364)	(12,268)
Decrease in advance payments by borrowers for taxes and insurance	(374)	(302)
Advances from Federal Home Loan Bank	8,500	7,500
Repayment of advances from Federal Home Loan Bank	(9,500)	(13,500)
Cash dividends paid	(143)	(155)
Purchases of stock for treasury	(5)	(1,016)

Net Cash Used In Financing Activities	(2,528)	(20,925)

Net Increase in Cash and Cash Equivalents	4,379	5,338
Cash and Cash Equivalents – Beginning	8,282	5,357

Cash and Cash Equivalents – Ending	$12,661	$10,695

Supplementary Cash Flows Information
Interest paid	$3,138	$3,594

Income taxes paid	$138	$63

Net loans transferred to repossessed assets	$171	$42

See Notes to Unaudited Consolidated Financial Statements.

BV FINANCIAL, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

March 31, 2009

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the financial statements in conformity with accounting principles generally accepted in the United States of America. However, all adjustments that are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the entire year. These unaudited consolidated financial statements should be read in conjunction with BV Financial, Inc.’s (the “Company” or “BV Financial”) Annual Report on Form 10-K for the year ended June 30, 2008.

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

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the appropriate period. Unearned shares under the Bay-Vanguard Federal Savings Bank Employee Stock Ownership Plan are not included in outstanding shares. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding as adjusted for the dilutive effect of stock options and unvested stock awards based on the “treasury stock” method. As of March 31, 2009 and 2008, the Company had 12,797 and 21,265 shares of unvested restricted stock, respectively, and 111,456 shares and 111,456 shares of unexercised stock options, respectively, none of which were dilutive.

Information related to the calculation of earnings (loss) per share is summarized for the three and nine months ended March 31, 2009 and 2008 as follows:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2009		2008		2009		2008
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Net income (loss)	$(42)	$(42)	$(114)	$(114)	$119	$119	$(141)	$(141)

Weighted average common shares outstanding	2,321	2,321	2,353	2,353	2,315	2,315	2,383	2,383
Dilutive securities:
Restricted stock	—	—	—	—	—	—	—	—
Stock options	—	—	—	—	—	—	—	—

Adjusted weighted average shares	2,321	2,321	2,353	2,353	2,315	2,315	2,383	2,383

Per share amount	$(0.02)	$(0.02)	$(0.05)	$(0.05)	$0.05	$0.05	$(0.06)	$(0.06)

(3)	Equity Incentive Plan

On November 8, 2005, stockholders approved the BV Financial, Inc. 2005 Equity Compensation Plan (the “Plan”) that enabled the Company to grant up to 181,447 stock options and restricted stock awards to employees and directors. On November 14, 2005, the Company granted stock options covering 111,456 shares of common stock to certain employees and directors of the Company, of which 64,646 and 43,486 were exercisable at March 31, 2009 and March 31, 2008, respectively. The options were granted at the then fair market value of the stock of $8.94, vest over five years and expire ten years from the date of grant.

Stock options had no intrinsic value at March 31, 2009. The Company recognized $7,000 and $28,000 of expense relating to the granting of stock options during the three and nine months ended March 31, 2009, respectively, and $6,000 and $35,000 for the three and nine months ended March 31, 2008, respectively. There has been no exercise of vested stock options through March 31, 2009.

On November 14, 2005, the Company granted 44,577 shares of restricted stock to certain employees and directors of the Company. The Company purchased shares in the open market during 2006 to fund this plan. The awards vest over a five-year period and, therefore, the cost of such awards is accrued ratably over a five-year period as compensation expense. The Company recognized $20,000 and $57,000 of expense relating to the grant of shares of restricted stock during the three and nine months ended March 31, 2009, respectively, and $20,000 and $57,000 of expense during the three and nine months ended March 31, 2008, respectively. Shares vesting were 8,468 and 8,468 for the periods ended March 31, 2009 and 2008, respectively. Unvested shares were 12,797 at March 31, 2009.

At March 31, 2009, there was $203,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted average period of 1.5 years.

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

In June 2007, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 states that an entity should recognize a realized tax benefit associated with dividends on nonvested equity shares, nonvested equity share units and outstanding equity share options charged to retained earnings as an increase in additional paid in capital. The amount recognized in additional paid in capital should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to income tax benefits of dividends on equity-classified share-based payment awards that are declared in fiscal years beginning after December 15, 2007. Adoption did not have a significant impact on the Company’s financial statements.

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

In September 2008, the FASB issued FSP 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (FSP 133-1 and FIN 45-4). FSP 133-1 and FIN 45-4 amends and enhances disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies that the disclosure requirements of SFAS No. 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. FSP 133-1 and FIN 45-4 is effective for reporting periods (annual or interim) ending after November 15, 2008. The implementation of this standard did not have a material impact on our financial position and results of operations.

In September 2008, the FASB ratified the Emerging Issues Task Force (EITF) Issue No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement” (EITF 08-5). EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement should not include the effect of the credit enhancement in the fair value measurement of the liability. EITF 08-5 is effective for the first reporting period beginning after December 15, 2008. The implementation of this standard did not have a material impact on our financial position and results of operations.

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

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP amends SFAS 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by this FSP shall be provided for fiscal years ended after December 15, 2009. The Company is currently evaluating the potential impact the new pronouncement will have on its financial statements.

In November 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 08-6, “Equity Method Investment Accounting Considerations.” EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is currently evaluating the potential impact the new pronouncement will have on its financial statements.

In November 2008, the FASB ratified Emerging Issues Task Force Issue No. 08-7, “Accounting for Defensive Intangible Assets.” EITF 08-7 clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. EITF 08-7 requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. EITF 08-7 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. This new pronouncement will impact the Company’s accounting for any defensive intangible assets acquired in a business combination completed beginning July 1, 2009.

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4). FASB Statement 157, Fair Value Measurements, defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly.

FSP FAS 157-4 provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with Statement 157.

This FSP clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. The FSP provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The Company is currently evaluating the potential impact the new pronouncement will have on its financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

In instances when a determination is made that an other-then-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 115-2 and FAS 124-2 must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. The Company is currently evaluating the potential impact the new pronouncement will have on its financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 107-1 and APB 28-1 must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The Company is currently evaluating the potential impact the new pronouncement will have on its financial statements.

(5)	FDIC Temporary Liquidity Guaranty Program

In October 2008, the FDIC increased the amount of insured bank deposits to $250,000 per account. Also, in October 2008, the FDIC also provided unlimited coverage for non-interest bearing deposit transaction accounts, which will last through December 31, 2009, unless otherwise extended by the FDIC. Effective December 5, 2008, insured depository institutions that have not opted out of the FDIC Temporary Liquidity Guarantee Program will be subject to a 0.10% surcharge applied to non-interest bearing transaction deposit account balances in excess of $250,000, which surcharge will be added to the institution’s existing risk-based deposit insurance assessments. The Bank is participating in the FDIC Temporary Liquidity Guaranty Program.

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

In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157,” that permits a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The application of the provisions of (FSP) 157-2 did not materially affect our results of operations or financial condition as of and for the period ended March 31, 2009.

In October 2008, the FASB issued FASB Staff Position (FSP) 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset is Not Active” (FSP 157-3), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 became effective immediately and applies to our March 31, 2009 financial statements. The application of the provisions of (FSP) 157-3 did not materially affect our results of operations or financial condition as of and for the period ended March 31, 2009.

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

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported with little or no market activity).

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

Assets measured at fair value on a recurring basis by level within the fair value hierarchy used at March 31, 2009 are as follows:

	March 31, 2009	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Other Unobservable Inputs
	(In thousands)
Securities trading	$1,319	$—	$1,319	$—
Securities available for sale	1,265	—	1,265	—

Total	$2,584	$—	$2,584	$—

The following valuation techniques were used to measure the fair value of assets in the table above on a recurring basis as of March 31, 2009.

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

Assets measured at fair value on a nonrecurring basis by level within the fair value hierarchy used at March 31, 2009 are as follows:

	March 31, 2009	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Other Unobservable Inputs
	(In thousands)
Impaired loans	$3,064	$—	$—	$3,064
Repossessed assets	151	—	—	151

Total	$3,215	$—	$—	$3,215

The following valuation techniques were used to measure the fair value of assets in the table above on a nonrecurring basis as of March 31, 2009.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 was effective for the Company July 1, 2008. The Company elected to account for the AMF Ultra Short Mortgage Fund mutual fund it holds at fair value and recognized a trading loss of $479,000 during the nine months ended March 31, 2009. The Company made this election based on the availability of tax planning strategies to generate future capital gains if necessary to offset capital losses on the mutual fund. The fund pays monthly cash dividends which the Company records as interest income.

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

Bay-Vanguard Federal is headquartered in Baltimore, Maryland and is a community-oriented financial institution offering traditional financial services to its local communities. The Bank is engaged primarily in the business of attracting deposits from the general public and using such funds to originate one-to four-family real estate, mobile home, construction, multi-family and commercial real estate and consumer loans.

The Bank’s savings accounts are insured up to the applicable legal limits by the Federal Deposit Insurance Corporation’s Deposit Insurance Fund. Bay-Vanguard Federal is a member of the Federal Home Loan Bank System.

The Bank has a wholly-owned subsidiary, Housing Recovery Corporation, which holds real estate and other assets acquired by the Bank through foreclosure or repossession.

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

Other-than-Temporary Impairment of Investment Securities. There are certain securities in the Company’s portfolio in an unrealized loss position that management believes at this time are temporarily impaired. If the fair value of these securities does not recover in a reasonable period of time or management can no longer demonstrate the ability and intent to hold them until recovery, a write-down through the consolidated statements of income would be necessary.

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

Intangible Asset Impairment. The Company has goodwill and core deposit intangible assets arising from a branch purchase. The goodwill is evaluated annually for impairment while the core deposit intangible is being amortized over seven years. The valuation techniques used by management to determine the carrying value of assets acquired in the branch purchase and the estimated lives of identifiable intangible assets involve estimates for discount rates, projected future cash flows and time period calculations, all of which are susceptible to change based on changes in economic conditions and other factors. Future events or changes in the estimates that were used to determine the carrying value of goodwill and identifiable intangible assets or that otherwise adversely affects their value or estimated lives could have a material adverse impact on future results of operations.

Deferred Tax Asset Valuation Allowance. We use the asset and liability method of accounting for income taxes as prescribed in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. Management determined during the quarter ended March 31, 2009 that a valuation allowance was warranted based on a history of taxable income, the expectation of taxable income going forward and the availability of tax planning strategies to generate future income, including capital gains if necessary to offset capital losses on its mutual fund security. The valuation allowance results in additional income tax expense in the period, which negatively affected earnings.

Comparison of Financial Condition at March 31, 2009 and June 30, 2008

Total assets decreased $2.4 million, or 1.5%, to $161.6 million at March 31, 2009 from $164.0 million at June 30, 2008 primarily due to a decrease in investment securities, offset by an increase in cash and cash equivalents.

Loans receivable decreased $655,000, or 0.5%, to $124.2 million at March 31, 2009 from $124.8 million at June 30, 2008. Decreases in consumer real estate and land loans were offset by increases in non-residential loans, which increased due to the Bank’s focus on shorter-term higher-rate loan products.

Securities decreased $6.6 million, or 35.5%, from $18.6 million at June 30, 2008 primarily due to the redemption of $750,000 of the AMF Ultra Short Mortgage mutual fund, a trading loss of $479,000 on the same mutual fund and principal payments of $8.5 million on U.S. government agencies securities, offset by $3.1 million in purchases of U.S. government agencies securities. Securities trading are carried at fair value with gains and losses being reflected through earnings.

Cash and cash equivalents increased $4.4 million, or 53.0%, from $8.3 million at June 30, 2008 to $12.7 million at March 31, 2009, primarily due to a $1.4 million increase in cash and a $4.0 million increase in federal funds sold with proceeds from maturing and called investment securities.

Deposits decreased $1.3 million, or 1.0%, to $135.7 million at March 31, 2009, primarily due to a decrease in commercial checking accounts primarily due to a realignment of corporate funds at BV Financial. Federal Home Loan Bank advances decreased $1.0 million, or 13.3%, to $6.5 million at March 31, 2009 due to our ability to pay down Federal Home Loan Bank advances from principal payments received on U.S. government agencies securities.

Total equity increased $141,000, or 1.0%, to $16.5 million at March 31, 2009 primarily as a result of net income of $119,000 for the period and a $63,000 increase in accumulated other comprehensive income, offset by the payment of dividends.

Results of Operations for the Three Months Ended March 31, 2009 and 2008

General. The Company recorded net loss of $42,000 for the three months ended March 31, 2009 compared to a net loss of $114,000 in the same period in the prior year. The net loss for 2009 was due primarily to the loss on securities trading of $54,000 and a tax provision of $74,000.

Net Interest Income. The following table summarizes interest income and expense for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008	% change
	(Dollars in thousands)
Interest Income:
Loans, including fees	$1,959	$1,866	5.0%
Investment securities – taxable	121	203	(40.4)
Other	2	118	(98.3)

Total interest income	2,082	2,187	(4.8)

Interest Expense:
Deposits	931	1,217	(23.5)
Federal Home Loan Bank advances	80	90	(11.1)

Total interest expense	1,011	1,307	(22.6)

Net interest income	$1,071	$880	21.7

The following table summarizes average balances and average yield and costs for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009		2008
	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost
	(Dollars in thousands)
Loans	$126,918	6.17%	$120,560	6.19%
Investment securities	12,280	3.91	16,244	5.00
Interest-bearing time deposits in other banks	610	0.66	545	3.67
Federal funds sold	6,916	0.12	14,084	3.21
Interest-bearing deposits	126,385	2.95	130,673	3.73
Federal Home Loan Bank advances	7,972	4.01	7,687	4.68

Net interest income for the three months ended March 31, 2009 increased $191,000, or 21.7%, compared to the same period last year, as a result of an increase in the loan portfolio and a decrease in the cost of interest-bearing deposits and FHLB advances. Total interest income decreased as a result of the decrease in average interest-earning assets to $146.7 million from $151.4 million. The decrease in average interest-earning assets was mainly due to a decrease in federal funds and investment securities, offset by loan growth. Total interest expense decreased as a result of a decrease in the average rate paid on deposits and a decrease in the average balance of deposits to $126.4 million, compared to average deposits of $130.7 million in 2008.

Provision for Loan Losses. The following table summarizes the activity in the allowance for loan losses for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Allowance at beginning of period	$711	$440
Provision for loan losses	23	118
Charge-offs	(42)	(15)

Allowance at end of period	$692	$543

The provision for loan losses decreased from $118,000 for the three months ended March 31, 2008 to $23,000 for the three months ended March 31, 2009. The decrease in the provision for loan losses was due to a decrease in nonperforming assets, offset by an increase in net charge-offs.

The following table provides information with respect to our nonperforming assets at the dates indicated.

	At March 31, 2009	At June 30, 2008	% change
	(Dollars in thousands)
Nonaccruing loans:
Construction	$1,016	$2,623	(61.3)%
One- to four-family	655	—	N/A
Other consumer	—	62	(100.0)

Total	1,671	2,685	(37.8)

Accruing loans past due 90 days or more	19	—	N/A
Troubled debt restructuring (1)	—	46	(100.0)
Foreclosed real estate	—	—	—
Other repossessed assets	151	41	268.3

Total non-performing assets	$1,841	$2,772	(33.6)

Total non-performing loans to total loans	1.35%	2.10%
Total non-performing loans to total assets	1.03	1.64
Total non-performing assets to total assets	1.14	1.69

(1)	As defined in Statement of Financial Accounting Standards No. 15.

Nonperforming assets decreased $931,000, or 33.6%, primarily due to a decrease in nonaccruing construction loans. The Bank refinanced one of the nonaccruing construction loans splitting the original loan amount between the two primary borrowers. Two of the properties were only 85% complete. The borrower who took this part of the refinancing provided additional properties for collateral so that there would be enough equity to finish the remaining 15% of the project. The project has been completed and the two units will be rented to improve cash flows for repayment. The borrower who refinanced the other properties is repaying a term loan that is secured by the two completed units, which are rented and producing income. The borrower is adding personal cash to help make the payments. Both of the refinanced loans were granted at the current market rates available and at the same risk and compliance as other such loans available.

Noninterest Income. The following table summarizes noninterest income for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008	% change
	(In thousands)
Service fees on deposits	$29	$27	7.4%
Service fees on loans	7	8	(12.5)
Income from investment in life insurance	10	18	(44.4)
Loss on securities trading	(54)	—	N/A
Other income	22	19	15.8

Total	$14	$72	(80.6)

The decrease in noninterest income was due to a loss on trading securities associated with a decline in the AMF Ultra Short Mortgage Fund. This mutual fund investment was transferred to securities trading from securities available for sale on July 1, 2008.

Noninterest Expenses. The following table summarizes noninterest expenses for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008	% change
	(Dollars in thousands)
Compensation and related expenses	$549	$595	(7.7)%
Occupancy	82	74	10.8
Data processing	106	102	3.9
Telephone and postage	17	17	—
Advertising	24	29	(17.2)
Professional fees	58	55	5.5
Equipment	35	44	(20.5)
Amortization of intangible assets	28	32	(12.5)
FDIC insurance premiums	27	9	200.0
Other	104	97	8.3

Total	$1,030	$1,054	(2.3)

Efficiency ratio (1)	94.93%	110.71%

(1)	Computed as noninterest expenses divided by the sum of net interest income and other income.

Total noninterest expenses decreased $24,000, or 2.3%. Compensation and related expenses decreased $46,000, or 7.7%, primarily as a result of the Bank reducing bonus compensation. FDIC insurance premiums increased $18,000, or 200.0%, as the FDIC increased its assessment rates.

Due to losses incurred by the Deposit Insurance Fund in 2008 from failed institutions and anticipated future losses, the Federal Deposit Insurance Corporation, pursuant to a Restoration Plan to replenish the fund, adopted an across the board seven basis point increase in the assessment range for the first quarter of 2009. The Federal Deposit Insurance Corporation adopted further refinements to its risk-

based assessment that are effective April 1, 2009 and effectively make the range seven to 77 1/2 basis points. The FDIC also established a program under which it fully guarantees all non-interest bearing transaction accounts and senior unsecured debt of a bank or its holding company. The Company is participating in the program and will be assessed ten basis points for non-interest bearing transaction account balances in excess of $250,000 and 75 basis points of the amount of debt issued.

Income Taxes. The provision for income taxes increased $180,000, or 169.8%, from a benefit of $106,000 for the three months ended March 31, 2008 to an expense of $74,000 for the three months ended March 31, 2009. The effective tax rate was 231.2% for the three months ended March 31, 2009 compared to 48.2% for the three months ended March 31, 2008. The primary reason for the significant change in the effective tax rate for the period ended March 31, 2009 was due to the valuation allowance on the AMF mutual fund deferred tax asset.

Results of Operations for the Nine Months Ended March 31, 2009 and 2008

General. Net income increased $260,000, or 184.4%, to $119,000 for the nine months ended March 31, 2009 compared to a net loss of $141,000 for the same period in the prior year primarily due to a $666,000 increase in net interest income, offset by a $208,000 decrease in noninterest income and a $95,000 increase in noninterest expenses.

Net Interest Income. The following table summarizes changes in interest income and expense for the nine months ended March 31, 2009 and 2008.

	Nine Months Ended March 31,
	2009	2008	% change
	(Dollars in thousands)
Interest Income:
Loans, including fees	$5,930	$5,636	5.2%
Investment securities – taxable	546	390	40.0
Other	17	644	(97.4)

Total interest income	6,493	6,670	(2.7)

Interest Expense:
Deposits	2,847	3,598	(20.9)
Federal Home Loan Bank advances	287	379	(24.3)

Total interest expense	3,134	3,977	(21.2)

Net interest income	$3,359	$2,693	24.7

The following table summarizes average balances and average yield and costs for the nine months ended March 31, 2009 and 2008.

	Nine Months Ended March 31,
	2009		2008
	Average Balance	Yield/ Cost	Average Balance	Yield/ Cost
	(Dollars in thousands)
Loans	$126,925	6.23%	$119,600	6.28%
Investment securities	15,764	4.62	9,789	5.31
Interest-earning deposits	425	0.94	568	4.23
Federal funds	3,770	0.50	18,458	4.51
Interest-bearing deposits	124,650	3.05	129,935	3.69
Federal Home Loan Bank advances	10,135	3.78	10,302	4.91

Net interest income for the nine months ended March 31, 2009 increased $666,000, or 24.7%, compared to the same period last year, as a result of increases in the loan portfolio and investment securities and a decrease in interest expense due to a decrease in the cost of interest-bearing deposits and FHLB advances. Total interest income decreased as a result of the lower interest yields on average interest-earning assets.

Total interest expense decreased as a result of a decrease in the average rate paid on deposits along with a decrease in the average balance of deposits to $124.7 million, compared to average deposits of $129.9 million in 2008. Interest expense on FHLB advances decreased due primarily to a lower average rate paid on these advances.

Provision for Loan Losses. The following table summarizes the activity in the allowance for loan losses for the nine months ended March 31, 2009 and 2008.

	Nine Months Ended March 31,
	2009	2008
	(In thousands)
Allowance at beginning of period	$709	$402
Provision for loan losses	44	162
Charge-offs	(61)	(21)

Allowance at end of period	$692	$543

The provision for loan losses decreased $118,000 to $44,000 for the nine months ended March 31, 2009. The decrease in the provision for loan losses reflects a decrease in nonperforming assets, offset by an increase in net charge-offs.

Noninterest Income. The following table summarizes noninterest income for the nine months ended March 31, 2009 and 2008.

	Nine Months Ended March 31,
	2009	2008	% change
	(Dollars in thousands)
Service fees on deposits	$84	$91	(7.7)%
Service fees on loans	25	22	13.6
Income from investment in life insurance	82	53	54.7
Loss on securities trading	(479)	—	N/A
Termination of split-dollar life insurance policy	240	—	N/A
Other income	64	58	10.3

	$16	$224	(92.9)

The decrease in noninterest income was due to a loss on trading securities of $479,000 associated with a decline in the AMF Ultra Short Mortgage mutual fund, offset by $240,000 of income resulting from the termination of $3.9 million in split-dollar life insurance policies and $36,000 of income resulting from the proceeds from a life insurance policy on a former director.

Noninterest Expenses. The following table summarizes noninterest expenses for the nine months ended March 31, 2009 and 2008.

	Nine Months Ended March 31,
	2009	2008	% change
	(Dollars in thousands)
Compensation and related expenses	$1,684	$1,711	(1.6)%
Occupancy	207	191	8.4
Data processing	298	276	8.0
Telephone and postage	51	50	2.0
Advertising	86	91	(5.5)
Professional fees	170	172	(1.2)
Equipment expense	113	131	(13.7)
Amortization of intangible assets	83	80	3.8
FDIC insurance premiums	108	29	272.4
Other	308	282	9.2

Total	$3,108	$3,013	3.2

Efficiency ratio (1)	92.09%	103.29%

(1)	Computed as noninterest expenses divided by the sum of net interest income and other income.

Total non-interest expenses increased $95,000, or 3.2%. FDIC insurance premiums increased $79,000, or 272.4%, as the FDIC increased its assessment rates. Data processing costs increased $22,000 or 8.0%, due to additional charges related to the branch acquisition. The increase in non-interest expenses was offset by a decrease in compensation and related expenses primarily as a result of the Bank reducing bonus compensation.

Income Taxes. Provision for income taxes increased $221,000, or 188.9%, from a $117,000 benefit for the nine months ended March 31, 2008 to an expense of $104,000 for the nine months ended March 31, 2009. The effective tax rate was 46.6% for the nine months ended March 31, 2009 compared to 45.4% for the nine months ended March 31, 2008. The increase in the effective tax rate was due to the change in the Maryland income tax rate and the impact this had on deferred tax balances.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits in other banks. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2009, cash and cash equivalents totaled $12.7 million. Securities classified as trading and available-for-sale, which provide additional sources of liquidity, totaled $1.3 million and $1.3 million, respectively, at March 31, 2009. In addition, at March 31, 2009, we had the ability to borrow a total of approximately $40.0 million from the Federal Home Loan Bank of Atlanta. On that date, we had advances outstanding of $6.5 million. Additionally, at March 31, 2009, the Bank had a $2.0 million unsecured demand line of credit facility with M&T Bank, which had no outstanding balance.

At March 31, 2009, we had $457,000 in loan commitments outstanding. In addition to commitments to originate loans, we had $2.0 million in unused lines of credit and $1.4 million of construction loans in process. Certificates of deposit due within one year at March 31, 2009 totaled $34.1 million, or 25.1% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and lines of credit. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31 2009. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including risk-based capital measures. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2009, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

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

For the nine months ended March 31, 2009, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008, which could materially and adversely affect the Company’s business, financial condition or future results other than as set forth below. The risks described in the Company’s Annual Report on Form 10-K and as included below are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Future FDIC Assessments Will Hurt Our Earnings

In February 2009, the FDIC adopted an interim final rule imposing a special assessment on all insured institutions due to recent bank and savings association failures. The emergency assessment amounts to 20 basis points of insured deposits as of June 30, 2009. The assessment will be accrued for by the Company on June 30, 2009 and will be collected on September 30, 2009. The FDIC has indicated that it may reduce the special assessment to as low as 10 basis points if Congress increases the FDIC’s borrowing authority with the U.S. Department of the Treasury. The special assessment will negatively impact the Company’s earnings. In addition, the interim rule would also permit the FDIC to impose additional emergency special assessments after June 30, 2009, of up to 10 basis points per quarter if necessary to maintain public confidence in federal deposit insurance or as a result of deterioration in the deposit insurance fund reserve ratio due to institution failures. Any additional emergency special assessments imposed by the FDIC will further hurt the Company’s earnings.

A continuation of recent turmoil in the financial markets could have an adverse effect on our financial position or results of operations.

Beginning in 2008, United States and global markets have experienced severe disruption and volatility, and general economic conditions have declined significantly. Adverse developments in credit quality, asset values and revenue opportunities throughout the financial services industry, as well as general uncertainty regarding the economic and regulatory environment, have had a marked negative impact on the industry. The United States and the governments of other countries have taken steps to try to stabilize the financial system, including investing in financial institutions, and have also been working to design and implement programs to improve general economic conditions. Notwithstanding the actions of the United States and other governments, there can be no assurances that these efforts will be successful in restoring industry, economic or market conditions and that they will not result in adverse unintended consequences. Factors that could continue to pressure financial services companies, including BV Financial, are numerous and include (1) worsening credit quality, leading among other things to increases in loan losses and reserves, (2) continued or worsening disruption and volatility in financial markets, leading among other things to continuing reductions in asset values, (3) capital and liquidity concerns regarding financial institutions generally, (4) limitations resulting from or imposed in connection with governmental actions intended to stabilize or provide additional regulation of the financial system, and/or (5) recessionary conditions that are deeper or last longer than currently anticipated.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the Company’s repurchases of its common stock during the quarter ended March 31, 2009.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number Of Shares Purchased As Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2009 to January 31, 2009	—	$—	—	47,830
February 1, 2009 to February 28, 2009	—	—	—	47,830
March 1, 2009 to March 31, 2009	—	—	—	47,830

Total	—	$—	—

(1)	On March 20, 2008, BV Financial announced the adoption of a stock repurchase program to acquire up to 97,830 shares, or 10%, of BV Financial’s outstanding shares of common stock, excluding shares held by Bay-Vanguard M.H.C. The program will continue until it is completed or terminated by the Board of Directors.

Item 3.	Defaults upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Charter of BV Financial, Inc. (1)
3.2	Bylaws of BV Financial, Inc. (1)
4.0	Stock Certificate of BV Financial, Inc. (1)
10.1	Amended and Restated Employment Agreement between Bay-Vanguard Federal Savings Bank and Edmund T. Leonard
10.2	Amended and Restated Employment Agreement between BV Financial, Inc. and Edmund T. Leonard
10.3	Amended and Restated Employment Agreement between Bay-Vanguard Federal Savings Bank and Carolyn M. Mroz
10.4	Amended and Restated Employment Agreement between BV Financial, Inc. and Carolyn M. Mroz
10.5	Amended and Restated Employment Agreement between Bay-Vanguard Federal Savings Bank and Daniel J. Gallagher, Jr.
10.6	Amended and Restated Bay-Vanguard Federal Savings Bank Change in Control Severance Compensation Plan
10.7	Amended and Restated Bay-Vanguard Federal Savings Bank Supplemental Executive Retirement Plan
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification

(1)	Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange Commission on the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-119083.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BV FINANCIAL, INC.

Dated: May 13, 2009	By:	/s/ Carolyn M. Mroz
Carolyn M. Mroz President and Chief Executive Officer (principal executive officer)

Dated: May 13, 2009	By:	/s/ Edmund T. Leonard
Edmund T. Leonard Chairman of the Board and Chief Financial Officer (principal financial and accounting officer)