Form 10-K
period 2009-06-30
BV Financial, Inc.
filed 2009-09-24
CIK 1302387

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

OR

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

Registrant’s telephone number, including area code: (410) 477-5000

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.01 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such filed).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

        The aggregate market value of the voting and non-voting common equity held by non-affiliates at December 31, 2008 was $3.51 million, based upon the closing price of $4.25 as quoted on the OTC Electronic Bulletin Board for December 31, 2008. Solely for purposes of this calculation, the shares held by Bay-Vanguard, M.H.C. and the directors and executive officers of the issuer are deemed to be held by affiliates.

As of September 17, 2009, the issuer had 2,407,631 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

Market Area

We are headquartered in Baltimore County, Maryland. In addition to our main office, we operate two branch offices in Baltimore City and two branch offices in Anne Arundel County, one of which we acquired in August 2007 from Greater Atlantic Bank. We consider Baltimore City, Baltimore County and Anne Arundel County to be our primary market area. The economy of our market area reflects a diverse cross-section of employment sectors. The economies of Baltimore City, Baltimore County and Anne Arundel County are primarily geared toward the service, trade, government, financial services and manufacturing sectors. However, because of the Fort Meade Installation and the state government in Annapolis, Anne Arundel County has a stronger concentration of government employees. Additionally, Baltimore and Anne Arundel Counties reported a higher level of construction employment than Baltimore City, reflecting the level of growth in those counties. According to the United States Census Bureau, the population of Baltimore City, Baltimore County and Anne Arundel County in 2008 was estimated to be approximately 637,000, 786,000 and 513,000, respectively. The economy of our market area is strongest in suburban Anne Arundel County, which has experienced higher growth rates in population and households while maintaining low unemployment rates. Baltimore City, on the other hand, has seen its population and households decrease, which is reflective of the urban shift to suburban markets for job opportunities. Baltimore City also has a higher concentration of blue collar workers, lower per capita income levels and a higher level of unemployment than the state or national averages.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the several financial institutions operating in our market area and, to a lesser extent, from other financial service companies such as brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2008, which is the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held approximately 0.29% of the deposits in the Baltimore-Towson, Maryland Metropolitan Statistical Area, which was the 41st largest market share out of the 78 financial institutions with offices in this metropolitan statistical area. In addition, banks owned by large bank holding companies such as Bank of America Corporation, Wachovia Corporation, M&T Bank Corporation, PNC Financial Services Group, Inc., BB&T Corporation and Sun Trust Banks, Inc. also operate in our market area. These institutions are much larger than us and, therefore, have significantly greater resources that allow them to offer a wider variety of products and services.

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

Lending Activities

General. Our loan portfolio consists primarily of one- to four-family residential real estate loans. To a much lesser extent, our loan portfolio includes mobile home loans, construction loans, multi-family, commercial real estate loans, and consumer loans. Bay-Vanguard Federal historically originated and currently originates loans only for investment purposes. At June 30, 2009, Bay-Vanguard Federal had no loans that were held for sale.

One- to Four-Family Residential Real Estate Loans. Our primary lending activity is the origination of mortgage loans to enable borrowers to purchase or refinance existing homes in our market area. We only offer fixed- and adjustable- rate mortgage loans primarily with terms of 15, 20 or 30 years. We offer adjustable-rate mortgage loans with interest rates and payments that adjust annually or every three years. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate equal to a percentage above the one year U.S. Treasury index. The maximum amount by which the interest rate may be increased or decreased is generally 200 basis points per adjustment period and the lifetime interest rate cap is generally 600 basis points over the initial interest rate of the loan. The loan fees charged, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions.

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

Mobile Home Loans. We originate mobile home loans directly and purchase mobile home loans from Forward National and Mainland Financial, which specialize in mobile home lending. At June 30, 2009, 13.6% of our mobile home portfolio was originated by us directly and 70.4% and 16.0% was purchased from Forward National and Mainland Financial, respectively. Our mobile home loans, which are made primarily to borrowers in Maryland and Pennsylvania, have terms of up to 25 years and fixed interest rates. We generally will finance up to a maximum of 90% of the value of the mobile home. We require that the borrower obtain hazard insurance. At June 30, 2009, we had 340 mobile home loans, the average size of which was approximately $34,000.

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

The following table presents the activity and dollar amounts available to fund losses related to repossessions in the Forward National and Mainland Financial deposit accounts during the periods indicated.

	Forward National		Mainland Financial
	Year Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Deposit account balance, beginning of period	$242	$407	$146	$17
Losses on repossessions and fees and expenses on collections absorbed by Forward National or Mainland Financial	(17)	(65)	(14)	—
Deposits due to new loans	34	71	60	134
Withdrawals due to early payoffs	(51)	(171)	0	(5)

Deposit account balance, end of period	$208	$242	$192	$146

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

At June 30, 2009, the largest residential construction loan commitment was for $525,000, of which $475,000 was outstanding. This loan was performing according to its terms at June 30, 2009.

At June 30, 2009, the largest commercial construction loan commitment was for $1.8 million, $1.6 million of which was outstanding. This loan was performing according to its terms at June 30, 2009.

Multi-Family and Commercial Real Estate Loans. We offer fixed rate and adjustable-rate mortgage loans secured by multi-family and commercial real estate. Our multi-family and commercial real estate loans are generally secured by condominiums, apartment buildings and mixed-use properties with residential units, as well as retail space.

We originate multi-family and commercial real estate loans for terms up to 25 years. Interest rates and payments on our adjustable-rate loans adjust every three, five or seven years after an initial three-, five- or seven- year period to a rate typically equal to 3-3.5% above the three-, five- or seven-year constant maturity Treasury index. There are no adjustment period or lifetime interest rate caps. Loan amounts generally do not exceed 75% of the appraised value. We require all properties securing multi-family and commercial real estate loans to be appraised by a board-approved independent licensed appraiser. Multi-family and commercial real estate loans also are generally supported by personal guarantees. At June 30, 2009, the largest multi-family and commercial real estate loan was a $1.9 million loan. This loan is secured by a waterfront restaurant building in Baltimore, Maryland and was performing according to its terms at June 30, 2009.

We also originate loans secured by undeveloped and developed land. Land loans are offered with a five-year term based on an amortization term of 15 years. A balloon payment for the principal plus any accrued interest is due at the end of the five-year period. Additionally, we offer fixed-rate fully-amortized land loans with terms of 15 years. Land loans generally can be made with a maximum loan-to-value ratio of 75%. Loans secured by undeveloped land or improved lots generally involve greater risks than residential mortgage lending because land loans are more difficult to evaluate. If the estimate of value proves to be inaccurate, in the event of default and foreclosure, we may be confronted with a property the value which is insufficient to assure full repayment.

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

Loan Originations, Purchases and Sales. Loan originations come from a number of sources. The primary sources of loan originations include existing customers, our in-house loan originators, advertising, referrals from customers and personal contacts by our staff. We currently utilize local mortgage brokers to assist with loan originations. We generally retain all of the loans that we originate for our portfolio; however, we will sell participation interests to local financial institutions, primarily on the portion of loans that exceed our legal lending limit. We sold $3.3 million and $890,000 of participation interests in fiscal 2009 and fiscal 2008, respectively.

From time to time, we purchase participation interests, primarily commercial real estate loans. At June 30, 2009 and 2008, we had approximately $6.2 million and $7.1 million of purchased participation loans, respectively. We perform our own underwriting analysis on each of our participation interests before purchasing such loans and therefore believe there is no greater risk of default on these obligations. However, in a purchased participation loan, we do not service the loan and thus are subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings. We are permitted to review all of the documentation relating to any loan in which we participate, including any annual financial statements provided by a borrower. Additionally, we receive periodic updates on the loan from the lead lender.

In addition to purchasing participation interests, we purchased $283,000 and $660,000 of mobile home loans from Forward National in fiscal 2009 and fiscal 2008, respectively. We purchased $530,000 and $869,000 of mobile home loans from Mainland Financial in fiscal 2009 and fiscal 2008, respectively. We performed the underwriting on these mobile home loans.

Loan Approval Procedures and Authority. We follow written, non-discriminatory, underwriting standards and loan origination procedures established by our board of directors and management. Loans up to $500,000 require the approval of two of five members of an employee loan committee, consisting of the President and Chief Executive Officer, the Chairman and Chief Financial Officer and three Senior Vice Presidents. Loans up to $750,000 require the approval of three of the members of the employee loan committee. All extensions of credit that exceed $750,000 in the aggregate require the approval of either the Executive Committee of the board of directors or the full board of directors.

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited by regulation to generally 15% of our unimpaired capital and surplus. At June 30, 2009, our regulatory limit on loans to one borrower was $1.4 million. At that date, our largest lending relationship was a $1.9 million loan secured by a waterfront restaurant building in Baltimore, Maryland originated in 2006. At the time of origination, this loan did not exceed our legal lending limit. That loan was performing according to its original terms at June 30, 2009.

Loan Commitments. We issue commitments for fixed-rate and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers and generally expire in 60 days.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and municipal governments, deposits at the Federal Home Loan Bank of Atlanta and certificates of deposit of federally insured institutions. Within certain regulatory limits, we also may invest a portion of our assets in mutual funds. We also are required to maintain an investment in Federal Home Loan Bank of Atlanta stock. While we have the authority under applicable law to invest in derivative securities, our investment policy does not permit this investment. We had no investments in derivative securities at June 30, 2009.

At June 30, 2009, our investment portfolio totaled $13.8 million and consisted primarily of U.S. Treasury obligations and federal agency securities, mortgage-backed securities issued primarily by Fannie Mae, Freddie Mac and Ginnie Mae, and a mutual fund that invests in adjustable-rate mortgages.

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

Deposit Activities and Other Sources of Funds

General. Deposits and loan repayments are the major sources of our funds for lending and other investment purposes. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions.

Deposit Accounts. Substantially all of our depositors are residents of the State of Maryland. Deposits are attracted from within our market area through the offering of a broad selection of deposit instruments, including checking accounts, NOW and money market accounts, passbook and savings accounts and certificates of deposit. Additionally, our customers may use any M&T Bank ATM without a surcharge. At June 30, 2009, core deposits, which consist of savings, NOW and money market accounts, comprised 49.0% of our deposits. We do not utilize brokered funds. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing monthly. We use our money market account as a primary source of liquidity. Consequently, when we require additional liquidity we will offer the highest rates in our market area. When we do not require liquidity, our money market account rates are competitive. With regard to other deposit products, our current strategy is to offer competitive rates, and even higher rates on checking accounts, but not to be the market leader in every type and maturity.

Borrowings. We utilize advances from the Federal Home Loan Bank of Atlanta to supplement our supply of lendable funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness. At June 30, 2009, we had the ability to borrow an additional $40.0 million from the Federal Home Loan Bank of Atlanta. Additionally, at June 30, 2009, the Bank had a $2.0 million unsecured demand line of credit facility with M&T Bank, which had no outstanding balance.

Personnel

As of June 30, 2009, we had 34 full-time employees and two part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

Subsidiaries

BV Financial’s only direct subsidiary is Bay-Vanguard Federal.

Bay-Vanguard Federal has one subsidiary, Housing Recovery Corporation. Housing Recovery Corporation holds real estate and other assets acquired through foreclosure or repossession by Bay-Vanguard Federal.

Regulation and Supervision

General

As a federal mutual holding company, Bay-Vanguard, M.H.C. is required by federal law to report to, and otherwise comply with the rules and regulations of, the Office of Thrift Supervision. BV Financial, as a federally chartered corporation, is also subject to reporting to and regulation by the Office of Thrift Supervision.

Bay-Vanguard Federal, as an insured federal savings association, is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as the deposit insurer. Bay-Vanguard Federal is a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Deposit Insurance Fund managed by the Federal Deposit Insurance Corporation. Bay-Vanguard Federal must file reports with the Office of Thrift Supervision and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The Office of Thrift Supervision and/or the Federal Deposit Insurance Corporation conduct periodic examinations to test Bay-Vanguard Federal’s safety and soundness and compliance with various regulatory requirements.

This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on Bay-Vanguard, M.H.C., BV Financial, Bay-Vanguard Federal and their operations.

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

Activities Restrictions Applicable to Mutual Holding Companies. Pursuant to federal law and Office of Thrift Supervision regulations, a mutual holding company such as Bay-Vanguard, M.H.C., with appropriate OTS approvals, may engage in the following activities: (1) investing in the stock of a savings association; (2) acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company; (3) merging with or acquiring another holding company, one of whose subsidiaries is a savings association; (4) investing in a corporation, the capital stock of which is available for purchase by a savings association under federal law or under the law of any state where the subsidiary savings association or associations share their home offices; (5) furnishing or performing management services for a savings association subsidiary of such company; (6) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company; (7) holding or managing properties used or occupied by a savings association subsidiary of such company properties used or occupied by a savings association subsidiary of such company; (8) acting as trustee under deeds of trust; (9) any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of The Bank Holding Company Act, unless the Office of Thrift Supervision, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987; and (10) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Office of Thrift Supervision.

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

Although savings and loan holding companies are not currently subject to regulatory capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions as described below. Bay-Vanguard Federal must notify the Office of Thrift Supervision 30 days before declaring any dividend and comply with the additional restrictions described below. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Office of Thrift Supervision and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Stock Holding Company Subsidiary Regulation. The Office of Thrift Supervision has adopted regulations governing the two-tier mutual holding company form of organization and mid-tier stock holding companies, such as BV Financial, that are controlled by mutual holding companies. Under these rules, the stock holding company subsidiary holds all the shares of the mutual holding company’s savings association subsidiary and issues the majority of its own shares to the mutual holding company parent. In addition, the stock holding company subsidiary is permitted to engage in activities that are permitted for its mutual holding company parent subject to the same terms and conditions. Finally, Office of Thrift Supervision regulations maintain that the stock holding company subsidiary must be federally chartered for supervisory reasons.

Waivers of Dividends. Office of Thrift Supervision regulations require mutual holding companies to notify the agency if they propose to waive receipt of dividends from their stock subsidiary. The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis and, in general, does not object to a waiver if: (1) the waiver would not be detrimental to the safe and sound operation of the savings association; and (2) the mutual holding company’s board of directors determines that their waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members. Bay-Vanguard, M.H.C. anticipates waiving dividends, if any are paid.

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

Acquisition of Bay-Vanguard, M.H.C. Under the Federal Change in Control Act, a notice must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire direct or indirect “control” of a savings and loan holding company or savings institution. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the outstanding voting stock of the company or institution, unless the Office of Thrift Supervision has found that the acquisition will not result in a change of control of Bay-Vanguard, M.H.C. Under the Change in Control Act, the Office of Thrift Supervision generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that acquires control would then be subject to regulation as a savings and loan holding company.

Federal Savings Institution Regulation

Business Activities. The activities of federal savings associations are governed by federal law and regulations. These laws and regulations delineate the nature and extent of the activities in which federal savings institutions may engage. In particular, certain lending authority for federal savings institutions, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.

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

The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet activities, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is generally defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary (Tier 2) capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses, limited to a maximum of 1.25% of risk-weighted assets, and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At June 30, 2009, Bay-Vanguard Federal met each of its capital requirements.

The following table presents Bay-Vanguard Federal’s capital position at June 30, 2009.

	Actual Capital	Required Capital	Excess Amount	Capital
				Actual Percent	Required Percent
	(Dollars in thousands)
Tangible	$10,597	$2,291	$8,306	6.9%	> 1.5%
Tier 1/Leverage	10,597	6,097	4,500	6.9	> 4.0
Tier 1/Risk-based	10,597	—	—	11.5	N/A
Total/Risk-based	11,454	7,401	4,053	12.4	> 8.0

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

Insurance of Deposit Accounts. Deposits of Bay-Vanguard Federal are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned, with less risky institutions paying lower assessments. For 2008, assessments ranged from five to forty-three basis points of an institution’s deposit assessment base. Due to losses incurred by the Deposit Insurance Fund in 2008 from failed institutions, and anticipated future losses, the Federal Deposit Insurance Corporation, pursuant to a Restoration Plan to replenish the fund, adopted an across the board seven basis point increase in the assessment range for the first quarter of 2009. The Federal Deposit Insurance Corporation adopted further refinements to its risk-based assessment that were effective April 1, 2009 and effectively make the range seven to seventy-seven and one half basis points. On May 22, 2009, the Federal Deposit Insurance Corporation issued a final rule that will impose a special five basis points assessment on each institution’s assets minus Tier 1 capital as of June 30, 2009, which would be payable to the Federal Deposit Insurance Corporation on September 30, 2009. If after June 30, 2009, the reserve ratio of the Deposit Insurance Fund falls to a level that the Board of the Federal Deposit Insurance Corporation (“the Board”) believes would adversely affect public confidence or to a level close to or below zero, the Board may impose an additional special assessment of up to five basis points on each institution’s assets minus Tier 1 capital for the third and fourth quarters of 2009 as deemed necessary. The cost of the special five basis points assessment to Bay-Vanguard Federal based on assets minus Tier 1 capital as of June 30, 2009 was $75,200. No institution may pay a dividend if in default of the federal deposit insurance assessment.

Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000 for all types of accounts until December 31, 2013. Thereafter, regular deposit accounts will be insured up to a maximum of $100,000 and self-directed retirement accounts up to a maximum of $250,000.

In addition, the Federal Deposit Insurance Corporation adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest bearing transaction accounts would receive unlimited insurance coverage until December 31, 2009 and certain senior unsecured debt issued by institutions and their holding companies would be guaranteed by the Federal Deposit Insurance Corporation through June 30, 2012 and in certain conditions through December 31, 2012. Bay-Vanguard Federal made the business decision to participate in the unlimited noninterest bearing transaction account coverage and Bay-Vanguard Federal, BV Financial and Bay-Vanguard M.H.C. opted not to participate in the unsecured debt guarantee program.

Federal law also provides for the possibility that the Federal Deposit Insurance Corporation may pay dividends to insured institutions once the Deposit Insurance fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly and during the fiscal year ending June 30, 2009 averaged 1.08 basis points of assessable deposits.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Bay-Vanguard Federal. Management cannot predict what insurance assessment rates will be in the future.

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

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of June 30, 2009, Bay-Vanguard Federal maintained 74.0% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

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

Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness in various areas such as internal controls and information systems, internal audit, loan documentation and credit underwriting, interest rate exposure, asset growth and quality, earnings and compensation, fees and benefits. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the Office of Thrift Supervision determines that a savings association fails to meet any standard prescribed by the guidelines, the Office of Thrift Supervision may require the institution to submit an acceptable plan to achieve compliance with the standard.

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

Assessments. Savings institutions are required to pay assessments to the Office of Thrift Supervision to fund the agency’s operations. The general assessments, paid on a semi-annual basis, are computed based upon the savings institution’s (including consolidated subsidiaries) total asset size, condition and complexity of portfolio. The OTS assessments paid by Bay-Vanguard Federal for the fiscal year ended June 30, 2009 totaled $53,000.

Federal Home Loan Bank System

Bay-Vanguard Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Bay-Vanguard Federal, as a member of the Federal Home Loan Bank of Atlanta, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Bay-Vanguard Federal was in compliance with this requirement with an investment in Federal Home Loan Bank stock at June 30, 2009 of $631,000. This stock is carried at a cost of $100 per share. Due to concerns about the capital strength of the Federal Home Loan Bank of Atlanta and the entire Federal Home Loan Bank system, there has been industry discussion about impairment issues on Federal Home Loan Bank stock. If the Federal Home Loan Bank stock were deemed to be impaired, the write-down for the Bank could be significant. However, due to the nature of the Federal Home Loan Bank system and the heavy dependence of community banks on the Federal Home Loan Bank, it is believed that any determination about the valuation of Federal Home Loan Bank stock needs to be accomplished at the national level so that the entire community banking system is not disrupted.

The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs. These requirements, or the general financial condition of the Federal Home Loan Bank, could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, Bay-Vanguard Federal’s net interest income would likely also be reduced.

The Federal Home Loan Bank of Atlanta changed its dividend declaration and payment schedule in the fourth quarter of 2008 so a dividend can be declared and paid to members after net income is calculated for the preceding quarter. No dividends were paid for the fourth quarter of 2008 and first quarter of 2009; however, dividends were paid for the third quarter of 2008 and second quarter of 2009.

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $44.4 million; a 10% reserve ratio is applied above $44.4 million. The first $10.3 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually. Bay-Vanguard Federal complies with the foregoing requirements.

Federal and State Taxation

Federal Income Taxation

General. We report our income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns have been either audited or closed under the statute of limitations through tax year 2004. For its 2009 year, BV Financial’s maximum federal income tax rate was 34.0%.

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

State Taxation

For fiscal 2009 BV Financial was subject to Maryland’s Corporation Business Tax at the rate of 8.25% on its taxable income, before net operating loss deductions and special deductions for federal income tax purposes. The rate will remain the same for fiscal 2010. BV Financial and Bay-Vanguard, M.H.C. are required to file Maryland income tax returns because they are doing business in Maryland. For this purpose, “taxable income” generally means federal taxable income subject to certain adjustments (including addition of interest income on state and municipal obligations).

ITEM 1A.	RISK FACTORS

A continuation of recent turmoil in the financial markets could have an adverse effect on our financial position or results of operations.

Beginning in 2008, United States and global markets have experienced severe disruption and volatility, and general economic conditions have declined significantly. Adverse developments in credit quality, asset values and revenue opportunities throughout the financial services industry, as well as general uncertainty regarding the economic and regulatory environment, have had a marked negative impact on the industry. The United States and the governments of other countries have taken steps to try to stabilize the financial system, including investing in financial institutions, and have also been working to design and implement programs to improve general economic conditions. There can be no assurances that these efforts will be successful in restoring industry, economic or market conditions and that they will not result in adverse unintended consequences. Factors that could continue to pressure financial services companies, including BV Financial, are numerous and include: (1) worsening credit quality, leading among other things to increases in loan losses and reserves; (2) continued or worsening disruption and volatility in financial markets, leading among other things to continuing reductions in asset values; (3) capital and liquidity concerns regarding financial institutions generally; (4) limitations resulting from or imposed in connection with governmental actions intended to stabilize or provide additional regulation of the financial system; and/or (5) recessionary conditions that are deeper or last longer than currently anticipated.

Changes in interest rates may hurt our earnings.

Short-term market interest rates (which we use as a guide to price our deposits) have until recently risen from historically low levels, while longer-term market interest rates (which we use as a guide to price our longer-term loans) have not. This “flattening” of the market yield curve has had a negative impact on our net interest margin, which has reduced our profitability. Over the last year, however, the U.S. Federal Reserve decreased its target for the federal funds rate from 2.00% to 0.25%. Our net interest margin was 2.80% for the year ended June 30, 2009 compared to 2.48% for the year ended June 30, 2008. Decreases in interest rates can result in increased prepayments of loans, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such loan proceeds into lower-yielding assets, which might also negatively impact our income. Additionally, if short-term interest rates rise, and if rates on our deposits reprice upwards faster than the rates on our long-term loans and investments, we would experience compression of our net interest margin, which would have a negative effect on our profitability. For further discussion of how changes in interest rates could impact us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Risk Management—Interest Rate Risk Management” and “—Net Portfolio Value Simulation Analysis.”

We may be more susceptible to increases in interest rates because of the relatively small amount of adjustable-rate loans currently in our portfolio and our heavy reliance on core deposits, especially our money market accounts, which reprice frequently. At June 30, 2009, $27.4 million, or 22.9% of our total loan portfolio, consisted of adjustable-rate loans. We attempt to limit our exposure to rises in interest rates through: offering adjustable-rate one-to-four family residential real estate loans; an investment in a mutual fund that invests in adjustable-rate mortgage loans; an increased focus on multi-family and commercial real estate lending, which emphasizes the origination of shorter-term adjustable-rate loans; and efforts to originate shorter-term fixed-rate loans. Our inability to successfully originate adjustable-rate multi-family and commercial real estate loans or shorter-term fixed-rate loans could result in further compression of our net interest margin in a rising interest rate environment, which could hurt our profits.

Future FDIC Assessments Will Hurt Our Earnings

In May 2009, the FDIC adopted a final rule imposing a special assessment on all insured institutions due to recent bank and savings association failures. The emergency assessment amounts to 5 basis points of total assets minus Tier 1 Capital as of June 30, 2009, and will be collected on September 30, 2009. The special assessment negatively impacted the Company’s earnings and the Company’s non-interest expenses increased approximately $75,200 for the year ended June 30, 2009 as compared to the year ended June 30, 2008 as a result of this special assessment. In addition, the final rule allows the FDIC to impose additional emergency special assessments of up to 5 basis points per quarter for the third and fourth quarters of 2009 if necessary to maintain public confidence in federal deposit insurance or as a result of deterioration in the deposit insurance fund reserve ratio due to institution failures. Any additional emergency special assessment imposed by the FDIC will further hurt the Company’s earnings.

Our increased emphasis on multi-family and commercial lending may expose us to increased lending risks.

At June 30, 2009, $16.6 million, or 13.5%, of our loan portfolio consisted of multi-family and commercial real estate loans. We intend to increase our emphasis on these types of higher-yielding loans to provide us with the opportunity to increase profits. However, these types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential real estate loans because repayment of the loans often depends on the successful operation of the property and the income stream of borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential real estate loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential real estate loan.

Our level of non-performing loans expose us to increased lending risks. Further, our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

At June 30, 2009, our non-performing loans totaled $921,000, representing 0.8% of total loans. If these loans continue to not perform according to their terms and the collateral is insufficient to pay any remaining loan balance, we may experience loan losses, which could have a material effect on our operating results. Like all financial institutions, we maintain an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. We believe that our allowance for loan losses is maintained at a level adequate to absorb probable losses inherent in our loan portfolio as of the corresponding balance sheet date. However, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results.

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

At June 30, 2009, our allowance for loan losses as a percentage of total loans was 0.71%. Our regulators, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to increase our allowance for loan losses by recognizing additional provisions for loan losses charged to expense, or to decrease our allowance for loan losses by recognizing loan charge-offs, net of recoveries. Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our financial condition and results of operations.

A downturn in the local economy or a decline in real estate values could hurt our profits.

Nearly all of our real estate loans are secured by real estate in the Baltimore metropolitan area. As a result of this concentration, a downturn in the local economy could cause significant increases in non-performing loans, which would hurt our profits. Additionally, a decrease in asset quality could require additions to our allowance for loan losses through increased provisions for loan losses, which would hurt our profits. In recent years, there were significant increases in real estate values in our market area. As a result of rising home prices, our loans have been well collateralized. However, these real estate values have begun to decline, which could cause some of our mortgage loans to become inadequately collateralized, which would expose us to a greater risk of loss. For a discussion of our market area, see “Business—Market Area.”

Strong competition within our market area could hurt our profits and slow growth.

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and has occasionally forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. As of June 30, 2008, we held 0.29% of the deposits in the Baltimore-Towson, Maryland Metropolitan Statistical Area, which was the 41st largest market share of deposits out of the 78 financial institutions in the metropolitan statistical area. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area. For more information about our market area and the competition we face, see “Business—Market Area” and “Business—Competition.”

Proposed regulatory reform may have a material impact on our operations.

On June 17, 2009, President Obama published a comprehensive regulatory reform plan intended to modernize and protect the integrity of the United States financial system. The President’s plan contains several elements that would have a direct effect on Bay-Vanguard, M.H.C., BV Financial and Bay-Vanguard Federal. Under the reform plan, the federal thrift charter and the Office of Thrift Supervision would be eliminated and all companies that control an insured depository institution must register as a bank holding company. Although the reform plan does not specify how existing federal thrifts, such as Bay-Vanguard Federal, would be treated, we expect that if the federal thrift charter is eliminated Bay-Vanguard Federal could become a national bank or adopt a state charter. Registration as a bank holding company would represent a significant change, as there currently exist significant differences between savings and loan holding company and bank holding company supervision and regulation. For example, the Federal Reserve imposes leverage and risk-based capital requirements on bank holding companies whereas the Office of Thrift Supervision does not impose any capital requirements on savings and loan holding companies. Further, a change in the bank regulatory structure could result in a change in the way that mutual holding companies are regulated. The reform plan also proposes the creation of a new federal agency, the Consumer Financial Protection Agency, that would be dedicated to protecting consumers in the financial products and services market. The creation of this agency could result in new regulatory requirements and raise the cost of regulatory compliance. In addition, legislation stemming from the reform plan could require changes in regulatory capital requirements, loan loss provisioning practices, and compensation practices. If implemented, the foregoing regulatory reforms may have a material impact on our operations. However, because the legislation needed to implement the President’s reform plan has not been introduced, and because the final legislation may differ significantly from the reform plan proposed by the President, we cannot determine the specific impact of regulatory reform at this time.

Our mutual holding company structure limits our ability to raise additional equity capital.

Our mutual holding company structure limits our ability to raise additional equity capital without undertaking a second-step conversion transaction because we cannot issue stock in an amount that would cause Bay-Vanguard, M.H.C. to own less than a majority of our outstanding shares. Currently, Bay-Vanguard, M.H.C. owns approximately 61% of our outstanding shares. In addition, any stock issuance by us must be approved by the Office of Thrift Supervision and must be structured in a manner similar to a mutual to stock conversion, including the stock purchase priorities accorded to members of the mutual holding company, unless otherwise approved by the Office of Thrift Supervision. These requirements limit our ability to control the timing and structure of a stock offering.

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

We conduct our business through our main office and branch offices. The following table sets forth certain information relating to these facilities as of June 30, 2009.

Location	Year Opened	Owned/ Leased	Date of Lease Expiration		Net Book Value as of June 30, 2009
					(In thousands)
Main Office:
7114 North Point Road Baltimore, Maryland 21219	1959	Owned	—		$928
Branches:
1230 Light Street Baltimore, Maryland 21230	1980	Owned	—		73
1521 East Fort Avenue Baltimore, Maryland 21219	1992	Owned	—		58
7657 Arundel Mills Boulevard Hanover, Maryland 21076	2004	Owned	—		1,818
8070 Ritchie Highway Pasadena, Maryland 21122	2007	Leased	2013	(1)	—

(1)	We have an option to renew this lease for one additional five-year period.

ITEM 3.	LEGAL PROCEEDINGS

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

BV Financial’s common stock is traded on the OTC Electronic Bulletin Board under the symbol “BVFL.OB.” As of September 17, 2009, the Company had approximately 134 holders of record. The following table sets forth, for the quarters indicated, the daily high and low sales price for and dividends declared on the common stock for fiscal 2009 and 2008. The prices do not necessarily reflect inter-dealer prices without retail markup, markdown or commission and may not reflect actual transactions.

	High	Low	Dividends
Fiscal 2009:
Fourth Quarter	$3.60	$2.59	$0.05
Third Quarter	4.25	2.65	0.05
Second Quarter	5.75	3.60	0.05
First Quarter	6.00	5.00	0.05
Fiscal 2008:
Fourth Quarter	$7.15	$5.50	$0.05
Third Quarter	7.90	6.50	0.05
Second Quarter	8.50	7.00	0.05
First Quarter	8.75	7.65	0.05

BV Financial is not subject to Office of Thrift Supervision regulatory restrictions on the payment of dividends. However, BV Financial’s ability to pay dividends may depend, in part, upon its receipt of dividends from Bay-Vanguard Federal because BV Financial has no source of income other than earnings from the investment of the net proceeds from the offering that it retained. Payment of cash dividends on capital stock by a savings institution is limited by OTS regulations. No insured depository institution may make a capital distribution if, after making the distribution, the institution would be undercapitalized. See “Regulation and Supervision—Federal Savings Institution Regulation—Limitation on Capital Distributions.”

As of June 30, 2009, BV Financial satisfied all prescribed capital requirements. Future dividend payments will depend on the Company’s profitability, approval by its Board of Directors and prevailing OTS regulations.

The following table provides certain information with regard to shares repurchased by the Company in the fourth quarter of fiscal 2009.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2009 through April 30, 2009	—	$—	—	47,830
May 1, 2009 through May 31, 2009	—	—	—	47,830
June 1, 2009 through June 30, 2009	—	—	—	47,830

Total	—	$—	—

(1)	On March 20, 2008, BV Financial announced the adoption of a stock repurchase program to acquire up to 97,830 shares, or 10%, of BV Financial’s outstanding shares of common stock, excluding shares held by Bay-Vanguard M.H.C. The program will continue until it is completed or terminated by the Board of Directors.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable as BV Financial is a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

FDIC insurance premium expense includes premiums paid for federal insurance on deposits.

Other expenses include amortization of intangible assets, charitable contributions, regulatory assessments, office supplies and other miscellaneous operating expenses.

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider the allowance for loan losses, fair value measurement for financial assets, the determination of other than temporary impairment of investments, intangible asset impairment and the deferred tax asset valuation allowance to be critical accounting policies.

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impaired loans; the value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. We recorded charge-offs of $581,000 and $21,000 in relation to foreclosed real estate and repossessed assets in fiscal 2009 and 2008, respectively. Additionally, we had net charge-offs to average loans of 0.68% for fiscal 2009 compared to net charge offs to average loans of 0.02% for fiscal 2008.

Management reviews the level of the allowance on a quarterly basis, at a minimum, and establishes the provision for loan losses based on an evaluation of the portfolio, past loss experience, economic conditions and business conditions affecting our primary market area, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, the duration of the current business cycle and other factors related to the collectibility of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary if certain future events occur that cause actual results to differ from the assumptions used in making the evaluation. For example, a further downturn in the local economy could cause increases in non-performing loans. Additionally, a further decline in real estate values could cause some of our loans to become inadequately collateralized. In either case, this may require us to increase our provision for loan losses, which would negatively impact earnings. Further, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. An increase to the allowance required to be made by the Office of Thrift Supervision would negatively impact our earnings. Additionally, a large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings. See notes 1 and 3 to the notes to consolidated financial statements included in this Form 10-K.

At each of June 30, 2009 and 2008, over 89.2% of the loan portfolio consisted of real estate loans. However, over 19.0% of the real estate loans consisted of multi-family and commercial real estate and construction loans, which carry a higher risk of default than one-to four-family residential real estate loans. The level of the allowance for loan losses has changed due to a provision for loan losses of $729,000 for fiscal 2008, offset by $583,000 in charge-offs. The allowance for loan losses also reflects changes in the size of loan portfolio, which decreased by 4.4% for fiscal 2009 and increased by 6.2% fiscal 2008, respectively.

Fair Value Measurement for Financial Assets and Financial Liabilities. SFAS 157 establishes a three level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

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

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the Company’s intent to not sell the security and hold the security until the specified maturity or repricing date. In analyzing the issuer’s financial condition, management considers industry analysts’ reports, financial performance and projected target prices of investment analysts.

Intangible Asset Impairment. The Company has goodwill and core deposit intangible assets arising from a branch purchase. The goodwill is evaluated annually for impairment while the core deposit intangible is being amortized over seven years and also evaluated annually for impairment. Goodwill impairment was tested at May 31, 2009. A valuation analysis identified impairment, and as a result, the Company recorded an impairment charge of $3.9 million, which eliminated all goodwill at the Company. The goodwill impairment charge did not affect the Company’s regulatory capital or cash flow.

Deferred Tax Asset Valuation Allowance. We use the asset and liability method of accounting for income taxes as prescribed in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. Management determined during the fiscal year ended June 30, 2009 that a deferred tax asset valuation allowance was warranted for its mutual fund security based on the Company’s ability to generate future capital gains if necessary to offset capital losses. In addition, management determined that no deferred tax asset valuation allowance was warranted for its goodwill impairment write-down due to the expectation of taxable income going forward and the availability of tax planning strategies to generate future income to offset operating losses.

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

Aggressively attract core deposits

Core deposits (accounts other than certificates of deposit) comprised 53.4% of our total deposits at June 30, 2009. We value core deposits because they represent longer-term customer relationships and a lower cost of funding compared to certificates of deposit. We aggressively seek core deposits through competitive pricing and targeted advertising.

Continue to emphasize the origination of one- to four-family residential real estate loans

Our primary lending activity is the origination of residential mortgage loans secured by homes in our market area. We intend to continue emphasizing the origination of residential mortgage loans going forward. At June 30, 2009, 70.3% of our total loans were one- to four-family residential real estate loans. We believe that our emphasis on residential lending, which carries a lower credit risk, contributes to our high asset quality.

Pursue opportunities to increase multi-family and commercial real estate lending in our market area

Multi-family and commercial real estate loans provide us with the opportunity to earn more income because they tend to have higher interest rates than residential mortgage loans. Additionally, we offer adjustable-rate multi-family and commercial real estate loans. Adjustable-rate loans, which reprice periodically, help to offset the adverse effects of an increase in interest rates, which improves our interest rate risk management. Multi-family and commercial real estate loans increased $3.0 million for the year ended June 30, 2009 and comprised approximately 13.5% of total loans. There are many multi-family and commercial properties located in our market area, and we will continue to pursue these opportunities, while continuing to originate any such loans in accordance with what we believe are our conservative underwriting guidelines.

Continue to use conservative underwriting practices to maintain the high quality of our loan portfolio

We believe that high asset quality is a key to long-term financial success. We have sought to maintain a high level of asset quality and moderate credit risk by using underwriting standards which we believe are conservative. While our non-performing loans (loans that are 90 or more days delinquent) at June 30, 2009 decreased to 0.8% of our total loan portfolio and 0.6% of our total assets, the decrease was attributable to two residential construction loans totaling $2.2 million being removed from non-accrual status due to $1.8 million in payoffs and $426,000 in charge-offs. We intend to continue our efforts to originate multi-family and commercial real estate loans and our philosophy of managing large loan exposures through our conservative approach to lending.

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

Balance Sheet Analysis

Loans. Our primary lending activity is the origination of loans secured by real estate. We originate real estate loans secured by one- to four-family residential real estate, and to a much lesser extent, secured by multi-family and commercial real estate. At June 30, 2009, real estate loans totaled $110.0 million, or 89.2% of total loans, compared to $115.1 million, or 89.9%, of total loans at June 30, 2008.

The largest segment of our real estate loans is one- to four-family residential real estate loans. At June 30, 2009, one- to four-family residential real estate loans totaled $86.6 million, which represented 78.7% of real estate loans and 70.3% of total loans compared to $90.5 million at June 30, 2008, which represented 78.6% of real estate loans and 70.7% of total loans. One- to four-family residential real estate loans decreased $3.9 million, or 4.3%, for the year ended June 30, 2009 due to borrower payoffs from their refinancing with a competitor offering a lower rate, loan roll-off and a reduced demand for these loans.

Multi-family and commercial real estate loans totaled $16.6 million at June 30, 2009, which represented 15.1% of real estate loans and 13.5% of total loans, compared to $13.6 million at June 30, 2008, which represented 11.8% of real estate loans and 10.6% of total loans. Multi-family and commercial real estate loans increased $3.0 million, or 22.4%, for the year ended June 30, 2009 due to the continued emphasis of this type of lending.

We purchase and originate loans secured by mobile homes. Mobile home loans totaled $11.5 million at June 30, 2009, which represented 9.3% of total loans, compared to $11.8 million at June 30, 2008, which represented 9.2% of total loans. To mitigate our exposure to this type of lending, we have limited the amount of mobile home loans to 15% of our loan portfolio. Mobile home loans decreased in fiscal 2009 due to roll-off exceeding additional purchases from Forward National and Mainland Financial. A further discussion of our mobile home loans is contained in “Business—Lending Activities—Mobile Home Loans.”

We also originate construction loans secured by residential, multi-family and commercial real estate and loans to individuals to acquire land upon which they intend to build a residence. This portfolio totaled $6.8 million at June 30, 2009, which represented 5.5% of total loans, compared to $11.1 million at June 30, 2008, which represented 8.7% of total loans. Construction loans decreased $4.3 million, or 38.9%, for the year ended June 30, 2009 primarily due to management reducing exposure in this area, the completion of the construction period for some loans and resulting conversion to permanent loans, and the foreclosure of a $1.0 million construction loan resulting in a charge-off of $426,000.

We also originate a variety of consumer loans, including loans secured by passbook or certificate accounts. Consumer loans totaled $888,000 and represented 0.7% of total loans at June 30, 2009, compared to $824,000, or 0.7% of total loans, at June 30, 2008.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At June 30,
	2009		2008
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family (1)	$86,589	70.24%	$90,494	70.66%
Multi-family and commercial	16,614	13.48	13,572	10.60
Construction	6,797	5.51	11,125	8.68

Total real estate loans	110,000	89.23	115,191	89.94
Mobile home loans	11,471	9.31	11,810	9.22
Other consumer loans	888	0.72	824	0.65

Total consumer loans	12,359	10.03	12,634	9.87
Commercial	909	0.74	244	0.19

Total gross loans	123,268	100.00%	128,069	100.00%

Loans in process	(3,178)		(2,533)
Deferred loan costs, net	—		16
Allowance for loan losses	(855)		(709)

Total loans receivable, net	$119,235		$124,843

(1)	Includes second mortgage loans, home equity loans and home equity lines of credit.

The following table sets forth certain information at June 30, 2009 regarding the dollar amount of loans maturing during the periods indicated. The table does not include any estimate of prepayments, which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	One- to Four- Family	Multi- Family and commercial	Construction	Mobile Home	Other Consumer	Commercial	Total Loans
	(In thousands)
Amounts due in:
One year or less	$1,693	$344	$5,460	$6	$8	$750	$8,261
More than one year to five years	9,825	2,018	1,337	256	543	159	14,138
More than five years	75,071	14,252	—	11,209	337	—	100,869

Total amount due	$86,589	$16,614	$6,797	$11,471	$888	$909	$123,268

The following table sets forth the dollar amount of all loans at June 30, 2009 that are due after June 30, 2010 and have either fixed interest rates or floating or adjustable interest rates.

	Due After June 30, 2010
	Fixed-Rates	Floating or Adjustable-Rates	Total
	(In thousands)
One- to four-family	$73,919	$10,977	$84,896
Multi-family and commercial	6,552	9,718	16,270
Construction	1,337	—	1,337
Mobile home	11,465	—	11,465
Other consumer loans	880	—	880
Commercial	159	—	159

Total loans	$94,312	$20,695	$115,007

The following table shows loan activity during the periods indicated.

	Year Ended June 30,
	2009	2008
	(In thousands)
Total loans at beginning of period	$124,843	$116,051

Loans originated:
One- to four-family	9,376	10,795
Multi-family and commercial	5,634	2,936
Construction	3,975	3,048
Mobile home	263	545
Other consumer	290	311

Total loans originated	19,538	17,635
Loans and participations purchased	1,621	5,250
Deduct:
Principal loan repayments	22,858	13,049
Loans and participations sold	3,290	890
Transfer to foreclosed real estate/repossessed assets	619	42
Other	—	112

Net loan activity	(5,608)	8,792

Total loans at end of period	$119,235	$124,843

Securities. Our securities portfolio consists primarily of U.S. Treasury and U.S. government agency securities, mortgage-backed securities and a mutual fund that invests in adjustable-rate loans. Securities decreased approximately $4.8 million, or 26.0%, in the year ended June 30, 2009 primarily due to $9.0 million of U.S. government agency securities being called or maturing and $2.5 million principal collected on mortgage-backed securities offset by $7.0 million of U.S. government agency securities purchases. All of our mortgage-backed securities were issued by Ginnie Mae, Fannie Mae or Freddie Mac.

The following table sets forth the carrying amounts and fair values of our securities portfolio at the dates indicated.

	At June 30,
	2009		2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Held-to-maturity securities:
Obligations of the U.S. Treasury and U.S. Government agencies	$4,052	$4,079	$2,000	$2,013
Mortgage-backed securities	7,485	7,610	7,788	7,648

Total held-to-maturity securities	11,537	11,689	9,788	9,661
Available-for-sale securities:
Obligations of the U.S. Treasury and U.S. Government agencies	—	—	5,000	4,947
Marketable equity securities	—	—	2,547	2,547
Mortgage-backed securities	1,146	1,179	1,351	1,344

Total available-for-sale securities	1,146	1,179	8,898	8,838
Trading securities:
Marketable equity securities	1,076	1,076	—	—

Total trading securities	1,076	1,076	—	—

Total securities	$13,759	$13,944	$18,686	$18,499

At June 30, 2009, we had no investments that had an aggregate book value in excess of 10% of our equity at June 30, 2009. Management analyzed its exposure to U.S. federal agencies securities and mortgage-backed securities held and found no other-than-temporary impairment at June 30, 2009.

The following table sets forth the maturities and weighted average yields of securities at June 30, 2009. Weighted average yields are not presented on a tax-equivalent basis as the investment portfolio does not include any tax-exempt obligations.

	One Year or Less		More than One Year to Five Years		More than Five Years to Fifteen Years		More than Fifteen Years		Total
	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield
	(Dollars in thousands)
Held-to-maturity securities:
Obligations of the U.S. Treasury and U.S. Government agencies	$1,000	1.25%	$3,052	1.45%	$—	—%	$—	—%	$4,052	4.47%
Mortgage-backed securities	—	—	2,616	3.33	1,917	4.22	2,952	5.65	7,485	2.31

Total held-to-maturity securities	$1,000	1.25	$5,668	2.81	$1,917	4.22	$2,952	5.65	$11,537	3.71

Available-for-sale securities:
Mortgage-backed securities	$—	—%	$36	6.50%	$123	5.50%	$1,020	5.15%	$1,179	5.22%

Total available-for-sale securities	$—	—	$36	6.50	$123	5.50	$1,020	5.15	$1,179	5.22

Trading securities:
Marketable equity securities	$1,076	5.09%	$—	—%	$—	—%	$—	—%	$1,076	5.09%

Total trading securities	$1,076	5.09	$—	—	$—	—	$—	—	$1,076	5.09

Deposits. Our primary source of funds is our deposit accounts, which are comprised of demand deposits, savings accounts and time deposits. These deposits are provided primarily by individuals within our market area. We do not use brokered deposits as a source of funding. Deposits increased $584,000, or 0.4%, for the year ended June 30, 2009 primarily due to a $3.1 million increase in time deposits and a $150,000 increase in savings accounts, offset by a $2.6 million decrease in NOW and money market accounts. The Bank aggressively marketed time deposits early in fiscal year 2009 attracting new monies while also seeing movement from other deposit categories.

The following table sets forth the balances of our deposit products at the dates indicated.

	At June 30,
	2009	2008
	(In thousands)
Non-interest bearing accounts	$6,041	$6,040
NOW and money market accounts	50,896	53,520
Savings accounts	16,604	16,454
Certificates of deposit	64,075	61,018

Total	$137,616	$137,032

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of June 30, 2009. Jumbo certificates of deposit require minimum deposits of $100,000.

Maturity Period	Amount
(In thousands)
Three months or less	$7,316
Over three through six months	1,645
Over six through twelve months	4,798
Over twelve months	9,620

Total	$23,379

The following table sets forth time deposits classified by rates at the dates indicated.

	At June 30,
	2009	2008
	(In thousands)
1.00 - 1.99%	$4,511	$—
2.00 - 2.99%	11,804	6,019
3.00 - 3.99%	14,634	8,579
4.00 - 4.99%	18,247	29,662
5.00 - 5.99%	14,759	16,395
6.00 - 6.99%	120	363

Total	$64,075	$61,018

The following table sets forth the amount and maturities of time deposits at June 30, 2009.

	Amount Due					Total	Percent of Total Certificate Accounts
	One Year or Less	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years to Four Years	More Than Four Years
	(Dollars in thousands)
1.00 - 1.99%	$3,733	$778	$—	$—	$—	$4,511	7.04%
2.00 - 2.99%	10,690	855	120	14	125	11,804	18.42
3.00 - 3.99%	11,562	847	332	277	1,616	14,634	22.84
4.00 - 4.99%	11,693	3,485	924	1,030	1,115	18,247	28.48
5.00 - 5.99%	970	11,893	564	—	1,332	14,759	23.03
6.00 - 6.99%	100	20	—	—	—	120	0.19

Total	$38,748	$17,878	$1,940	$1,321	$4,188	$64,075	100.00%

The following table sets forth the deposit activity for the periods indicated.

	Year Ended June 30,
	2009	2008
	(In thousands)
Beginning balance	$137,032	$98,492
Decrease before branch acquisition and interest credited	(3,148)	(17,655)
Increase due to branch acquisition	—	51,521
Interest credited	3,732	4,674

Net increase in deposits	584	38,540

Ending balance	$137,616	$137,032

Borrowings. We use advances from the Federal Home Loan Bank to supplement our supply of lendable funds or to meet deposit withdrawal requirements. The following tables present certain information regarding our advances with the Federal Home Loan Bank during the periods and at the dates indicated.

	For the Years Ended June 30,
	2009	2008
	(Dollars in thousands)
Maximum amount of advances outstanding at any month end	$12,500	$16,000
Average advances outstanding	9,062	9,605
Weighted average rate paid on advances	7.00%	4.86%

	At June 30,
	2009	2008
	(Dollars in thousands)
Balance outstanding at end of year	$—	$7,500
Weighted average rate on advances at end of year	—%	4.68%

Results of Operations for the Years Ended June 30, 2009 and 2008

Overview.

			% Change
	2009	2008	2009/2008
	(Dollars in thousands)
Net loss	$(2,717)	$(330)	723.3%
Return on average assets	(1.70)%	(0.20)%	750.0%
Return on average equity	(20.09)%	(2.44)%	723.4%
Average equity to average assets	8.45%	8.15%	3.7%
Dividend payout ratio	(17.09)%	(142.86)%	(88.0)%

Net loss increased $2.4 million, or 723.3%, for fiscal 2009 due primarily to a $3.9 million goodwill impairment write-down, a $401,000 increase in the provision for loan losses and a $471,000 loss in securities trading, offset by a $1.7 million increase in benefit for income taxes.

Net Interest Income. Net interest income increased $420,000, or 11.3%, to $4.1 million for fiscal 2009. The increase in net interest income for fiscal 2009 was primarily attributable to a decrease in interest expense to lower interest rates. Our net interest margin increased from 2.48% for fiscal 2008 to 2.80% for fiscal 2009 and our interest rate spread increased from 2.13% for fiscal 2008 to 2.54% for fiscal 2009.

Total interest income decreased $355,000, or 4.0%, to $8.5 million for fiscal 2009, resulting from lower average balances and interest rates earned. During fiscal 2009, average interest-earning assets decreased by $2.3 million, or 1.6%, to $147.1 million, while the average yield decreased 15 basis points to 5.77%. The composition of interest-earning assets consists of loans, securities and interest-bearing deposits. Interest on loans increased $286,000, or 3.8%, to $7.8 million for fiscal 2009 due to an increase in the average balance, offset by a decrease in the average yield from 6.26% to 6.21%. During fiscal 2009, other interest income decreased $677,000, or 97.1%, due to a decrease in the average balance on federal funds and a decrease in the average yield on overnight federal funds from 4.11% to 0.29%. Interest on securities increased 5.9% due to an increase in the average balance, offset by a decrease in the average yield from 5.03% to 4.29%.

Total interest expense decreased $775,000 or 15.1%, to $4.4 million for fiscal 2009 primarily due to decreases in interest paid on deposits, offset by an increase in interest paid on borrowings. The average interest rate paid on deposits decreased 75 basis points to 2.95%. The interest paid on Federal Home Loan Bank advances increased due to an increase in the average rate paid from 4.86% to 7.00%, offset by a decrease in average balance of Federal Home Loan Bank advances from $9.6 million for fiscal 2008 to $9.1 million for fiscal 2009. The increase in the average rate paid was due to prepayment penalties in connection with the prepayment of higher-interest rate advances.

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

	Year Ended June 30,
	2009			2008
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (1)	$125,825	$7,819	6.21%	$120,324	$7,533	6.26%
Securities taxable	15,110	648	4.29	12,164	612	5.03
Interest-bearing deposits	563	4	0.71	537	23	4.28
Federal Funds	5,589	17	0.29	16,411	675	4.11

Total interest-earning assets	147,087	8,488	5.77	149,436	8,843	5.92
Non-interest-earning assets	13,039			16,792

Total assets	$160,126			$166,228

Interest-bearing liabilities:
Interest-bearing deposits:
Passbook accounts	$4,782	34	0.71%	$5,172	42	0.81%
Statement savings	11,057	167	1.51	12,210	268	2.19
Money market accounts	39,672	942	2.37	40,578	1,423	3.51
NOW accounts	8,424	37	0.44	8,079	47	0.58
Certificates of deposit	62,345	2,552	4.09	60,140	2,894	4.81

Total interest-bearing deposits	126,280	3,732	2.95	126,179	4,674	3.70
FHLB advances	9,062	634	7.00	9,605	467	4.86

Total interest-bearing liabilities	135,342	4,366	3.23	135,784	5,141	3.79

Non-interest-bearing deposits	6,766			5,518
Other non-interest-bearing liabilities	4,491			11,383

Total liabilities	146,599			152,685
Total stockholders’ equity	13,527			13,543

Total liabilities and stockholders’ equity	$160,126			$166,228

Net interest income		$4,122			$3,702

Interest rate spread (2)			2.54%			2.13%
Net interest margin (3)			2.80			2.48
Interest-earning assets as a percentage of interest-bearing liabilities		108.68%			110.05%

(1)	Amount is net of deferred loan origination costs, undisbursed proceeds of loans in process, allowance for loan losses and includes non-accrual loans.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

	2009 Compared to 2008
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)
Interest income:
Loans receivable	$342	$(56)	$286
Securities	135	(99)	36
Interest-earning deposits	1	(20)	(19)
Federal Funds	(273)	(385)	(658)

Total interest income	205	(560)	(355)
Interest expense:
Deposit:
Passbook accounts	(3)	(5)	(8)
Savings accounts	(23)	(78)	(101)
Money market accounts	(31)	(450)	(481)
NOW accounts	2	(12)	(10)
Certificates of deposit	103	(445)	(342)

Total deposits	48	(990)	(942)
Borrowings	(28)	195	167

Total interest expense	20	(795)	(775)

Net interest income	$185	$235	$420

Provision for Loan Losses.

The provision for loan losses increased $401,000, from $328,000 for fiscal 2008 to $729,000 for fiscal 2009. This was a result of increased charge-offs and classified loans.

An analysis of the changes in the allowance for loan losses, non-performing loans and classified loans is presented under “Risk Management—Analysis of Non-Performing and Classified Assets” and “Risk Management—Analysis and Determination of the Allowance for Loan Losses.”

Non-Interest Income. The following table shows the components of other income and the percentage changes from year to year.

	2009	2008	% Change
	(Dollars in thousands)
Service fees on deposits	$121	$119	1.7%
Service fees on loans	35	31	12.9
Income from investment in life insurance	76	76	—
Loss on securities trading	(471)	—	N/A
Loss on sale of securities available for sale	—	(19)	100.0
Termination of split-dollar life insurance policy	240	—	N/A
Other income	93	81	14.8

Total	$94	$288	(67.4)

Total non-interest income decreased $194,000 from $288,000 to $94,000 or 67.4% primarily due to a $471,000 loss on securities trading associated with a decline in the AMF Short Mortgage Mutual Fund offset by $240,000 in income from the termination of a split-dollar life insurance policy.

Non-Interest Expenses. The following table shows the components of non-interest expenses and the percentage changes from year to year.

	2009	2008	% Change
	(Dollars in thousands)
Compensation and related expenses	$2,225	$2,250	(1.1)%
Occupancy	267	257	3.9
Data processing	373	375	(0.5)
Telephone and postage	67	65	3.1
Advertising	110	115	(4.4)
Professional fees	277	213	30.0
Equipment	148	175	(15.4)
Impairment write-down of investment securities	—	274	(100.0)
Net amortization of intangible assets	110	112	(1.8)
Goodwill impairment	3,940	—	N/A
Repossessed assets expense	64	(12)	633.3
FDIC Insurance Premiums	235	19	1,136.8
Other	366	403	(9.2)

Total	$8,182	$4,246	92.7

Efficiency ratio (1)	194.1%	106.4%

(1)	Computed as non-interest expenses divided by the sum of net interest income and other income. If goodwill impairment for 2009 and impairment write-down of investment securities for 2008 were excluded, the efficiency ratio would be 100.6% and 99.6% for 2009 and 2008, respectively.

Total non-interest expenses increased $3.9 million from $4.3 million to $8.2 million or 92.7% primarily due to a $3.9 million goodwill impairment charge off recorded in connection with the acquisition of the Pasadena, Maryland branch office in August 2007. The increased non-interest expense also reflected increased FDIC insurance premiums due to the one-time special assessment and an increase in the overall assessment rate. Other expenses decreased due to management controlling costs and reductions in office supplies, check printing, bank charges and insurance expenses.

Income Taxes. The benefit for income taxes increased $1.7 million, or 678.7%, from a benefit of $254,000 for fiscal year 2008 to $2.0 million for fiscal year 2009 due primarily to the decrease in pre-tax income. The Company’s effective tax rate was (42.1)% for fiscal year 2009 compared to (43.5%) for fiscal year 2008.

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

Non-performing assets totaled $1.6 million, or 1.02% of total assets, at June 30, 2009, which was a decrease of $1.2 million, or 42.9%, from June 30, 2008. The decrease in non-performing assets was due primarily to a $2.6 million decrease in non-accruing construction loans offset by a $651,000 increase in non-accruing one- to four-family loans and a $500,000 increase in foreclosed real estate. The decrease in non-accruing construction loans was due to $2.2 million in pay-offs, $426,000 in charge-offs and a $405,000 loan becoming current.

In August 2008, the Bank refinanced one of the non-accruing construction loans present at June 30, 2008 by splitting the original loan amount between the two primary borrowers and making two loans. One borrower’s new loan was secured by two properties that were only 85% complete. This borrower provided additional properties for collateral so that there would be enough equity to finish the remaining 15% of the project. This project has been completed and the two properties are being rented providing cash flows for repayment of this loan. The other borrower’s new loan was secured by two completed properties that are being rented providing cash flows for repayment of this loan. This borrower is adding personal cash to help make the loan payments. Both of the refinanced loans were granted at the current market rates available and the same risk and compliance standards as other such loans available. At June 30, 2009, these loans were current and paying in accordance with the revised terms.

Non-accrual loans accounted for 41.2% of total non-performing assets at June 30, 2009.

The following table provides information with respect to our non-performing assets at the dates indicated.

	At June 30,
	2009	2008
	(Dollars in thousands)
Non-accruing loans:
Construction	$—	$2,623
One- to four-family	651	—
Other consumer	—	62

Total	651	2,685

Accruing loans past due 90 days or more	270	—
Troubled debt restructuring (1)	—	46
Foreclosed real estate	500	—
Other repossessed assets	161	41

Total non-performing assets	$1,582	$2,772

Total non-performing loans to total loans	0.55%	2.10%
Total non-performing loans to total assets	0.42	1.64
Total non-performing assets to total assets	1.02	1.69

(1)	As defined in Statement of Financial Accounting Standards No. 15.

Other than disclosed in the above table, there are no other loans at June 30, 2009 that management has serious doubts about the ability of the borrowers to comply with the present repayment terms.

Interest income that would have been recorded for the year ended June 30, 2009 had nonaccruing loans been current according to their original terms amounted to $45,000. The amount of interest related to these loans included in interest income was $23,000 for the year ended June 30, 2009.

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

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At June 30,
	2009	2008
	(In thousands)
Special mention assets	$2,853	$—
Substandard assets	1,776	2,603
Doubtful assets	—	—
Loss assets	—	—

Total classified assets	$4,629	$2,603

Total classified assets increased $2.0 million from $2.6 million to $4.6 million, or 76.9%, primarily due to negative changes in customer payment histories and deterioration of customers’ personal credit histories.

There were ten loans at June 30, 2009 with an aggregate balance of $1.8 million that are classified as substandard and are considered non-performing. There were four loans at June 30, 2008 with an aggregate balance of $2.6 million that were classified as substandard and were considered non-performing.

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At June 30,
	2009				2008
	60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)
Construction	—	$—	—	$—	2	$411	6	$2,623
One- to four-family residential	5	1,347	4	588	—	—	—	—
Mobile home	3	71	—	—	4	163	2	62
Other consumer	—	—	1	24	—	—	—	—

Total	8	$1,418	5	$612	6	$574	8	$2,685

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

At June 30, 2009, our allowance for loan losses represented 0.71% of total loans and 92.8% of non-performing loans. The allowance for loan losses increased to $855,000 at June 30, 2009 from $709,000 at June 30, 2008, due to a provision for loan losses of $729,000 and charge-offs of $583,000. The higher allowance reflects higher general loss factors being established in all loan categories except construction. A lower allowance for construction loans was required at June 30, 2009 due to $1.8 million in pay-offs of non-accruing construction loans and $426,000 in construction loan charge-offs during fiscal year 2009.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At June 30,
	2009			2008
	Amount	% of Allowance to Total Allowance	% of Loans in Each Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Each Category to Total Loans
	(Dollars in thousands)
One- to four-family	$283	33.1%	70.3%	$178	25.1%	70.7%
Multi-family and commercial	290	33.9	13.5	73	10.3	10.6
Construction	112	13.1	5.5	329	46.4	8.7
Mobile home	152	17.8	9.3	118	16.6	9.2
Other consumer	13	1.5	0.7	8	1.1	0.6
Commercial	5	0.6	0.7	3	0.5	0.2

Total allowance for loan losses	$855	100.0%	100.0%	$709	100.0%	100.0%

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

	Year Ended June 30,
	2009	2008
	(Dollars in thousands)
Allowance for loan losses, at beginning of year	$709	$402
Provision for loan losses	729	328

Charge-offs:
Construction	426	—
Non-residential	60	—
Mobile home	76	7
Other consumer	21	14

Total charge-offs	583	21

Recoveries:
Total recoveries	—	—

Net charge-offs	583	21

Allowance for loan losses, end of period	$855	$709

Allowance to non-performing loans	92.83%	26.40%
Allowance to total loans outstanding at end of period	0.71	0.57
Net charge-offs to average loans outstanding during the period	0.46	0.02

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

Net Portfolio Value Simulation Analysis. We use an interest rate sensitivity analysis prepared by the Office of Thrift Supervision to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or 50 basis point decrease in market interest rates. We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios. The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in our net portfolio value at June 30, 2009 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
300	$10,687	$(3,203)	(23)%	6.79%	(171	)bp
200	12,466	(1,424)	(10)	7.79	(71)
100	13,623	(267)	(2)	8.40	(10)
50	13,857	(33)	—	8.51	1
Static	13,890	—	—	8.50	—
(50)	13,856	(33)	—	8.46	(5)
(100)	13,739	(151)	(1)	8.37	(13)

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2009, cash and cash equivalents totaled $11.2 million. Additionally, at June 30, 2009, the Company had interest-bearing deposits of $124,000. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $1.2 million at June 30, 2009. In addition, at June 30, 2009, we had the ability to borrow an additional $40.0 million from the Federal Home Loan Bank of Atlanta. On that date, we had no outstanding borrowings.

At June 30, 2009, we had $471,000 in loan commitments outstanding. In addition to commitments to originate loans, we had $2.2 million in unused lines of credit and $1.0 million in undisbursed construction loans in process. Certificates of deposit due within one year of June 30, 2009 totaled $38.7 million, or 28.2% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and lines of credit. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2010. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

The following table presents our primary investing and financing activities during the periods indicated.

	Year Ended June 30,
	2009	2008
	(In thousands)
Investing activities:
Loan originations	$17,692	$17,635
Loan and participation purchases	1,621	5,250
New securities (sales) purchases	(3,000)	17,360
Loan participation sales	(3,290)	(890)
Financing activities:
Increase (decrease) in deposits	584	(8,402)
FHLB borrowings net	(7,500)	(6,000)

Capital Management. We have managed our capital to maintain strong protection for depositors and creditors. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2009, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision—Federal Savings Institution Regulation—Capital Requirements” and note 12 of the notes to the consolidated financial statements.

We also will manage our capital for maximum shareholder benefit. We may use capital management tools such as cash dividends and share repurchases.

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. A presentation of our outstanding loan commitments and unused lines of credit at June 30, 2009 and their effect on our liquidity is presented at note 3 of the notes to the consolidated financial statements included in this Form 10-K and under “—Risk Management—Liquidity Management.”

For the year ended June 30, 2009, we did not engage in any off-balance-sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Recent Accounting Pronouncements

See Note 1 to the notes to consolidated financial statements included in this Form 10-K for a discussion of recent accounting pronouncements.

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

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c)	Changes to Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

For information concerning the directors of the Company, the information contained under the section captioned “Items to be Voted on by Stockholders—Item 1—Election of Directors” in BV Financial’s Proxy Statement for the 2009 Annual Meeting of Stockholders (“Proxy Statement”) is incorporated by reference.

Executive Officers

The Board of Directors annually elects the executive officers of BV Financial, Bay-Vanguard, M.H.C. and Bay-Vanguard Federal, who serve at the Board’s discretion. Our executive officers are:

Name	Position

Edmund T. Leonard	Chairman and Chief Financial Officer of BV Financial, Bay-Vanguard, M.H.C. and Bay-Vanguard Federal

Carolyn M. Mroz	President and Chief Executive Officer of BV Financial, Bay-Vanguard, M.H.C. and Bay-Vanguard Federal

Daniel J. Gallagher, Jr.	Senior Vice President of Bay-Vanguard Federal

Jeffrey S. Collier	Senior Vice President of Bay-Vanguard Federal

Michele J. Kelly	Senior Vice President of Bay-Vanguard Federal

Below is information regarding our executive officers who are not also directors. Unless otherwise stated, the individual has held their current occupation for the last five years. The age indicated is as of June 30, 2009.

Michele J. Kelly is a senior vice president of Bay-Vanguard Federal. Ms. Kelly was vice president of Vanguard Federal Savings and Loan Association before its merger with Bay Federal Savings and Loan Association in April 1996. Age 62.

Jeffrey S. Collier is senior vice president of Bay-Vanguard Federal. Mr. Collier joined Bay-Vanguard Federal in February 2006. Mr. Collier was vice president of lending for seven years at Harford Bank before his employment by Bay-Vanguard Federal. Age 47.

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

The following table provides information as of June 30, 2009 for compensation plans under which equity securities may be issued.

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

Corporate Governance

Information regarding director independence is incorporated herein by reference to the section captioned “Corporate Governance and Board Matters—Director Independence.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section captioned “Audit-Related Matters—Audit and Other Fees” and “Audit-Related Matters—Pre-Approval of Services by the Independent Auditor” in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS

3.1	Charter of BV Financial, Inc.(1)

3.2	Bylaws of BV Financial, Inc.(1)

4.0	Specimen Stock Certificate of BV Financial, Inc.(1)

10.1	Amended and Restated Employment Agreement between Bay-Vanguard Federal Savings Bank and Edmund T. Leonard (2)

10.2	Amended and Restated Employment Agreement between BV Financial, Inc. and Edmund T. Leonard (2)

10.3	Amended and Restated Employment Agreement between Bay-Vanguard Federal Savings Bank and Carolyn M. Mroz (2)

10.4	Amended and Restated Employment Agreement between BV Financial, Inc. and Carolyn M. Mroz (2)

10.5	Amended and Restated Employment Agreement between Bay-Vanguard Federal Savings Bank and Daniel J. Gallagher, Jr. (2)

10.6	Form of Bay-Vanguard Federal Savings Bank Employee Stock Ownership Plan and Trust (1)

10.7	Form of ESOP Loan Commitment Letter and ESOP Loan Documents (1)

10.8	Amended and Restated Bay-Vanguard Federal Savings Bank Change in Control Severance Compensation Plan (2)

10.9	Bay-Vanguard Federal Savings Bank Employees’ Savings and Profit-Sharing Plan (1)

10.10	Form of Bay-Vanguard Federal Savings Bank Executive Supplemental Retirement Plan (1)

10.11	Amended and Restated Bay-Vanguard Federal Savings Bank Supplemental Executive Retirement Plan (2)

10.12	Form of Bay-Vanguard Federal Savings Bank Directors’ Supplemental Retirement Plan (1)

10.13	BV Financial, Inc. 2005 Equity Incentive Plan (3)

21.0	Subsidiaries of the Registrant

23.0	Consent of Beard Miller Company LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification

(1)	Incorporated herein by reference from the Exhibits to Form SB-2, Registration Statement and amendments thereto, initially filed on September 17, 2004, Registration No. 333-119083.
(2)	Incorporated herein by reference from the Exhibits to the Quarterly Report on Form 10-Q, filed on May 13, 2009.
(3)	Incorporated herein by reference from Appendix C of the Proxy Statement for the 2005 Annual Meeting of Stockholders, filed on October 4, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BV Financial, Inc.

Date: September 24, 2009	By:	/s/ Carolyn M. Mroz
Carolyn M. Mroz
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Carolyn M. Mroz Carolyn M. Mroz	President, Chief Executive Officer and Director (principal executive officer)	September 24, 2009

/s/ Edmund T. Leonard Edmund T. Leonard	Chairman of the Board and Chief Financial Officer (principal accounting and financial officer)	September 24, 2009

/s/ Michael J. Birmingham III Michael J. Birmingham III	Director	September 24, 2009

/s/ Frank W. Dingle Frank W. Dingle	Director	September 24, 2009

/s/ Daniel J. Gallagher, Jr. Daniel J. Gallagher, Jr.	Director	September 24, 2009

/s/ Robert R. Kern, Jr. Robert R. Kern, Jr.	Director	September 24, 2009

/s/ Brian K. McHale Brian K. McHale	Director	September 24, 2009

/s/ Anthony J. Narutowicz Anthony J. Narutowicz	Director	September 24, 2009

/s/ Jerry S. Sopher Jerry S. Sopher	Director	September 24, 2009

/s/ Catherine M. Staszak Catherine M. Staszak	Director	September 24, 2009

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

Management conducted an assessment of the effectiveness of BV Financial, Inc.’s internal control over financial reporting as of June 30, 2009, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that BV Financial, Inc.’s internal control over financial reporting as of June 30, 2009 is effective.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

BV Financial, Inc.

Baltimore, Maryland

We have audited the accompanying consolidated statements of financial condition of BV Financial, Inc. and subsidiaries as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2009. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BV Financial, Inc. and subsidiaries as of June 30, 2009 and 2008 and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

Beard Miller Company LLP

Baltimore, Maryland

September 18, 2009

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30,
	2009	2008
	(Dollars In Thousands Except Per Share Amounts)
ASSETS
Cash	$3,154	$1,753
Federal funds sold	8,086	6,529

Cash and Cash Equivalents	11,240	8,282

Interest bearing time deposits in other banks	124	580
Securities trading	1,076	—
Securities available for sale	1,179	8,838
Securities held to maturity, fair value 2009 $11,689; 2008 $9,661	11,537	9,788
Loans receivable, net of allowance for loan losses 2009 $855; 2008 $709	119,235	124,843
Foreclosed real estate and repossessed assets	661	42
Premises and equipment, net	3,083	3,117
Federal Home Loan Bank of Atlanta stock, at cost	631	654
Investment in life insurance	2,098	2,054
Accrued interest receivable	592	670
Goodwill	—	3,940
Other intangible assets, net	280	390
Deferred tax assets, net	2,372	—
Other assets	445	827

Total Assets	$154,553	$164,025

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Non-interest bearing deposits	$6,041	$6,040
Interest bearing deposits	131,575	130,992

Total Deposits	137,616	137,032
Federal Home Loan Bank advances	—	7,500
Official checks	883	657
Advance payments by borrowers for taxes and insurance	1,125	1,187
Other liabilities	1,280	1,304

Total Liabilities	140,904	147,680

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 9,000,000 shares authorized; 2,645,000 shares issued; 2,407,631 and 2,408,806 shares outstanding as of June 30, 2009 and June 30, 2008, respectively	26	26
Paid-in capital	11,117	11,123
Unearned employee stock ownership plan shares	(687)	(756)
Treasury stock, at cost; 237,369 shares and 236,194 shares as of June 30, 2009 and June 30, 2008, respectively	(2,068)	(2,140)
Retained earnings	5,241	8,129
Accumulated other comprehensive gain (loss)	20	(37)

Total Stockholders’ Equity	13,649	16,345

Total Liabilities and Stockholders’ Equity	$154,553	$164,025

See notes to consolidated financial statements.

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2009	2008
	(In Thousands Except Per Share Amounts)
INTEREST INCOME
Loans, including fees	$7,819	$7,533
Investment securities - taxable	648	612
Other	21	698

Total Interest Income	8,488	8,843

INTEREST EXPENSE
Deposits	3,732	4,674
Federal Home Loan Bank Advances	634	467

Total Interest Expense	4,366	5,141

Net Interest Income	4,122	3,702
PROVISION FOR LOAN LOSSES	729	328

Net Interest Income after Provision for Loan Losses	3,393	3,374

NON-INTEREST INCOME
Service fees on deposits	121	119
Service fees on loans	35	31
Income from investment in life insurance	76	76
Loss on securities trading	(471)	—
Loss on sale of securities available for sale	—	(19)
Termination of split-dollar life insurance liability	240	—
Other income	93	81

Total Non-Interest Income	94	288

NON-INTEREST EXPENSES
Compensation and related expenses	2,225	2,250
Occupancy	267	257
Data processing	373	375
Advertising	110	115
Professional fees	277	213
Equipment	148	175
Impairment write-down of investment securities	—	274
Amortization of intangible assets	110	112
Goodwill impairment	3,940	—
FDIC insurance premiums	235	19
Other	497	456

Total Non-Interest Expenses	8,182	4,246

Loss before Income Tax Benefit	(4,695)	(584)
BENEFIT FOR INCOME TAXES	(1,978)	(254)

Net Loss	$(2,717)	$(330)

Basic Loss Per Share	$(1.17)	$(0.14)

Diluted Loss Per Share	$(1.17)	$(0.14)

Dividends Declared Per Share	$0.20	$0.20

See notes to consolidated financial statements.

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended June 30, 2009 and 2008

	Common Stock	Paid-In Capital	Unearned Employee Stock Ownership Plan Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(Dollars in Thousands)
BALANCE - JUNE 30, 2007	$26	$11,083	$(825)	$(878)	$8,866	$(54)	$18,218

Adoption of EITF 06-4 split-dollar life insurance (see Note 1)	—	—	—	—	(221)	—	(221)
Comprehensive loss:
Net loss	—	—	—	—	(330)	—	(330)
Unrealized holding gains (net of tax of $11 and reclassification adjustment for securities losses recognized of $293)	—	—	—	—	—	17	17

Total Comprehensive Loss	—	—	—	—	—	—	(313)

Compensation expense under stock-based compensation plan	—	59	—	77	—	—	136
Compensation expense under Employee Stock Ownership Plan	—	(19)	69	—	—		50
Cash dividends declared	—	—	—	—	(186)	—	(186)
Purchase of treasury stock (175,981 shares)	—	—	—	(1,339)	—	—	(1,339)

BALANCE - JUNE 30, 2008	26	11,123	(756)	(2,140)	8,129	(37)	16,345

Comprehensive loss:
Net loss	—	—	—	—	(2,717)	—	(2,717)
Unrealized holding gains (net of tax of $38)	—	—	—	—	—	57	57

Total Comprehensive Loss	—	—	—	—	—	—	(2,660)

Compensation expense under stock-based compensation plan	—	35	—	77	—	—	112
Compensation expense under Employee Stock Ownership Plan	—	(41)	69	—	—		28
Cash dividends declared	—	—	—	—	(171)	—	(171)
Purchase of treasury stock (1,175 shares)	—	—	—	(5)	—	—	(5)

BALANCE - JUNE 30, 2009	$26	$11,117	$(687)	$(2,068)	$5,241	$20	$13,649

See notes to consolidated financial statements.

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2009	2008
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,717)	$(330)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net amortization of discounts and premiums	62	13
Provision for loan losses	729	328
Impairment write-down of investment securities	—	274
Loss on sale of securities available for sale	—	19
Net change in securities trading	1,471	—
Amortization of deferred loan fees/costs	(177)	(128)
Provision for depreciation	149	166
Amortization of intangible assets	110	112
Deferred tax benefit	(1,735)	(190)
Increase in cash surrender value of life insurance	(44)	(76)
Stock-based compensation expense	140	186
Termination of split-dollar life insurance liability	(240)	—
Goodwill impairment	3,940	—
Decrease (increase) in other assets	143	(604)
Increase in other liabilities	216	201

Net Cash Provided by (Used in) Operating Activities	2,047	(29)

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in interest bearing deposits in other banks	456	(381)
Purchases of securities available for sale	—	(6,138)
Purchases of securities held to maturity	(6,000)	(11,222)
Proceeds from maturities and calls of securities available for sale	5,000	—
Proceeds from maturities and calls of securities held to maturity	2,000	3,500
Proceeds from sale of securities available for sale	—	250
Principal collected on mortgage backed securities	2,392	663
Net decrease (increase) in loans	4,083	(9,034)
Purchase of premises and equipment	(115)	(879)
Purchase of Federal Home Loan Bank stock	(270)	(368)
Proceeds from the sale of Federal Home Loan Bank stock	293	562
Net cash received in branch acquisition	—	46,913

Net Cash Provided by Investing Activities	7,839	23,866

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in official checks	226	(1,122)
Net increase (decrease) in deposits	584	(12,313)
Increase (decrease) in advance payments by borrowers for taxes and insurance	(62)	48
Advances from Federal Home Loan Bank	8,500	7,500
Repayment of advances from Federal Home Loan Bank	(16,000)	(13,500)
Purchase of stock for treasury	(5)	(1,339)
Cash dividends paid	(171)	(186)

Net Cash Used in Financing Activities	(6,928)	(20,912)

Net Increase in Cash and Cash Equivalents	2,958	2,925
CASH AND CASH EQUIVALENTS - BEGINNING	8,282	5,357

CASH AND CASH EQUIVALENTS - ENDING	$11,240	$8,282

SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$4,366	$5,139

Income taxes paid	$138	$63

Net loans transferred to foreclosed real estate and repossessed assets	$619	$42

See notes to consolidated financial statements.

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

BV Financial, Inc. (the “Company”) was organized as a federally chartered corporation at the direction of Bay-Vanguard Federal Savings Bank (the “Bank” or “Bay-Vanguard Federal”) in January 2005 to become the mid-tier stock holding company for Bay-Vanguard Federal upon the completion of its reorganization into the mutual holding company form of organization. Pursuant to the Plan of Reorganization, the Bank converted to stock form with all of its stock owned by the Company and organized Bay-Vanguard, M.H.C. (the “M.H.C.”) as a federally chartered mutual holding company that owned 55% of the common stock of the Company. At June 30, 2009 and 2008 the M.H.C. owned 60.9% and 61.1%, respectively of the common stock of the Company. As part of the reorganization, the Company sold 1,190,250 shares of its common stock at a price of $10.00 per share to members of the Bank in a subscription offering raising approximately $11.0 million in net proceeds.

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

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Securities

The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which requires investments in securities to be classified in one of three categories: held to maturity, trading or available for sale. Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and are reported at amortized cost (including amortization of premium or accretion of discount). The Company does not regularly engage in security trading; however, beginning on July 1, 2008, the Company elected to account for the AMF Ultra Short Mortgage mutual fund it holds under SFAS 159 which meant the investment was reclassified as securities trading from available-for-sale and carried at fair value with future gains and losses reflected through earnings. During the year ended June 30, 2009, the Company recorded a $471,000 loss on securities trading in the income statement. Net unrealized gains and losses for debt securities classified as available-for-sale are required to be recognized as increases or decreases in other comprehensive income or loss, net of taxes, and excluded from the determination of net income. Realized gains and losses on sales of securities are determined using the specific identification method and are included in earnings. Premiums and discounts are recognized in interest income using the interest method over the terms of the securities.

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the Company does not intend to sell the security and will hold the security until the specified maturity or repricing date.

Federal law requires a member institution of the Federal Home Loan Bank System to hold stock of its district Federal Home Loan Bank (“FHLB”) according to a predetermined formula. This restricted stock is carried at cost. In December 2008, FHLB of Atlanta announced it would suspend the repurchase of excess capital stock from its members due to deterioration in its financial condition. As a result, the Bank may hold more FHLB stock than would have been previously required. Management evaluates the restricted stock for impairment in accordance with Statement of Position (SOP) 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others. Management’s determination of whether this investment is impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the bank as compared to the capital stock amount for the bank and the length of time this situation has persisted, (2) commitments by the bank to make payments required by law or regulation and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the bank. Management believes no impairment charge is necessary related to the FHLB restricted stock as of June 30, 2009.

The Bank held $631,000 of FHLB restricted stock at June 30, 2009. This stock is carried at a cost of $100 per share. During 2008, the FHLB announced that it would suspend paying dividends and repurchasing excess capital stock from its members due to deterioration in its financial condition. Due to concerns about the capital strength of the Atlanta FHLB and the entire FHLB system, there has been industry discussion about impairment issues on FHLB stock. However, due to the nature of the FHLB system and the heavy dependence of community banks on the FHLB, it is believed that any determination about the valuation of FHLB stock needs to be accomplished at the national level so that the entire community banking system is not disrupted. If FHLB stock were deemed to be impaired, the write-down for the Bank could be significant.

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Foreclosed Assets

Foreclosed real estate is composed of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure and is included in other assets. Foreclosed assets initially are recorded at fair value, net of estimated selling costs, at the date of foreclosure, establishing a new cost basis. Foreclosed assets totaled $661,000 and $42,000 at June 30, 2009 and 2008, respectively. If the fair value is less than the related loan balance at the time of acquisition, a charge against the allowance for loan losses is recorded. After foreclosure, valuations are periodically performed by management and the assets are carried at the lower of cost or fair value minus estimated costs to sell. Revenues and expenses from operations and changes in the valuation allowance are included in foreclosed real estate expense.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Investment in Life Insurance

Investment in life insurance is reflected at the net cash surrender value to the Company.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Intangible assets, consisting of core deposit intangibles, represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged on its own or in combination with a related contract, asset or liability. Core deposit intangibles are amortized on an accelerated basis over a 7-year period and goodwill is evaluated on an annual basis to determine impairment, if any. Any impairment of goodwill would be recorded against income in the period of impairment. Goodwill impairment was tested at May 31, 2009 at the Company or reporting unit level. A valuation analysis identified impairment, and as a result, the Company recorded an impairment charge of $3.9 million, which eliminated all goodwill at the Company. The goodwill impairment charge did not affect the Company’s regulatory capital or cash flow.

Statement of Cash Flows

Cash and cash equivalents in the statements of cash flows include cash and federal funds sold. Federal funds are generally purchased and sold for one-day periods.

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

Comprehensive Income (Loss)

Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains and losses be included in net income or loss. Although certain changes in assets and liabilities, such as unrealized gains and losses on securities available for sale, are reported as a separate component of the stockholders’ equity section of the statement of financial condition, such items, along with net income or loss, are components of comprehensive income or loss.

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the appropriate period. Unearned shares under the Bay-Vanguard Federal Savings Bank Employee Stock Ownership Plan (“ESOP”) are not included in outstanding shares. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding as adjusted for the dilutive effect of stock options and unvested stock awards based on the “treasury stock” method. As of June 30, 2009 and 2008, the Company had 21,265 and 29,733 shares of unvested restricted stock, respectively, and 111,456 and 111,456 shares of unexercised stock options, respectively, none of which were dilutive. Information related to the calculation of earnings (loss) per share is summarized as follows:

	Years Ended June 30,
	2009		2008
	Basic	Diluted	Basic	Diluted
	In Thousands, Except Per Share Data
Net loss	$(2,717)	$(2,717)	$(330)	$(330)

Weighted average common shares outstanding	2,313	2,313	2,370	2,370

Dilutive securities:
Restricted stock	—	—	—	—
Stock options	—	—	—	—

Adjusted weighted average shares	2,313	2,313	2,370	2,370

Per share amount	$(1.17)	$(1.17)	$(0.14)	$(0.14)

Stock Based Compensation

The Company accounts for stock based compensation in accordance with SFAS 123(R). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the required service period in the statement of operations at fair value.

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2009, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through September 18, 2009, the date these financial statements were issued. On September 17, 2009, the Company filed a Form 8-K with the Securities and Exchange Commission announcing that it plans to deregister its common stock and suspend its reporting obligations under the Securities Exchange Act of 1934 by filing a Form 15 with the Securities and Exchange Commission on September 25, 2009.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Company July 1, 2008. The Company has elected to account for the AMF Ultra Short Mortgage mutual fund it holds at fair value and there was no impairment recognized with this adoption as the investment had been written down to fair value at June 30, 2008. Losses, both realized and unrealized, were $471,000 for the year ended June 30, 2009 and are reflected in the Company’s net loss.

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

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Adoption is not expected to have a material impact on our financial position and results of operations.

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

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

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

In April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4). FASB Statement 157, Fair Value Measurements, defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly.

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

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The adoption of this standard did not have a material impact on our financial position or results of operations.

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

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

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 115-2 and FAS 124-2 must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. The adoption of this standard did not have a material impact on our financial position or results of operations.

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

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 107-1 and APB 28-1 must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The adoption of this standard did not have a material impact on our financial position or results of operations.

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In May 2009, the FASB issued FASB Statement No. 165, Subsequent Events, which establishes general standards of and accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This FASB was effective for interim and annual periods ending after June 15, 2009. The Company has complied with the requirements of FASB 165.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140. This statement prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, SFAS 166 amends Statement of Financial Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS 140, by removing the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities. It also modifies the financial-components approach used in SFAS 140. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the potential impact the new pronouncement will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). This statement amends FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51, or FIN 46(R), to require an enterprise to determine whether it’s variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. SFAS 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS 167 is effective for fiscal years beginning after November 15, 2009. We do not expect the adoption of this standard to have an impact on our financial position or results of operations.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. We do not expect the adoption of this standard to have an impact on our financial position or results of operations.

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SECURITIES

Securities at June 30, 2009 and 2008 consisted of the following:

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for Sale
Mortgage-backed securities	$1,146	$33	$—	$1,179

	June 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for Sale
Marketable equity securities	$2,547	$—	$—	$2,547
U.S. Government and federal agencies securities	5,000	—	53	4,947
Mortgage-backed securities	1,351	7	14	1,344

	$8,898	$7	$67	$8,838

Beginning on July 1, 2008, the Company elected to account for the AMF Ultra Short Mortgage mutual fund it holds under SFAS 159 which meant the investment was reclassified as securities trading from available for sale and carried at fair value with future gains and losses reflected through earnings. The AMF Ultra Short Mortgage mutual fund had balances of $1,076,000 and $2,547,000 at June 30, 2009 and 2008, respectively. Proceeds from trading securities sold during the year ended June 30, 2009 were $1,000,000 resulting in gross losses of $17,000. Additionally, net losses of $454,000 for adjustments to fair value on the Company’s AMF Ultra Short Mortgage mutual fund were recognized for the year ended June 30, 2009. Proceeds from marketable equity securities sold during the year ended June 30, 2008 were $250,000 resulting in gross losses of $19,000. Additionally, an impairment loss of $274,000 was recognized during the year ended June 30, 2008 on the Company’s AMF Ultra Short Mortgage mutual fund as it became evident that the impairment was not temporary.

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SECURITIES (CONTINUED)

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Held to Maturity
U.S. Government and federal agencies securities	$4,052	$27	$—	$4,079
Mortgage-backed securities	7,485	137	12	7,610

	$11,537	$164	$12	$11,689

	June 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Held to Maturity
U.S. Government and federal agencies securities	$2,000	$13	$—	$2,013
Mortgage-backed securities	7,788	6	146	7,648

	$9,788	$19	$146	$9,661

The amortized cost and fair value of securities as of June 30, 2009, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Maturing:
Due in one year or less	$—	$—	$1,000	$1,006
Due after one year through five years	—	—	3,052	3,073
Due after five years through ten years	—	—	—	—
Mortgage-backed securities	1,146	1,179	7,485	7,610

	$1,146	$1,179	$11,537	$11,689

All mortgage-backed securities are Freddie Mac, Fannie Mae or Ginnie Mae backed securities.

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SECURITIES (CONTINUED)

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

In analyzing the issuer’s financial condition, management considers industry analysts’ reports, financial performance, and projected target prices of investment analysts. During the year ended June 30, 2009, the Company did not identify any other-than-temporarily impaired assets. During the year ended June 30, 2008, the Company identified the AMF Ultra Short Mortgage mutual fund it holds as being an other-than-temporarily impaired asset and realized an impairment loss of $274,000 on these securities. SFAS No. 159 was effective for the Company July 1, 2008. The Company elected to account for the AMF Ultra Short Mortgage mutual fund it holds at fair value and recognized a trading securities loss of $471,000 during the year ended June 30, 2009.

Below is a schedule of securities with unrealized losses as of June 30, 2009 and 2008. These unrealized losses are the result of changes in market conditions and interest rates from those existing at the time of purchase of the securities and, as to mortgage-backed securities, actual and estimated prepayment speeds. These factors along with the fact the Company has both the intent and the ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value, substantiates, in management’s opinion, that these unrealized losses are considered temporary.

	At June 30, 2009
	Continuous Unrealized Losses for More Than 12 Months		Continuous Unrealized Losses for Less Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
U.S. Government and federal agencies securities:
AFS – no securities	$—	$—	$—	$—
Mortgage-backed securities:
HTM – one security	—	—	985	12
AFS – no securities	—	—	—	—

	$—	$—	$985	$12

	At June 30, 2008
	Continuous Unrealized Losses for More Than 12 Months		Continuous Unrealized Losses for Less Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
U.S. Government and federal agencies securities:
AFS – four securities	$—	$—	$4,946	$53
Mortgage-backed securities:
HTM – five securities	—	—	6,167	146
AFS – one security	—	—	981	14

	$—	$—	$12,094	$213

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LOANS RECEIVABLE

Loans receivable at June 30, 2009 and 2008 consisted of the following:

	2009	2008
	(In Thousands)
Real estate loans:
Secured by one-to-four family residences	$86,589	$90,494
Secured by other properties	16,614	13,572
Construction loans	6,797	11,125
Mobile home loans	11,471	11,810
Consumer loans	387	380
Share loans	501	444
Commercial loans	909	244

	123,268	128,069

Loans in process	(3,178)	(2,533)
Deferred loan origination costs, net	—	16
Allowance for loan losses	(855)	(709)

Total loans receivable – net	$119,235	$124,843

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LOANS RECEIVABLE (CONTINUED)

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

Substantially all of the Bank’s loans receivable are mortgage loans secured by residential, multi-family and commercial real estate properties located in the State of Maryland. Loans are extended only after evaluation by management of customers’ creditworthiness and other relevant factors on a case-by-case basis. The Bank generally does not lend more than 90% of the appraised value of a property and usually requires private mortgage insurance on residential mortgages with loan-to-value ratios in excess of 80%. In some instances, the Bank lent up to 90% of the appraised value of a property through a combination of first and second mortgages without requiring private mortgage insurance. The Bank originates and purchases mobile home loans to owner occupied borrowers up to a maximum of 90% of the value of the mobile home. In addition, the Bank generally obtains personal guarantees of repayment from borrowers and/or others for construction, commercial and multi-family residential loans and disburses the proceeds of construction and similar loans only as work progresses on the related projects.

The following is a summary of the allowance for loan losses for the years ended June 30, 2009 and 2008:

	2009	2008
	(In Thousands)
Balance at beginning of the year	$709	$402
Provision for loan losses	729	328
Loans charged-off	(583)	(21)
Recovery of loans charged-off	—	—

Balance at end of year	$855	$709

The Bank had two impaired loans as defined by SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” totaling $642,000 and allowances for loan losses relating to these impaired loans of $32,000 at June 30, 2009. The Bank had three impaired loans as defined by SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” totaling $2,582,000 and allowances for loan losses relating to these impaired loans of $286,000 at June 30, 2008. The average balance in the impaired loans totaled $321,000 and $1,084,000 for the years ended June 30, 2009 and 2008, respectively. The Bank did not recognize any interest income on impaired loans for the years ended June 30, 2009 and 2008.

Non-accrual loans totaled approximately $651,000 and $2.6 million at June 30, 2009 and 2008, respectively. The Bank had $270,000 and $-0- of loan balances past due 90 days or more and still accruing interest at June 30, 2009 or 2008, respectively.

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are limited to commitments to originate loans and unused lines of credit and involve to varying degrees elements of credit risk in excess of the amount recognized in the statement of financial position.

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LOANS RECEIVABLE (CONTINUED)

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

Financial Instruments Whose Contract Amounts Represent Credit Risk	Contract Amount at June 30,
	2009	2008
	(In Thousands)
Loan commitments	$471	$2,849
Unused lines of credit	2,158	2,313

Mortgage loan commitments of $210,000 not reflected in the accompanying consolidated financial statements at June 30, 2009 are for a fixed rate mortgage with interest rate of 5.50%. There were consumer loan commitments of $261,000 at June 30, 2009 with interest rates ranging from 11.90% to 14.50%. Mortgage loan commitments of $1.97 million not reflected in the accompanying consolidated financial statements at June 30, 2008 are for fixed rate mortgages with interest rates ranging from 5.25% to 7.50%. There were consumer loan commitments of $881,000 at June 30, 2008 with interest rates ranging from 8.90% to 12.25%. Loan commitments expire 60 days from the date of the commitment.

NOTE 4 – PREMISES AND EQUIPMENT

Premises and equipment at June 30, 2009 and 2008 are summarized by major classification as follows:

	2009	2008	Useful Life in Years
	(In Thousands)
Land	$1,055	$1,055	—
Buildings	1,588	1,585	15 – 40
Leasehold improvements	44	37	5 – 10
Furniture, fixtures, and equipment	890	861	3 – 10
Construction in progress	860	784

	4,437	4,322
Accumulated depreciation	(1,354)	(1,205)

	$3,083	$3,117

Depreciation expense for the years ended June 30, 2009 and 2008 was $149,000 and $166,000, respectively.

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – INVESTMENT IN FEDERAL HOME LOAN BANK OF ATLANTA STOCK

The Bank is required to maintain an investment in the stock of the Federal Home Loan Bank of Atlanta (the “FHLB”) in an amount equal to at least 0.20% of the Bank’s total assets plus 4.50% of its outstanding advances from the FHLB. Purchases and sales of stock are made directly with the FHLB at par value.

NOTE 6 – GOODWILL, OTHER INTANGIBLE ASSETS AND BRANCH ACQUISITION

On August 24, 2007, the Bank acquired a branch office in Pasadena, Maryland from Greater Atlantic Bank. The Bank paid a premium on the net liabilities, primarily on deposits of $51.5 million assumed at closing. The premium was comprised of goodwill totaling $3.9 million and identifiable intangibles (core deposit intangible) totaling $502,000. The goodwill is deductible for tax purposes.

The activity in goodwill and acquired intangible assets related to branch purchases is as follows:

	Year Ended June 30, 2009		Year Ended June 30, 2008
	Goodwill	Core Deposit Intangible	Goodwill	Core Deposit Intangible
	(In Thousands)
Gross carrying amount at beginning of year	$3,940	$390	$—	$—
Acquired during the year	—	—	3,940	502
Impairment	(3,940)	—	—	—
Amortization	—	(110)	—	(112)

Net carrying amount	$—	$280	$3,940	$390

Under the provisions of SFAS No. 142, goodwill is not amortized but will be subjected to an annual assessment for impairment. The acquired intangible assets, apart from goodwill, will be amortized over their remaining estimated lives and assessed annually for impairment. Goodwill impairment was tested at May 31, 2009 at the Company or reporting unit level. A valuation analysis identified impairment, and as a result, the Company recorded an impairment charge of $3.9 million, which eliminated all goodwill at the Company. The goodwill impairment charge did not affect the Company’s regulatory capital or cash flow.

At June 30, 2009, future estimated annual amortization expense is as follows (in thousands):

Year ending June 30:
2010	$92
2011	74
2012	56
2013	38
2014	20

Total	$280

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – DEPOSITS

Deposits are composed of the following:

	June 30,
	2009	2008
	(In Thousands)
Non-interest bearing accounts	$6,041	$6,040
NOW and money market accounts	50,896	53,520
Savings accounts	16,604	16,454
Certificates of deposit	64,075	61,018

	$137,616	$137,032

Interest expense on deposits for the years ended June 30, 2009 and 2008 is as follows:

	2009	2008
	(In Thousands)
NOW and money market accounts	$980	$1,469
Savings accounts	201	311
Certificates of deposit	2,551	2,894

	$3,732	$4,674

At June 30, 2009 and 2008, the Bank had outstanding $23.4 million and $18.9 million in certificates of deposit in excess of $100,000, respectively. Deposits in excess of $100,000 may not be insured by the FDIC. At June 30, 2009, the Bank had four certificates of deposits in excess of $250,000 outstanding. At June 30, 2008, the Bank had no certificates of deposit in excess of $250,000 outstanding. IRA deposits in excess of $250,000 may not be insured by the FDIC.

At June 30, 2009, scheduled maturities of certificates of deposit are as follows (in thousands):

Year ending June 30:
2010	$38,748
2011	17,878
2012	1,940
2013	1,321
2014	4,188

$64,075

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – BORROWINGS

At June 30, 2009 and 2008, the Bank has an agreement under a blanket floating lien with the FHLB providing the Bank a line of credit of $40.0 million. At June 30, 2009, the Bank had no outstanding advances. During the year ended June 30, 2009, the Bank prepaid $6.5 million in advances and incurred $279,000 in prepayment penalties. At June 30, 2008, the Bank had outstanding advances of $7.5 million at a weighted rate of 4.68% consisting of a $2.5 million principal reducing advance at a fixed rate of 4.64% scheduled to mature in August 2010 and a $5.0 million fixed rate advance at a fixed rate of 4.75% scheduled to mature in September 2010. The Bank is required to maintain as collateral for its FHLB advances qualified mortgage loans in an amount equal to 125% of the outstanding advances. Additionally at June 30, 2009, the Bank had a $2.0 million unsecured demand line of credit facility with M&T Bank which had no outstanding balance.

NOTE 9 – PROFIT SHARING AND DEFERRED COMPENSATION AGREEMENTS

The Bank has a profit-sharing plan and a 401(k) plan for all eligible employees. Contributions to the plans are discretionary by the Board of Directors. Expenses for the years ended June 30, 2009 and June 30, 2008 were $-0- and $-0- for the profit-sharing plan and $32,000 and $28,000 for the 401(k) plan, respectively.

Effective as of January 1, 2008, and in the place of prior deferred compensation agreements, the Bank entered into new supplemental executive retirement agreements with two of its executive officers. Under the agreements, each executive will receive a stated annual benefit in monthly installments for 15 years following his or her separation from service after attaining a normal retirement age of 65. If the executive voluntarily separates from service prior to reaching his or her normal retirement age, the executive will receive an unreduced lump sum of the accrued liability balance (i.e., the amount accrued to fund the future benefit expense under the agreement) within thirty days of the separation from service. If the executive separates from service involuntarily (i.e., if he or she is terminated other than for cause or terminates employment for good reason), the executive will receive an unreduced lump sum of the accrued liability balance with thirty days of the separation from service. Upon a change in control or the executive’s disability (as each term is defined in the agreements), the executive will receive a stated annual benefit in monthly installments for 15 years following the change in control and, in the case of a disability, commencing at the executive’s normal retirement age of 65. If the executive dies while actively employed, the executive’s beneficiary will receive an unreduced lump sum of the accrued liability balance within thirty days of the executive’s death. If the executive dies after monthly payments have commenced under the agreement, the executive’s beneficiary will receive the remaining installments in monthly payments in accordance with the schedule of payments due to the executive.

Effective as of January 1, 2008, and in the place of a prior supplemental retirement plan, each director of the Bank entered into a new supplemental director retirement agreement. Under the agreements, each director will receive a stated annual benefit in monthly installments for 10 years following his or separation from service after attaining a normal retirement age of 70. If the director voluntarily separates from service prior to reaching his or her normal retirement age, the director will receive an unreduced lump sum of the accrued liability balance (i.e., the amount accrued to fund the future benefit expense under the agreement) within thirty days of the separation from service. If the director separates from service involuntarily (i.e., if he or she is terminated other than for cause), the director will receive an unreduced lump sum of the accrued liability balance with thirty days of the separation from service. Upon a change in control, the director will receive a stated annual benefit in monthly installments for 10 years following the change in control. If the director dies while actively serving as a director, the director’s beneficiary will receive an unreduced lump sum of the accrued liability balance within thirty days of the director’s death. If the director dies after monthly payments have commenced under the agreement, the director’s beneficiary will receive the remaining installments in monthly payments in accordance with the schedule of payments due to the director.

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – PROFIT SHARING AND DEFERRED COMPENSATION AGREEMENTS (CONTINUED)

In connection with the new supplemental retirement agreements, the executives and directors revoked their split dollar life insurance agreements with the Bank.

The accrued liabilities for the aforementioned plans were $860,000 and $725,000 for the executive plans and $188,000 and $180,000 for the directors’ plans at June 30, 2009 and 2008, respectively. The Company recognized compensation expense related to these plans in the amount of $142,000 and $167,000 during the years ended June 30, 2009 and 2008, respectively. In addition the Company recognized a liability of $221,000 through beginning retained earnings related to the postretirement benefits covered by endorsement split-dollar life arrangements effective July 1, 2007 with the adoption of EITF 06-4. The Company reversed this entry and recognized $240,000 as income from termination of split-dollar life insurance liability during the year ended June 30, 2009. The Company recognized compensation expense related to the split-dollar benefit in the amount of $-0- and $30,000 for the years ended June 30, 2009 and 2008, respectively.

The Company recognized the increase in the cash surrender value of the insurance policies as income from investment in life insurance in the amount of $76,000 and $76,000 during the years ended June 30, 2009 and 2008, respectively.

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

At the same time as the reorganization and conversion, the Bank established the ESOP for its employees. On January 12, 2005, the ESOP acquired 103,684 shares of the Company’s common stock in the conversion with funds provided by a loan from the Company. Accordingly, $1,036,000 of common stock acquired by the ESOP was shown as a reduction of stockholders’ equity. The ESOP loan is being repaid principally from the Bank’s contributions to the ESOP in 15 equal annual installments through 2020 and bears interest at the rate of five and one quarter percent (5.25%). Shares are released to participants proportionately as the loan is repaid. The Bank will recognize compensation expense as shares are committed for release from collateral at their current market price. Dividends on allocated shares are recorded as a reduction of retained earnings and dividends on unallocated shares are recorded as a reduction of debt. The Company recognized $28,000 and $50,000 of compensation expense for the years ended June 30, 2009 and June 30, 2008, respectively. The ESOP holds the common stock in a trust for allocation among participating employees. 6,912 shares were allocated and 6,912 were released to participants during the year ended June 30, 2009. 3,169 shares were allocated and 6,912 were released to participants during the year ended June 30, 2008. The unearned ESOP shares totaled 69,124 at June 30, 2009. The fair value of the unearned shares at June 30, 2009 was $249,000.

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

NOTE 10 – COMMON STOCK AND EMPLOYEE STOCK OWNERSHIP PLAN (CONTINUED)

Vesting accelerates to 100% upon; (1) termination of the Plan or upon the permanent and complete discontinuance of contributions by the Bank, (2) termination of service on or after the participant’s normal or postponed retirement date, (3) a change in control, or (4) termination of service by reason of death or disability.

NOTE 11 – EQUITY INCENTIVE PLAN

On November 8, 2005, stockholders approved the BV Financial, Inc. 2005 Equity Compensation Plan that enabled the Company to grant up to 181,447 stock options and restricted stock awards to employees and directors. On November 14, 2005, the Company granted stock options covering 111,456 shares of common stock to certain employees and directors of the Company, of which 64,646 and 43,466 were exercisable at June 30, 2009 and June 30, 2008, respectively. The options were granted at the then fair market value of the stock of $8.94, vest over five years and expire ten years from the date of grant.

Stock options had no intrinsic value at June 30, 2009. The Company recognized $35,000 and $59,000 of expense relating to the granting of stock options during the years ended June 30, 2009 and 2008, respectively. There has been no activity in the stock options to date.

On November 14, 2005, the Company granted 44,577 shares of restricted stock to certain employees and directors of the Company. The Company purchased shares in the open market during 2006 to fund this plan. The awards vest over a five-year period and, therefore, the cost of such awards is accrued ratably over a five-year period as compensation expense. The Company recognized $77,000 and $77,000 of expense relating to the grant of shares of restricted stock during the years ended June 30, 2009 and 2008, respectively. Shares vesting were 8,468 and 8,468 for the years ended June 30, 2009 and 2008, respectively. Unvested shares were 12,797 at June 30, 2009.

As of June 30, 2009, there was $183,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan. The remaining cost is expected to be recognized over a weighted-average period of 1.4 years.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) and risk-weighted assets (as defined), and of Tier I capital (as defined) to adjusted total assets (as defined). Management believes, as of June 30, 2009 and 2008 that the Bank met all capital adequacy requirements to which it was subject.

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – REGULATORY MATTERS (CONTINUED)

As of June 30, 2009, the most recent notification from the Office of Thrift Supervision has categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There have been no conditions or events since that notification that management believes have changed the Bank’s category.

The following table presents the Bank’s capital position based on the financial statements:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of June 30, 2009:
Tangible (to adjusted total assets)	$10,597	6.94%	$≥2,291	1.5%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	10,597	11.45	N/A	N/A	$5,550	≥6.0%
Core (to adjusted total assets)	10,597	6.94	≥6,097	≥4.0	7,638	≥5.0
Total (to risk-weighted assets)	11,454	12.38	≥7,401	≥8.0	9,251	≥10.0

As of June 30, 2008:
Tangible (to adjusted total assets)	$8,869	5.55%	$≥2,397	1.5%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	8,869	9.62	N/A	N/A	$5,532	≥6.0%
Core (to adjusted total assets)	8,869	5.55	≥6,389	≥4.0	7,990	≥5.0
Total (to risk-weighted assets)	9,578	10.39	≥7,373	≥8.0	9,218	≥10.0

The following table provides a reconciliation of total stockholders’ equity per the consolidated financial statements to capital amounts reflected in the above table:

	2009	2008
	(In Thousands)
Total equity	$13,649	$16,345
Adjustments to regulatory capital:
Accumulated other comprehensive loss (gain)	(20)	37
Intangible assets (goodwill, core deposit intangible, software)	(294)	(4,359)
Equity of BV Financial, Inc.	(2,736)	(3,154)

Tangible, Tier 1 and Core Capital	10,599	8,869
Allowance for loan losses	855	709

Total Capital	$11,454	$9,578

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – REGULATORY MATTERS (CONTINUED)

The Bank was allowed a special bad debt deduction at various percentages of otherwise taxable income for various years through December 1, 1987. If the amounts which qualified as deductions for federal income tax purposes prior to December 31, 1987 are later used for purposes other than to absorb loan losses, including distributions in liquidations, they will be subject to federal and state income tax at the then current corporate rate. Retained earnings at June 30, 2009 and 2008 include $1,201,000, for which no provision for income tax has been provided. The unrecorded deferred income tax liability on the above amount was approximately $464,000.

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

The Board of Directors of Bay-Vanguard, M.H.C. determines whether Bay-Vanguard, M.H.C. will waive or receive dividends declared by the Company each time the Company declares a dividend, which is expected to be on a quarterly basis. Bay-Vanguard, M.H.C. may elect to receive dividends and utilize such funds to pay general corporate expenses. The Office of Thrift Supervision (the “OTS”) has indicated that (i) Bay-Vanguard, M.H.C. shall provide the OTS annually with written notice of its intent to waive its dividends prior to the proposed date of the dividend, and the OTS shall have the authority to approve or deny any dividend waiver request; and (ii) if a waiver is granted, dividends waived by Bay-Vanguard, M.H.C. will be excluded from the Company’s capital accounts for purposes of calculating dividend payments to minority shareholders. Through June 30, 2009, Bay-Vanguard, M.H.C. waived the right to receive its portion of the cash dividends paid which totaled $800,000 on a cumulative basis.

The Federal Reserve Board regulations require savings institutions to maintain non-interest earnings reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $44.4 million; a 10% reserve ratio is applied above $44.4 million. The first $10.3 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually. Bay-Vanguard Federal Savings Bank had no reserve requirement at June 30, 2009 and June 30, 2008.

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – INCOME TAXES

The income tax benefit consists of the following for the years ended June 30, 2009 and 2008:

	2009	2008
	(In Thousands)
Current benefit:
Federal	$(204)	$(44)
State	(39)	(20)

	(243)	(64)

Deferred benefit:
Federal	(1,354)	(138)
State	(381)	(52)

	(1,735)	(190)

	$(1,978)	$(254)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2009 and 2008 are presented below:

	2009	2008
	(In Thousands)
Deferred tax assets:
Deferred compensation	$413	$357
Allowance for loan losses	338	280
Unrealized losses on available for sale securities	—	23
Stock-based compensation	75	54
Core deposit intangible	62	31
Impairment loss on investment securities	301	115
Goodwill impairment	1,356	—
Other	58	54

Total Deferred Tax Assets	2,603	914

Deferred tax liabilities:
Federal Home Loan Bank of Atlanta stock dividends	19	19
Accrual basis books to cash basis tax return	29	31
Depreciation	74	74
Goodwill	—	95
Unrealized gains on available for sale securities	13	—

Total Deferred Tax Liabilities	135	219

Total Deferred Tax Assets	2,468	695

Valuation allowance	(96)	—

Total Deferred Tax Assets, Net of Valuation Allowance	$2,372	$695

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – INCOME TAXES (CONTINUED)

The amount computed by applying the statutory federal income tax rate to loss before income tax benefit is different than the taxes provided for the following reasons:

	Years Ended June 30,
	2009		2008
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
	(Dollars In Thousands)
Statutory federal income tax rate	$(1,596)	(34.0)%	$(198)	(34.0)%
State tax, net of federal income tax benefit	(387)	(8.3)	(49)	(8.3)
Non-deductible stock-based compensation	8	0.2	13	2.2
Income from investment in life insurance	(26)	(0.5)	(26)	(4.4)
Other	23	0.5	6	1.0

	$(1,978)	(42.1)%	$(254)	(43.5)%

Management determined during the fiscal year ended June 30, 2009 that a deferred tax asset valuation allowance was warranted for its mutual fund security based on the Company’s ability to generate future capital gains if necessary to offset capital losses. In addition, management determined that no deferred tax asset valuation was warranted for its goodwill impairment write-down due to the expectation of taxable income going forward and the availability of tax planning strategies to generate future income to offset operating losses.

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

Year Ended June 30, 2009
(In Thousands)
Balance, beginning	$1,128
Advances	—
Repayments	(70)

Balance, ending	$1,058

The Bank had leased one of its office buildings from a relative of an officer of the Bank. The Bank had executed a new lease on August 4, 2004 with an initial term of five years, with two five year renewal options. Rent expense for the year ended June 30, 2008 was $22,000. The annual rent was payable in equal monthly installments. The Bank entered into an agreement to purchase this office building and settlement occurred on June 24, 2008 with a purchase price of $750,000. The lease agreement terminated upon the purchase of the building. (The building is reflected in construction in progress for the years ended June 30, 2009 and June 30, 2008 as it is undergoing significant renovation).

Gallagher Evelius & Jones LLP, of which one of the Bank’s directors is a partner, has performed legal services for Bay-Vanguard Federal. Bay-Vanguard Federal paid a total of $60,000 and $60,000 in legal fees to Gallagher Evelius & Jones LLP for fiscal 2009 and fiscal 2008, respectively.

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At June 30, 2009, the total minimum rental commitment under this lease is outlined below (in thousands):

Year ending June 30:
2010	$65
2011	67
2012	69
2013	71
2014	12

Total	$284

Rent expense for the years ended June 30, 2009 and 2008 was $72,000 and $85,000, respectively, including the related party expense disclosed in Note 14.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Various legal claims arise from time to time in the normal course of business, which, in the opinion of management, will have no material effect on the Company’s consolidated financial position or results of operations.

NOTE 17 – DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157,” that permits a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company elected a one-year deferral and will begin adoption as of July 1, 2009.

In October 2008, the FASB issued FASB Staff Position (FSP) 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset is Not Active” (FSP 157-3), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 became effective immediately and applies to our June 30, 2009 financial statements. The application of the provisions of (FSP) 157-3 did not materially affect our results of operations or financial condition as of and for the year ended June 30, 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 was effective for the Company July 1, 2008. The Company elected to account for the AMF Ultra Short Mortgage Fund mutual fund it holds at fair value and recognized a trading loss of $471,000 during the year ended June 30, 2009. The Company made this election based on the availability of tax planning strategies to generate future capital gains if necessary to offset capital losses on the mutual fund. The fund pays monthly cash dividends which the Company records as interest income.

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

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

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

Assets measured at fair value on a recurring basis by level within the fair value hierarchy used at June 30, 2009 are as follows:

	June 30, 2009	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Other Unobservable Inputs
	(In thousands)
Securities trading	$1,076	$—	$1,076	$—
Securities available for sale	1,179		1,179

Total	$2,255	$—	$2,255	$—

The following valuation techniques were used to measure the fair value of assets in the table above on a recurring basis as of June 30, 2009.

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

Assets measured at fair value on a non recurring basis by level within the fair value hierarchy used at June 30, 2009 are as follows:

	June 30, 2009	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Other Unobservable Inputs
	(In thousands)
Impaired loans	$610	$—	$—	$610
Foreclosed real estate	500			500
Repossessed assets	161			161

Total	$1,303	$—	$—	$1,303

The following valuation techniques were used to measure the fair value of assets in the table above on a non recurring basis as of June 30, 2009.

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

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

Foreclosed real estate – Fair value of foreclosed real estate was based on the price paid by the Bank’s wholly-owned subsidiary Housing Recovery Corporation at auction for the property. This value was subsequently determined to be reasonable based upon an independent third party current industry standard appraisal based on the value of similar properties adjusted for factors including condition and location of property.

Repossessed Assets – Fair value of repossessed assets was based on the Company’s appraisal of the property. This value was determined from a current industry standard appraisal guide based on the value of similar properties adjusted for factors including condition and location of property.

The following methods and assumptions were used by the Company in estimating the fair values of financial instruments:

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

NOTE 17 – DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

Off-Balance Sheet Credit Related Instruments

Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair values of these instruments were not significant at June 30, 2009 or 2008.

The following table summarizes the carrying amounts and fair values of financial instruments at June 30, 2009 and 2008:

	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$11,240	$11,240	$8,282	$8,282
Interest bearing time deposits in other banks	124	124	580	580
Securities trading	1,076	1,076	—	—
Securities available for sale	1,179	1,179	8,838	8,838
Securities held to maturity	11,537	11,689	9,788	9,661
Loans receivable	119,235	128,499	124,843	127,001
Federal Home Loan Bank of Atlanta stock	631	631	654	654
Accrued interest receivable	592	592	670	670

Financial liabilities:
Deposits	137,616	138,507	137,032	137,561
Advances from Federal Home Loan Bank	—	—	7,500	7,633

Off-balance sheet commitments	—	—	—	—

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

Information as to the financial position of BV Financial, Inc. and its results of operations and cash flows as of and for the years ended June 30, 2009 and 2008 are summarized below.

	June 30,
	2009	2008
	(In Thousands)
Statements of Financial Condition
Assets
Cash	$1,945	$2,215
Employee stock ownership plan loan	754	810
Investment in subsidiary	10,911	13,191
Other assets	39	129

Total assets	$13,649	$16,345

Liabilities and Stockholders’ Equity
Other liabilities	$—	$—
Total stockholders’ equity	13,649	16,345

Total liabilities and stockholders’ equity	$13,649	$16,345

BV FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY) (CONTINUED)

	Years Ended June 30,
	2009	2008
	(In Thousands)
Statements of Operations
Interest income	$43	$45
Non-interest expense	(72)	(64)

Loss before income tax benefit	(29)	(19)
Income tax benefit	10	9

Loss before equity in net loss of subsidiary	(19)	(10)
Equity in net loss of subsidiary	(2,698)	(320)

Net loss	$(2,717)	$(330)

	Years Ended June 30,
	2009	2008
	(In Thousands)
Statements of Cash Flows
Net loss	$(2,717)	$(330)
Adjustments to reconcile net loss to net cash from operating activities:
Equity in net loss of subsidiary	2,698	320
Decrease (increase) in other assets	90	(108)
Decrease in other liabilities	—	(4)

Net cash provided by (used in) operating activities	71	(122)

Cash Flows from Investing Activities
Capital contributed to subsidiary	(221)	(20)
Principal collected on ESOP loan	56	54

Net cash provided by (used in) investing activities	(165)	34

Cash Flows from Financing Activities
Cash dividend paid, including dividends on unallocated ESOP shares	(171)	(186)
Treasury stock purchased	(5)	(1,339)

Net cash used in financing activities	(176)	(1,525)

Decrease in cash and cash equivalents	(270)	(1,613)
Cash and cash equivalents at beginning of period	2,215	3,828

Cash and cash equivalents at end of period	$1,945	$2,215