Form 10-Q
period 2023-03-31
BV Financial, Inc.
filed 2023-06-29
CIK 1302387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______to________

Commission File Number: 001-36094

BV FINANCIAL, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	14-1920944
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7114 North Point Road, Baltimore, MD, 21219

(Address of Principal Executive Offices) (Zip Code)

(410) 477-5000

(Registrant’s Telephone Number, Including Area Code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☒	Smaller Reporting Company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 29, 2023, the registrant had 7,430,575 shares of common stock outstanding.

EXPLANATORY NOTE

The unaudited financial statements and other financial information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and related notes, of BV Financial, Inc. (the "Company") as of and for each of the years ended December 31, 2022 and 2021, contained in the Company's definitive prospectus dated May 15, 2023, as filed with the Securities and Exchange Commission on May 23, 2023.

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(unaudited)	derived from audited financial statements
	(In thousands, except share amounts)
Assets
Cash	$8,238	$12,704
Interest-bearing deposits in other banks	56,369	55,948
Cash and cash equivalents	64,607	68,652
Equity Investment	211	221
Securities available for sale	36,103	33,034
Securities held to maturity (fair value of $9,565 and $9,660, ACL of $7 and $0)	10,395	10,461
Loans held for maturity	680,893	662,944
Allowance for Credit Losses	(8,095)	(3,813)
Net Loans	672,798	659,131
Foreclosed real estate	2,044	1,987
Premises and equipment, net	15,007	15,176
Federal Home Loan Bank of Atlanta stock, at cost	2,052	977
Investment in life insurance	19,335	19,983
Accrued interest receivable	2,767	2,952
Goodwill	14,420	14,420
Intangible assets, net	1,149	1,195
Deferred tax assets, net	9,219	9,113
Other assets	7,418	7,661
Total assets	$857,525	$844,963
Liabilities and Stockholders' Equity
Liabilities
Noninterest-bearing deposits	$151,667	$167,202
Interest-bearing deposits	515,322	517,416
Total deposits	666,989	684,618
Official checks
FHLB borrowings	37,500	12,000
Subordinated Debentures	37,092	37,039
Other liabilities	15,291	13,555
Total liabilities	756,872	747,212
Stockholders' equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding Common stock, $0.01 par value; 45,000,000 shares authorized 2023 and 2022; 7,424,595 shares issued and 7,424,595 shares outstanding as of March 31, 2023; 7,418,575 shares issued and 7,418,575 shares outstanding as of December 31, 2022	74	74
Paid-in capital	15,472	15,406
Retained earnings	87,180	84,612
Accumulated other comprehensive loss	(2,073)	(2,341)
Total stockholders' equity	100,653	97,751
Total liabilities and stockholders' equity	$857,525	$844,963

See notes to consolidated financial statements. 1

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share amounts)	Three Months Ended March 31,
Interest Income	2023	2022
Loans, including fees	$8,773	$7,202
Investment securities available for sale	266	136
Investment securities held to maturity	93	36
Other interest income	556	39
Total interest income	9,688	7,413
Interest Expense
Interest on deposits	665	367
Interest on FHLB borrowings	289	—
Interest on Subordinated debentures	534	503
Other interest expense	—	1
Total interest expense	1,488	871
Net interest income	8,200	6,542
Provision for credit losses	2	177
Net interest income after provision for credit losses	8,198	6,365
Noninterest Income
Service fees on deposits	94	113
Fees from debit cards	173	182
Income from investment in life insurance	318	93
Other income	222	1,100
Total noninterest income	807	1,488
Noninterest Expense
Compensation and related benefits	2,879	2,402
Occupancy	416	464
Data processing	349	365
Advertising	13	5
Professional fees	200	175
Equipment	105	112
Foreclosed real estate and repossessed assets holding costs	127	10
Amortization of intangible assets	46	45
FDIC insurance premiums	54	53
Other	511	727
Total noninterest expense	4,700	4,358
Net income before tax	4,305	3,495
Income tax expense	1,190	1,078
Net income	$3,115	$2,417
Basic earnings per share	$0.42	$0.33
Diluted earnings per share	$0.42	$0.33

See notes to consolidated financial statements. 2

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME/LOSS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Net income	$3,115	$2,417

Other comprehensive income (loss)
Unrealized gain (loss) on securities available for sale	369	(1,411)
Income tax relating to securities available for sale	(101)	388
Other comprehensive income (loss)	268	(1,023)

Total comprehensive income	$3,383	$1,394

See notes to consolidated financial statements. 3

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands)

(unaudited)

For the Three Months Ended March 31, 2023 and 2022

				Accumulated
				other
	Common	Paid-in	Retained	comprehensive
	stock	capital	earnings	income (loss)	Total
	(In thousands)
Balance, December 31, 2022	$74	$15,406	$84,612	$(2,341)	$97,751
Net Income	—	—	3,115	—	3,115
Shares Issued to M.H.C. for NASB Merger	—	—	—	—	—
Other comprehensive income
(net of tax of $101)	—	—	—	268	268
Stock Compensation	—	66	—	—	66
CECL ASU Transition	—	—	(547)	—	(547)

Balance, March 31, 2023	$74	$15,472	$87,180	$(2,073)	$100,653

				Accumulated
				other
	Common	Paid-in	Retained	comprehensive
	stock	capital	earnings	income (loss)	Total
	(In thousands)

Balance, December 31, 2021	$71	$9,383	$74,088	$(96)	$83,446
Net Income	—	—	2,417	—	2,417
Shares Issued to M.H.C. for NASB Merger	2	4,500	—	—	4,502
Other comprehensive loss
(net of tax of $388)	—	—	—	(1,023)	(1,023)
Stock Compensation	1	38	—	—	39

Balance, March 31, 2022	$74	$13,921	$76,505	$(1,119)	$89,381

See notes to consolidated financial statements. 4

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Cash flows from operating activities
Net income	$3,115	$2,417
Adjustments to reconcile net income to net cash provided by operating activities
Net accretion of discounts and premiums	(109)	(194)
Provision for credit losses	2	177
Gain on bargain purchase	—	(1,340)
Amortization of deferred loan fees/costs	(173)	(367)
Amortization of intangible assets	46	45
Amortization of debt issuance costs	39	39
Depreciation of premises and equipment	218	214
Deferred tax expense	—	147
Increase in cash surrender value of life insurance	(83)	(93)
Stock-based compensation expense	65	41
(Increase) decrease in accrued interest and other assets	431	(152)
Increase in other liabilities	56	906
Net cash provided by operating activities	3,607	1,840
Cash flows from investing activities
Proceeds from maturities and principal payments of investment securities available for sale	1,243	1,572
Purchases of investment securities available for sale	(4,002)	(2,990)
Proceeds from maturities and principal payments of investment securities held to maturity	58	173
Purchases of investment securities held to maturity	—	(2,904)
Net increase in loans	(14,213)	(13,306)
Purchase of premises and equipment	(49)	(63)
Proceeds from life insurance benefits	731	—
Proceeds from sale of Federal Home Loan Bank Stock	8	—
Purchase of Federal Home Loan Bank of Atlanta stock	(1,083)	(85)
Net cash received in acquisition	$—	8,521
Net cash used in investing activities	(17,307)	(9,082)
Cash flows provided by financing activities
Increase in official checks	400	4,839
Net decrease in deposits	(17,525)	(11,033)
Increase (decrease) in advance payments by borrowers for taxes and insurance	1,280	464
Advances from the Federal Home Loan Bank of Atlanta	25,500	—
Net cash provided by (used in) financing activities	9,655	(5,730)
Net (decrease) in cash and cash equivalents	(4,045)	(12,972)
Cash and cash equivalents at beginning of period	68,652	111,190
Cash and cash equivalents at end of period	$64,607	$98,218
Supplementary cash flows information
Interest paid	$1,488	$871
Income taxes paid	$1,190	$1,078
Supplementary noncash transactions
Net loans transferred to foreclosed real estate and repossessed assets	$—	$—

Impact of ASC 326 adoption	$547

See notes to consolidated financial statements. 5

BV FINANCIAL, INC. AND SUBSIDIARIES

Note 1 – Summary Of Significant Accounting Policies

Business

BV Financial, Inc. (the "Company") was organized as a federally chartered corporation in January 2005 to become the mid-tier stock holding company for Bay-Vanguard Federal Savings Bank, a federally chartered savings bank, upon the completion of its reorganization into the mutual holding company form of organization. Pursuant to the Plan of Reorganization, the Bank converted to stock form with all of its stock owned by the Company and organized Bay-Vanguard, M.H.C. (the "M.H.C.") as a federally chartered mutual holding company that owned 55% of the common stock of the Company. In August 2018, Bay-Vanguard Federal Savings Bank became a Maryland-chartered stock savings bank and changed its name to BayVanguard Bank (the "Bank"). In February 2019, each of the M.H.C. and the Company became a Maryland-chartered corporation. In February 2019, the Company issued 4,099,822 shares to the M.H.C. in connection with the acquisition of Kopernik Bank (“Kopernik”). In January 2022, the Company issued 251,004 shares to the M.H.C. in connection with the acquisition of North Arundel Savings Bank. At March 31, 2023 and December 31, 2022, the M.H.C. owned 86.21% and 86.28% of the common stock of the Company, respectively.

The Bank is headquartered in Baltimore, Maryland and is a community-oriented financial institution offering traditional financial services to its local communities. The Bank is engaged primarily in the business of attracting deposits from the general public and using such funds to originate one-to-four family real estate, construction, multi-family, commercial real estate, farm, marine loans, commercial and consumer loans.

The Bank's deposits are insured up to the applicable legal limits by the Federal Deposit Insurance Corporation's Deposit Insurance Fund. The Bank is a member of the Federal Home Loan Bank System.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and the Bank. All intercompany balances and transactions have been eliminated in consolidation.

Basis of Financial Statement Presentation and Significant Estimates

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for credit losses, goodwill and intangible asset impairment, and the valuation of deferred tax assets.

Significant Group Concentrations of Credit Risk

Most of the Company's activities are with customers located within the Baltimore metropolitan area and the Eastern Shore of Maryland. The Company does not have any significant concentrations to any one industry or customer.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, cash items in the process of clearing, and interest-bearing deposits with banks with original maturities of less than 90 days.

Securities

The Company classifies investment securities as held to maturity or available for sale. Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and are reported at amortized cost (including amortization of premiums or accretion of discounts). Net unrealized gains and losses for debt securities classified

BV FINANCIAL, INC. AND SUBSIDIARIES

as available for sale are recognized as increases or decreases in other comprehensive income or loss, net of taxes, and excluded from the determination of net income.

Equity securities are reported at fair value with unrealized gains and losses included in net gains/losses in noninterest income.

Realized gains and losses on sales of securities are determined using the specific identification method and are included in earnings. Premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Premiums and discounts on callable debt securities are amortized through the earliest call date.

When the fair value of an available-for-sale ("AFS") debt security has declined below its amortized cost basis, the Company is required to assess whether the decline is from a credit loss or other factor. For securities that are not guaranteed by the federal government, an analysis is performed on the individual issuer security using the latest available information to determine if the decline in fair value is attributable to a credit loss. If such determination is made, the Company would record an allowance for credit loss for the debt instrument. As of March 31, 2023, we have recognized no credit losses on AFS securities.

For held-to-maturity ("HTM") debt securities, an allowance will be recognized when lifetime credit losses are expected, in an amount that reflects the expected contractual credit losses, even when the risk of such loss is remote. Any security, either explicitly or implicitly guaranteed by the U.S. Government is excluded from this analysis. This includes U.S. Treasury securities, securities issued by agencies of the U.S. Government and mortgage-backed securities issued by GNMA, Fannie Mae and FHLMC. The allowance for credit losses ("ACL") for HTM securities is computed using bind global default rates tracked by S&P with a loss given default of 45%. Accrued interest receivable on the HTM debt securities excluded from this analysis totaled $12,000 at March 31, 2023.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank System to hold stock of its district Federal Home Loan Bank (the “FHLB") in an amount determined by both asset size and borrowings from the FHLB. Purchases and sales of stock are made directly with the FHLB at par value.

The Bank held $2.1 million and $977,000 of FHLB restricted stock at March 31, 2023 and December 31, 2022, respectively.

The restricted stock is carried at cost. Management evaluates whether this investment is impaired based on their assessment of the ultimate recoverability of the investment rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of the investment is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.

Loans Receivable

Loans receivable are stated at unpaid principal balances, adjusted for premiums and discounts on loans purchased, the undisbursed portion of loans in process, net deferred loan origination fees and costs, fair value adjustments on loans acquired in a merger, and the allowance for credit losses. Interest income is accrued on the unpaid principal balance. Loan origination fees and costs are deferred and recognized as an adjustment to the yield of the related loans. For purchased loans, the related premium or discount is recognized over the contractual life of the purchased loan and is included as part of interest income. The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income is reversed. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management's judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate

BV FINANCIAL, INC. AND SUBSIDIARIES

collectability of the total contractual principal and interest is no longer in doubt. Interest payments on impaired loans are recorded in the same manner as interest payments on nonaccrual loans.

All of the loans acquired in connection with business combinations on the Company's balance sheet were acquired prior to the adoption of ASC 320 on January 1, 2023. The accounting for these loans is described below.

Loans acquired in connection with business combinations are recorded at fair value with no carryover of any allowance for loan losses. Fair value of the loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest.

The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loan. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable discount. These purchased credit impaired (“PCI”) loans are accounted for under FASB’s Accounting Standards Codification (“ASC 310-30”, Loans and Debt Securities Acquired with Deteriorated Credit Quality. The non-accretable discount includes estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases in expected cash flows will require the Company to evaluate the need for an addition to the allowance for loan losses. Subsequent improvement in expected cash flows will result in the reversal of a corresponding amount of the non-accretable discount, which will then be reclassified as accretable discount to be recognized into interest income over the remaining life of the loan.

ASC 326 supersedes this guidance for PCI assets and replaces the concept with purchased credit deteriorated "PCD" designation. PCD assets are acquired assets that as of the date of the acquisition have experienced a more than insignificant deterioration in credit quality since origination.

Loans acquired through business combinations that do not meet the specific criteria of Accounting Standards Codification ("ASC") 310-30 are accounted for under ASC 310-20, Receivables - Nonrefundable Fees and Other Costs. These loans are initially recorded at fair value, and include premiums and discounts as acquisition accounting adjustments. These purchase premiums or discounts are subsequently amortized as an adjustment to yield over the estimated contractual lives of the loans. An allowance for credit losses is recorded for any credit deterioration in these loans subsequent to acquisition.

Acquired loans that meet the criteria for impairment or nonaccrual of interest prior to the acquisition may be considered performing upon acquisition, regardless of whether the borrower is contractually delinquent if the Company expects to fully collect the new carrying value (i.e., fair value) of the loans. At acquisition, these loans may have discounts to adjust the loans to fair value. These discounts are considered non-accretable until the loan is paid in full or until an improvement in expected cash flows is illustrated. As such, the Company may no longer consider the loan to be nonperforming and may accrue interest on these loans, including the impact of any accretable discount. In addition, charge-offs on such loans would be first applied to the non-accretable discount.

Allowance for Credit Losses

The ACL is an estimate of the expected credit losses for loans held for investment and for off-balance sheet exposures. ASC 326, "Financial Instruments-Credit Losses" requires an immediate recognition of the credit loss expected to occur over the lifetime of a financial asset whether originated or purchased. Charge-offs are recorded to the ACL when management believes the loan in uncollectible. Subsequent recoveries, if any, are credited to the ACL. Management believes the ACL is maintained in accordance with U.S. GAAP and is in compliance with appropriate regulatory guidelines.

The ACL includes quantitative estimates of losses for collectively and individually evaluated loans. The quantitative estimate for collectively evaluated loans is determined using the average charge-off method that utilizes historical losses for all Maryland banks with assets less than $1 billion beginning in March 2000. The investor commercial real estate portfolio utilizes the national loss history for banks with assets less than $1 billion over the same time period. Adjustments are made to the historical loss factors for economic conditions, portfolio concentrations, collateral values, the level and trend of delinquent and problem loans and internal changes in staffing, loan policies and monitoring of the portfolio. Loans are selected for individual evaluation primarily based on their payment status and whether or not the loan has been placed

BV FINANCIAL, INC. AND SUBSIDIARIES

on non-accrual. Loans on non-accrual status include all loans greater than 90 days delinquent and other loans that with weaknesses sufficient for management to place these loans on non-accrual status.

The ACL is measured on a collective basis when similar risk factors exist as determined by internal loan coding and assignment to a portfolio segment.

The Company utilizes reasonable and supportable forecasts of future economic conditions when estimating the ACL on loans. The model's calculation also uses an adjustment for a 12-month forecast period utilizing the most recent 12 month economic forecast from the Board of Governors of the Federal Reserve System for national gross domestic product ("GDP"). The model compares the average history of loss rates described above to the forecasted GDP to determine the value of the forward looking adjustment.

The establishment of the allowance for credit losses is significantly affected by management's judgment and uncertainties, and there is a likelihood that different amounts would be reported under different conditions or assumptions. The Federal Deposit Insurance Corporation (the "FDIC") and the Maryland Office of the Commissioner of Financial Regulation, as an integral part of their examination process, periodically review the allowance for credit losses for reasonableness.

The calculation of ACL excludes accrued interest receivable balances because these balances are reversed in a timely manner against previously recognized interest income when a loan is placed on non-accrual status.

Loan Commitments and Allowance for Credit Losses on Off-Balance Sheet Credit Exposure

The Company's off-balance sheet credit instruments primarily consist of unfunded commitments on existing loans. The Company records a reserve for unfunded commitments on off-balance sheet credit exposures through a charge to the provision for credit loss expense. The reserve is estimated by loan segment at each measurement date under the ASC-326 model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur, and is included in Other Liabilities on the Company's consolidated balance sheets.

In the ordinary course of business, the Company has entered into commitments to extend credit. Such financial instruments are recorded on the balance sheet when they are funded.

Mortgage Loans Held for Sale

Mortgages originated for sale are carried at the lower of aggregate cost or fair value of each outstanding loan. Sales of loans are recorded when the proceeds are received. Any gain or loss is recorded in noninterest income. There were no mortgage loans held for sale on March 31, 2023, or December 31, 2022.

The Company sells its mortgage loans on a best effort basis to third-party investors on a servicing released basis. Upon sale and delivery, loans are legally isolated from the Company and the Company has no ability to restrict or constrain the ability of third-party investors to pledge or exchange the mortgage loans. The Company does not have the entitlement or ability to repurchase the mortgage loans or unilaterally cause third party investors to put the mortgage loans back to the Company.

Foreclosed Real Estate and Repossessed Assets

Foreclosed real estate and repossessed assets are composed of property acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. If the fair value of the asset, net of estimated selling costs, is less than the related loan balance at the time of acquisition, a charge against the allowance for credit losses is recorded. After foreclosure, valuations are periodically performed by management and the assets are carried at the lower of cost or fair value less estimated costs to sell. Revenues and expenses from operations and changes in the valuation allowance are included in noninterest income and expenses.

BV FINANCIAL, INC. AND SUBSIDIARIES

Premises and Equipment

Land is stated at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed based on the straight-line method over the estimated useful lives of the respective assets. Expenditures for improvements are capitalized while costs for maintenance and repairs are expensed as incurred.

Leases

The Company determines if an arrangement is a lease at inception. All of the Company’s leases are currently classified as operating leases and are included in other assets and other liabilities on the Company’s Consolidated Balance Sheets. Periodic operating lease costs are recorded in occupancy expenses of premises on the Company's Consolidated Statements of Income.

Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease arrangements. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of the expected future lease payments over the remaining lease term. In determining the present value of future lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. The operating ROU assets are adjusted for any lease payments made at or before the lease commencement date, initial direct costs, any lease incentives received and, for acquired leases, any favorable or unfavorable fair value adjustments. The present value of the lease liability may include the impact of options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options provided in the lease terms. Lease expense is recognized on a straight-line basis over the expected lease term. Lease agreements that include lease and non-lease components, such as common area maintenance charges, are accounted for separately.

Investment in Life Insurance

Investment in life insurance is reflected at the net cash surrender value to the Company.

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill is evaluated for impairment at least annually. Any impairment of goodwill would be recorded against income in the period of impairment.

Intangible Assets

Intangible assets, consisting of core deposit intangibles, represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged on its own or in combination with a related contract, asset or liability. Core deposit intangibles are amortized on an accelerated basis over an estimated useful life. Any impairment of intangible assets would be recorded against income in the period of impairment.

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

Statements of Cash Flows

Cash and cash equivalents in the statements of cash flows include cash, federal funds sold and interest bearing deposits in other banks. Federal funds are generally purchased and sold for one-day periods.

BV FINANCIAL, INC. AND SUBSIDIARIES

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the appropriate period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding as adjusted for the dilutive effect of stock options based on the treasury stock method. As of March 31, 2023 and March 31, 2022, the Company had 36,350 and 36,350 shares, respectively, of unexercised stock options. Options with an exercise price greater than the average market price of the common shares are excluded from the calculation as their effect would be anti-dilutive.

Information related to the calculation of earnings per share is presented in Note 13.

Stock Based Compensation

The Company accounts for stock-based compensation under the fair value method of accounting. For stock options, the Company uses a Black-Scholes valuation model to measure stock-based compensation expense at the date of grant. Compensation expense related to stock-based awards is recognized over the period during which an individual is required to provide service in exchange for such award.

Revenue Recognition

Management is required by accounting pronouncements governing the recognition of revenue which require an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.

The Company records revenue from contracts with customers in accordance with ASC 606, “Revenue from Contracts with Customers.” Under ASC 606, the Company must identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the Company satisfies a performance obligation.

The Company’s primary sources of revenue are derived from interest and dividends earned on loans, investment securities, and other financial instruments that are not within the scope of ASC 606. The Company evaluated the nature of its contracts with customers and determined that further disaggregation of revenue from contracts with customers into more granular categories beyond what is presented in the Consolidated Statements of Income was not necessary. The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity.

Recently Adopted Accounting Standards

On January 1, 2023, the Company adopted Accounting Standards Updates (ASU) 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” ASC 326 requires entities to estimate an allowance for credit losses (ACL) on certain types of financial instruments measured at amortized cost using a current expected credit losses (CECL) methodology, replacing the previously-required incurred loss methodology. It also applies to unfunded commitments to extend credit, including loan commitments, standby letters of credit, and other similar instruments. The impairment model for held-to-maturity and available-for-sale debt securities was modified and ASC 326 also provided for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The amendments of ASC 326, upon adoption, were applied on a modified retrospective basis, by recording an

BV FINANCIAL, INC. AND SUBSIDIARIES

increase in the reported balance of loans and the allowance for credit losses on loans, an increase in the liability for credit losses on commitments to extend credit and reducing total equity of both the Company and the Bank. As a result of adopting ASC 326, the Company recorded a decrease to opening retained earnings, net of taxes, of $547,000. The gross up of the PCD loans and ACL upon adoption of ASC 326 was $3.8 million.

ASU Update 2022-02
On January 1, 2023, the Company adopted ASU 2022-02 –Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.
ASU 2022-02 eliminated the TDRs recognition and measurement guidance and, instead requires that an entity evaluate whether the modification represents a new loan or a continuation of an existing loan. The amendments enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. In addition, ASU Update 2022-02 requires that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases. The Company adopted ASU 2022-02 using a modified retrospective transition method for TDRs. The impact of adoption was immaterial. The disclosure amendments in the Update 2022-02 will be applied prospectively.

The following table shows the impact of the Company's adoption of ASC 326 on loans, the allowance for credit losses, and the Company's reserve for unfunded commitments.

	January 1, 2023
	As Reported Under	Pre-ASC 326
(dollars in thousands)	ASC 326	Adoption	Change
Total Loans, net of deferred fees & costs	$666,722	$662,944	$3,778
Allowance for credit losses-loans	(8,045)	(3,813)	(4,232)
Total loans, net	658,677	659,131	(454)

Liabilities: Reserve for Unfunded Commitments	$289	$5	$284

Reclassification

Certain prior period amounts have been reclassified to conform with the current period's presentation. Such reclassifications had no effect on net income or stockholders’ equity.

Note 2 - Merger

On January 1, 2022, North Arundel Savings Bank (“NASB”) was merged into BayVanguard Bank. At closing, NASB had $34.2 million in loans and $40.8 million in deposits. As part of this transaction, BV Financial, Inc. issued 251,004 shares to the M.H.C.

The assets acquired and liabilities assumed were accounted for under the acquisition method of accounting. The assets and liabilities were recorded at their fair values as of January 1, 2022 based on management’s best estimate using the information available as of the merger date. The application of the acquisition method of accounting resulted in the recognition of a bargain purchase gain of $1.3 million and a core deposit intangible of $85,000.

In 2022, the Company incurred merger related expenses of $1.6 million, which were recorded in the Consolidated Statements of Income. These costs were expensed as incurred.

BV FINANCIAL, INC. AND SUBSIDIARIES

A summary of the NASB transaction during the period ended December 31, 2022 follows:

ACQUISITION OF NORTH ARUNDEL SAVINGS BANK (NASB)

	As recorded
	by	Fair value		As recorded at
	NASB	adjustments		acquisition

Fair Value of Equity Acquired				$5,460

Cash & Cash Equivalents	$8,521	$—		8,521
Securities held to maturity	772	12	(a)	784
Securities available for sale	1,500	(36)	(a)	1,464
Loans Receivable	34,258	(85)	(b)	34,173
Allowance for Loan Loss	(236)	236	(c)	—
Premises and equipment	258	1,017	(d)	1,275
Core deposit intangible	—	85	(e)	85
Deferred Taxes	49	198	(f)	247
Other Assets	1,259	—		1,259
Total Assets Acquired	46,381	1,427		47,808

Liabilities assumed
Deposits	40,321	439	(g)	40,760
Advance payments by borrowers for taxes and insurance	121	—		121
Accrued Expenses and other liabilities	127	—		127
Total liabilities assumed	$40,569	$439		$41,008
Net assets acquired				6,800
Bargain purchase gain recorded at merger				$1,340

(a)
Represents the fair value adjustments to the investment securities at the acquisition date.
(b)
Represents the fair value adjustments on the net book value of loans, which includes an interest rate mark and credit mark adjustment, which will be amortized over the remaining life of the loans.
(c)
Represents the elimination of the NASB allowance for loan loss.
(d)
Represents the fair value adjustments to reflect fair value of land and buildings which will be amortized on a straight-line basis over the estimated useful lives of the assets.
(e)
Represents the intangible asset recorded to reflect the fair value of core deposits. The core deposit asset was recorded as an identified intangible asset and will be amortized on a straight-line basis over ten years.
(f)
Represents the deferred tax asset resulting from the fair value adjustments related to the acquired assets, liabilities assumed, identified intangibles recorded and for the net operating loss carry forward for NASB.
(g)
Represents fair value adjustments on time deposits, which will be treated as a reduction in interest expense.

The fair value of loans acquired from North Arundel Savings Bank was estimated using cash flow projections based on the remaining maturity and repricing terms. Cash flows were adjusted by estimating future credit losses and the rate of prepayments. Projected monthly cash flows were then discounted to present value using a risk-adjusted market rate for similar loans. There was no carryover of North Arundel Savings Bank's allowance for loan losses associated with the loans that were acquired. The core deposit intangible asset recognized is being amortized over its estimated useful life of approximately 10 years utilizing the straight-line method. The acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Accordingly, the Company recognizes amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair value.

There were no PCI loans acquired in this transaction.

The following table details the acquired loans as of January 1, 2022:

Contractually required principal at acquisition	$34,258
Contractual cash flows not expected to be collected (credit mark)	(394)
Expected cash flows at acquisition	33,864
Interest component of expected cash flows (accretable premium)	309
Fair value of acquired loans	$34,173

The NASB merger was a mutual transaction and no consideration was given.

BV FINANCIAL, INC. AND SUBSIDIARIES

Note 3 - Securities

Securities available for sale at March 31, 2023 and December 31, 2022 consisted of the following:

March 31, 2023	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Available for sale
Agencies	$4,002	$—	$6	$3,996
Corporate securities	2,219	—	259	1,960
Mortgage-backed securities	32,742	—	2,595	30,147
Total	$38,963	$—	$2,860	$36,103

December 31, 2022	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Available for sale
Corporate securities	$2,218	$—	$286	$1,932
Mortgage-backed securities	34,045	—	2,943	31,102
Total	$36,263	$—	$3,229	$33,034

The Company pledged securities with an amortized cost of $41.9 million and a fair value of $38.9 million at March 31, 2023 to secure deposits from municipalities. At December 31, 2022, the Company pledged securities with an amortized cost of $40.2 million and a fair value of $36.9 million to secure deposits from municipalities.

Securities held to maturity at March 31, 2023 and December 31, 2022 consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2023	Cost	Gains	Losses	Value
	(in thousands)
Held to maturity
Corporate securities (1)	$3,193	$—	$445	$2,748
Agencies	4,007	—	17	3,990
Mortgage-backed securities	3,195	3	371	2,827
Total	$10,395	$3	$833	$9,565

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2022	Cost	Gains	Losses	Value
	(in thousands)
Held to maturity
Corporate securities	$3,200	$—	$408	$2,792
Agencies	4,009	—	25	3,984
Mortgage-backed securities	3,252	3	371	2,884
Total	$10,461	$3	$804	$9,660

(1) Amount is net of CECL credit reserve of $7,000 at March 31, 2023.

BV FINANCIAL, INC. AND SUBSIDIARIES

The amortized cost and fair value of securities as of March 31, 2023 and December 31, 2022, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without prepayment penalties.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
March 31, 2023	cost	value	cost	value
	(In thousands)
Maturing
Due under one year	$7,039	$6,945	$—	$—
Due after one year through five years	7,362	7,029	4,038	4,019
Due after five years through ten years	8,320	7,894	3,821	3,333
Due after ten years	16,242	14,235	2,536	2,213
Total	$38,963	$36,103	$10,395	$9,565

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
December 31, 2022	cost	value	cost	value
	(In thousands)
Maturing
Due under one year	$509	$502	$—	$—
Due after one year through five years	9,986	9,477	4,042	4,015
Due after five years through ten years	9,160	8,631	3,840	3,383
Due after ten years	16,608	14,424	2,579	2,262
Total	$36,263	$33,034	$10,461	$9,660

All mortgage-backed securities are guaranteed by Freddie Mac, Fannie Mae or Ginnie Mae.

BV FINANCIAL, INC. AND SUBSIDIARIES

Investment securities with unrealized losses for continuous periods of less than 12 months and 12 months or longer are as follows:

	Less than 12 months		Over 12 months		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
March 31, 2023	losses	value	losses	value	losses	value
	(In thousands)
Available for sale
Corporate securities	$—	$—	$259	$1,211	$259	$1,211
Agency securities	6	3,995	—	—	6	3,995
Mortgage-backed securities	54	4,205	2,541	25,936	2,595	30,141
Total	$60	$8,200	$2,800	$27,147	$2,860	$35,347

Held to maturity
Corporate securities	$—	$—	$445	$2,755	$445	$2,755
Agency securities	17	3,990	—	—	17	3,990
Mortgage-backed securities	8	364	363	2,391	371	2,755
Total	$25	$4,354	$808	$5,146	$833	$9,500

	Less than 12 months		Over 12 months		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
December 31, 2022	losses	value	losses	value	losses	value
	(In thousands)
Available for sale
Corporate securities	$286	$1,182	$—	$—	$286	$1,182
Mortgage-backed securities	535	10,595	2,408	20,400	2,943	30,995
Total	$821	$11,777	$2,408	$20,400	$3,229	$32,177

Held to maturity
Corporate securities	$244	$1,706	$164	$1,086	$408	$2,792
Agency securities	25	3,984	—	—	25	3,984
Mortgage-backed securities	371	2,811	—	—	371	2,811
Total	$640	$8,501	$164	$1,086	$804	$9,587

All of the securities with unrealized losses in the portfolio have modest duration risk, low credit risk, and minimal unrealized losses when compared to total amortized cost. The unrealized losses on debt securities that exist are the result of market changes in interest rates since original purchase and are not related to credit concerns. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost bases, which may be at maturity for debt securities, the Company considers the unrealized losses to be temporary and therefore no impairment has been recorded during the respective periods of presentation.

We monitor the credit quality of HTM debt securities through both internal analysis performed on a quarterly basis and credit ratings when available. The following table reflects the credit ratings for the HTM debt securities at March 31, 2023.

	AAA	A-	BBB/BBB+	BBB-	Not Rated	Total

Corporate Securities	$—	$499	$1,496	$699	$499	$3,193
Securities issued by Agencies of the U.S. Government	4,007					4,007
Mortgage-backed securities issued by GSEs and GNMA	3,195	—	—	—	—	3,195
	$7,202	$499	$1,496	$699	$499	$10,395

BV FINANCIAL, INC. AND SUBSIDIARIES

The following table provides a breakdown of our HTM debt securities by year of origination at March 31, 2023.

	Prior	2018	2019	2020	2021	2022	Total
Corporate Securities	$—	$—	$—	$—	$2,445	$748	$3,193
Securities issued by Agencies of the U.S. Government						4,007	4,007
Mortgage-backed securities issued by GSEs and GNMA	1,184	—	—	—	179	1,832	3,195
	$1,184	$—	$—	$—	$2,624	$6,587	$10,395

The following table is a roll forward of our allowance for credit losses on HTM debt securities at March 31, 2023.

Beginning Balance	$—
Impact of adopting ASC 326	10
Provision for credit losses	(3)
Ending Balance	$7

BV FINANCIAL, INC. AND SUBSIDIARIES

Note 4 – Loans Receivable

Portfolio loans, net of deferred costs and fees, are summarized by type as follows at March 31, 2023 and December 31, 2022:

	Period Ended
	March 31, 2023		December 31, 2022
(Amounts in thousands)	Amount	Percent	Amount	Percent
Real estate
One to four family - owner occupied	$136,272	19.99%	$137,742	20.73%
One to four family - non owner occupied	113,724	16.69%	125,065	18.82%
Commercial owner occupied	95,635	14.03%	91,853	13.82%
Commercial investor	249,904	36.76%	226,854	34.14%
Construction and land	20,611	3.02%	17,937	2.70%
Farm loans	13,701	2.01%	13,823	2.08%
Total real estate loans	629,847	92.51%	613,274	92.29%

Marine loans	17,053	2.50%	15,791	2.38%
Other consumer	2,161	0.32%	2,361	0.36%
Guaranteed by U.S. Government	4,641	0.68%	4,933	0.74%
Commercial	27,191	3.99%	28,052	4.23%
Total consumer and commercial	51,046	7.49%	51,137	7.71%

Total loans	680,893	100.0%	664,411	100.0%
Less:
Deferred origination fees, net	—		(1,467)
Allowance for credit losses	(8,095)		(3,813)
Total consumer and commercial	$672,798		$659,131

Net deferred loan origination fees and costs at March 31, 2023 totaled $1.7 million.

In the normal course of banking business, risks related to specific loan categories are as follows:

Real Estate Loans – Real estate loans are typically made to consumers and businesses and are secured by real estate. Credit risk arises from the borrower’s continuing financial stability, which can be adversely impacted by the economy as well as borrower-specific occurrences. Also impacting credit risk would be a shortfall in the value of the real estate in relation to the outstanding loan balance in the event of a default or subsequent liquidation of the collateral.

Residential lending repayment is generally dependent on economic and market conditions in the Company's lending area. Commercial real estate, commercial and construction loan repayments are generally dependent on the operations of the related properties or the financial condition of its borrower or guarantor. Accordingly, repayment of such loans can be more susceptible to adverse conditions in the real estate market and the regional economy.

Marine Loans – Marine loans are typically made to consumers and are secured by marine-based collateral. Credit risk is similar to real estate loans above as it is subject to the borrower’s continuing financial stability and the value of the collateral securing the loan. Marine loans may entail greater risk than residential mortgage loans, as they are collateralized by assets that depreciate rapidly. Repossessed collateral for a defaulted loan may not provide an adequate source of repayment for the outstanding loan and a small remaining deficiency often does not warrant further substantial collection efforts against the borrower.

Other Consumer – Other consumer loans include installment loans and personal lines of credit which may be secured or unsecured. Credit risk is similar to real estate loans above as it is subject to the borrower’s continuing financial stability and the value of the collateral securing the loan, if any. Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and a small remaining deficiency often does not warrant further substantial collection efforts against the borrower.

Guaranteed by the U.S. Government – Loans guaranteed by the U.S. Government present similar risks as reflected in the other categories mentioned herein. However, the primary differentiating factor is that an explicit guarantee is provided by

BV FINANCIAL, INC. AND SUBSIDIARIES

the government therefore substantially mitigating any risk of loss in the event of credit deterioration. Guaranteed by the U.S. Government loans in the table above include $330,000 and $488,000 of Paycheck Protection Program ("PPP") loans at March 31, 2023 and December 31, 2022, respectively. The PPP loans are 100% guaranteed by the Small Business Administration ("SBA"). A substantial portion of these loans are expected to be forgiven by the SBA. Due to the guarantee from the federal government and nature of the PPP initiative, there is no allowance for credit losses recorded for PPP loans.

Commercial – Commercial loans are secured or unsecured loans for business purposes. Loans are typically secured by accounts receivable, inventory, equipment and/or other assets of the business. Credit risk arises from the successful operation of the business which may be affected by competition, rising interest rates, regulatory changes and adverse conditions in the local and regional economy.

BV FINANCIAL, INC. AND SUBSIDIARIES

Non-accrual loans as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023			December 31, 2022
	No	With an		No	With an
(Amounts in thousands)	Allowance	Allowance	Total	Allowance	Allowance	Total
Real estate
One to four family - owner occupied	$1,470	$—	$1,470	$1,371	$—	$1,371
One to four family - non owner occupied	508	—	508	585	—	585
Commercial owner occupied	823	—	823	2,167	—	2,167
Commercial investor	1,367	—	1,367	1,433	—	1,433
Construction and land	344	—	344	247	—	247
Farm loans	—	—	—	—	—	—
Total real estate loans	4,512	—	4,512	5,803	—	5,803

Marine loans	59	—	59	59	—	59
Other consumer	19	—	19	22	—	22
Guaranteed by U.S. Government	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Total consumer and commercial loans	78	—	78	81	—	81

Total nonaccrual loans	$4,590	$—	$4,590	$5,884	$—	$5,884

Non-accrual loans decreased $1.3 million from $5.9 million or 0.88% of total loans at December 31, 2022 to $4.6 million or 0.67% of total loans at March 31, 2023. Loans can be current but classified as non-accrual due to customer operating results or payment history. All interest accrued but not collected from loans that are placed on non-accrual or charged-off is reversed against interest income. In accordance with the Company’s policy, such interest income is recognized on a cash basis or cost-recovery method, until qualifying for return to accrual status.

The Company considers a loan to be past due or delinquent when the terms of the contractual obligation are not met by the borrower. An analysis of days past due loans as of March 31, 2023 follows:

	March 31, 2023
	30 - 59	60 - 89	90+
	Days	Days	Days	Total	Current	Total
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Real estate
One to four family - owner occupied	$2,008	$—	$690	$2,698	$133,574	$136,272
One to four family - non owner occupied	94	192	318	604	113,120	113,724
Commercial owner occupied	185	191	632	1,008	94,627	95,635
Commercial investor	1,845	—	—	1,845	248,059	249,904
Construction and land	51	—	257	308	20,303	20,611
Farm loans	—	—	—	—	13,701	13,701
Total real estate loans	4,183	383	1,897	6,463	623,384	629,847

Marine loans	—	—	58	58	16,995	17,053
Other consumer	56	—	—	56	2,105	2,161
Guaranteed by U.S. Government	—	—	—	—	4,641	4,641
Commercial	167	—	—	167	27,024	27,191
Total consumer and commercial loans	223	—	58	281	50,765	51,046

Total loans	$4,406	$383	$1,955	$6,744	$674,149	$680,893

BV FINANCIAL, INC. AND SUBSIDIARIES

An analysis of days past due loans as of December 31, 2022 follows:

	December 31, 2022
	30 - 59	60 - 89	90+
	Days	Days	Days	Total	Current	Total
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Real estate
One to four family - owner occupied	$2,311	$793	$896	$4,000	$133,742	$137,742
One to four family - non owner occupied	777	170	379	1,326	123,739	125,065
Commercial owner occupied	1,048	103	2,056	3,207	88,646	91,853
Commercial investor	310	—	1,433	1,743	225,111	226,854
Construction and land	—	43	160	203	17,734	17,937
Farm loans	—	—	—	—	13,823	13,823
Total real estate loans	4,446	1,109	4,924	10,479	602,795	613,274

Marine loans	—	—	59	59	15,732	15,791
Other consumer	65	—	—	65	2,296	2,361
Guaranteed by U.S. Government	—	—	—	—	4,933	4,933
Commercial	—	—	—	—	28,052	28,052
Total consumer and commercial loans	65	—	59	124	51,013	51,137

Total loans	$4,511	$1,109	$4,983	$10,603	$653,808	$664,411

Allowance for Credit Losses ("ACL")

The following tables detail activity in the ACL at and for the three months ended March 31, 2023 and the allowance for loan losses at and for the three months ended March 31, 2022. An allocation of the allowance to one category of loans does not prevent the Company from using that allowance to absorb losses in a different category.

Three Months Ended	March 31, 2023
(Amounts in thousands)	Beginning Balance	Impact of ASC 326 Adoption	Charge-offs	Recoveries	Provisions	Ending Balance
Real estate
One to four family - owner occupied	$344	$1,117	$—	$9	$—	$1,470
One to four family - non owner occupied	562	356	—	21	—	939
Commercial owner occupied	366	78	—	—	—	444
Commercial investor	2,272	1,506	—	—	13	3,791
Construction and land	93	496	—	5	—	594
Farm loans	17	135	—	—	—	152
Total real estate loans	3,654	3,688	—	35	13	7,390

Marine and other consumer loans	68	336	(1)	3	—	406
Guaranteed by U.S. Government	—	—	—	—	—	—
Commercial	91	208	—	—	—	299
Total consumer and commercial	159	544	(1)	3	—	705

Total loans	$3,813	$4,232	$(1)	$38	$13	$8,095

Provision for Credit Losses - loans	$13
Reduction in allowance for securities - HTM	(3)
Reduction in allowance for credit losses - unfunded commitments	(8)
Provision for credit losses per the consolidated statement of income	$2

BV FINANCIAL, INC. AND SUBSIDIARIES

Three Months Ended	March 31, 2022
(Amounts in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Real estate
One to four family - owner occupied	$259	$(7)	$26	$(37)	$241
One to four family - non owner occupied	695	—	18	(54)	659
Commercial owner occupied	280	—	—	(55)	225
Commercial investor	1,225	—	—	327	1,552
Construction and land	93	—	5	(12)	86
Farm loans	2	—	—	—	2
Total real estate loans	2,554	(7)	49	169	2,765

Marine loans	47	—	—	9	56
Other consumer	20	(2)	4	(4)	18
Guaranteed by U.S. Government	—	—	—	—	—
Commercial	45	—	—	3	48
Total consumer and commercial	112	(2)	4	8	122

Total loans	$2,666	$(9)	$53	$177	$2,887

BV FINANCIAL, INC. AND SUBSIDIARIES

Term Loans by Origination Year

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at March 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
One to four family - owner occupied
Pass	$374	$6,968	$14,919	$10,677	$10,636	$80,375	$11,561	$135,510
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	167	—	21	528	46	762
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One to four family - owner occupied	$374	$6,968	$15,086	$10,677	$10,657	$80,903	$11,607	$136,272

One to four family - non owner occupied
Pass	$8,408	$31,495	$23,902	$11,881	$8,830	$26,614	$—	$111,130
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	2,594	—	2,594
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One to four family - non owner occupied	$8,408	$31,495	$23,902	$11,881	$8,830	$29,208	$—	$113,724

Commercial owner occupied
Pass	$6,381	$17,580	$17,133	$6,214	$5,512	$36,381	$—	$89,201
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	970	1,528	3,936	—	6,434
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial owner occupied	$6,381	$17,580	$17,133	$7,184	$7,040	$40,317	$—	$95,635

Commercial investor
Pass	$14,246	$96,135	$74,515	$24,009	$10,358	$24,435	$—	$243,698
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	6,206	—	6,206
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial investor	$14,246	$96,135	$74,515	$24,009	$10,358	$30,641	$—	$249,904

Construction and land
Pass	$1,424	$11,638	$3,357	$1,233	$60	$818	$—	$18,530
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	1,601	160	320	—	2,081
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Construction and land	$1,424	$11,638	$3,357	$2,834	$220	$1,138	$—	$20,611

Farm loans
Pass	$—	$4,333	$457	$266	$2,735	$5,910	$—	$13,701
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Farm loans	$—	$4,333	$457	$266	$2,735	$5,910	$—	$13,701

Marine loans
Pass	$1,516	$2,458	$7,085	$2,004	$219	$3,711	$—	$16,993
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	60	—	60
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Marine loans	$1,516	$2,458	$7,085	$2,004	$219	$3,771	$—	$17,053

Other consumer
Pass	$151	$214	$195	$66	$210	$1,307	$—	$2,143
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	18	—	18
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Other consumer	$151	$214	$195	$66	$210	$1,325	$—	$2,161

Guaranteed by U.S. Government
Pass	$—	$-	$293	$28	$499	$3,821	$—	$4,641
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Guaranteed by U.S. Government	$—	$—	$293	$28	$499	$3,821	$—	$4,641

Commercial
Pass	$463	$9,774	$5,891	$5,148	$1,155	$4,036	$—	$26,467
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	724	—	724
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial	$463	$9,774	$5,891	$5,148	$1,155	$4,760	$—	$27,191

BV FINANCIAL, INC. AND SUBSIDIARIES

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at March 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Total Loans
Pass	$32,963	$180,595	$147,747	$61,526	$40,214	$187,408	$11,561	$662,014
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	167	2,571	1,709	14,386	46	18,879
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total loans	$32,963	$180,595	$147,914	$64,097	$41,923	$201,794	$11,607	$680,893

Term Loans by Origination Year

(Amounts in thousands)	Term Loans by Origination Year
Balance at December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving	Total
One to four family - owner occupied
Pass	$7,009	$14,907	$10,742	$10,708	$8,285	$73,585	$11,674	$136,910
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	783	49	832
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One to four family - owner occupied	$7,009	$14,907	$10,742	$10,708	$8,285	$74,368	$11,723	$137,742

One to four family - non owner occupied
Pass	$45,369	$27,088	$12,325	$7,337	$5,224	$23,369	$—	$120,712
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	1,598	853	1,902	—	4,353
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One to four family - non owner occupied	$45,369	$27,088	$12,325	$8,935	$6,077	$25,271	$—	$125,065

Commercial owner occupied
Pass	$17,678	$17,244	$6,299	$5,590	$11,502	$25,610	$—	$83,923
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	979	1,534	936	4,481	—	7,930
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial owner occupied	$17,678	$17,244	$7,278	$7,124	$12,438	$30,091	$—	$91,853

Commercial investor
Pass	$83,975	$74,933	$24,133	$11,369	$3,500	$22,186	$—	$220,096
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	4,836	1,922	—	6,758
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial investor	$83,975	$74,933	$24,133	$11,369	$8,336	$24,108	$—	$226,854

Construction and land
Pass	$10,135	$3,338	$1,376	$77	$—	$986	$—	$15,912
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	1,598	160	—	267	—	2,025
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Construction and land	$10,135	$3,338	$2,974	$237	$—	$1,253	$—	$17,937

Farm loans
Pass	$4,165	$657	$266	$2,752	$455	$5,528	$—	$13,823
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Farm loans	$4,165	$657	$266	$2,752	$455	$5,528	$—	$13,823

Marine loans
Pass	$2,486	$7,413	$2,028	$223	$1,145	$2,437	$—	$15,732
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	59	—	59
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Marine loans	$2,486	$7,413	$2,028	$223	$1,145	$2,496	$—	$15,791

Other consumer
Pass	$495	$212	$78	$216	$9	$1,329	$—	$2,339
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	22	—	22
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Other consumer	$495	$212	$78	$216	$9	$1,351	$—	$2,361

Guaranteed by U.S. Government
Pass	$—	$304	$175	$525	$840	$3,089	$—	$4,933
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Guaranteed by U.S. Government	$—	$304	$175	$525	$840	$3,089	$—	$4,933

Commercial
Pass	$10,301	$6,885	$5,116	$1,225	$1,798	$2,282	$—	$27,607
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	445	—	445

BV FINANCIAL, INC. AND SUBSIDIARIES

Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial	$10,301	$6,885	$5,116	$1,225	$1,798	$2,727	$—	$28,052

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving	Total
Total Loans
Pass	$181,613	$152,981	$62,538	$40,022	$32,758	$160,401	$11,674	$641,987
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	2,577	3,292	6,625	9,881	49	22,424
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total loans	$181,613	$152,981	$65,115	$43,314	$39,383	$170,282	$11,723	$664,411

Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss allowance is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention” by our management.

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances in an amount deemed prudent by management to cover probable accrued losses. General allowances represent loss allowances which have been established to cover probable accrued losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, such that additional general or specific loss allowances may be required.

In connection with the filing of our periodic reports with the FDIC and in accordance with our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations.

Through our loan evaluation process, we have identified certain loans for which the primary source of loan repayment may no longer be a viable option. The Company is dependent on the liquidation of the collateral to provide funds for repayment of the loan. The following table shows the loans determined by management to be collateral dependent.

(Amounts in thousands)	Real Estate	Business\Other Assets
One to four family - owner occupied	$2,286	$—
One to four family - non-owner occupied	508	—
Commercial owner occupied real estate	823	—
Commercial investor real estate	1,367	—
Construction and land	344	—
Marine and other consumer	—	78
Total	$5,328	$78

Prior to the adoption of ASC 326, an impaired loan generally was one for which it was probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan. Loans were individually evaluated for impairment. When the Company classified a problem loan as impaired, it recorded an impairment for that portion of the asset that was deemed uncollectible, based on the present value of the expected future cash flows

BV FINANCIAL, INC. AND SUBSIDIARIES

discounted at the loan's original effective interest rate or based on the fair value of the collateral if the loan was collateral dependent.

The following is a summary of impaired loans by class of loans as of December 31, 2022:

	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
With an allowance recorded
Real estate loans
One to four family - owner occupied	$100	$100	$28	$103	$4
One to four family - non-owner occupied	70	70	2	71	4
Total	170	170	30	174	8

With no allowance recorded
Real estate loans
One to four family - owner occupied	1,956	1,956	—	2,789	93
One to four family - non-owner occupied	585	585	—	632	39
Commercial owner occupied	1,854	1,854	—	1,406	77
Commercial investor	1,432	1,432	—	1,889	99
Construction and land	248	248	—	203	26
Marine Loans	59	59	—	15	3
Other consumer	45	49	—	56	7
Guaranteed by the U.S. Government	—	—	—	15	—
Commercial	—	—	—	2	—
Total	6,179	6,183	—	7,006	344

Combined
Real estate loans
'One to four family - owner occupied	2,056	2,056	28	2,892	97
One to four family - non-owner occupied	655	655	2	703	43
Commercial owner occupied	1,854	1,854	—	1,406	77
Commercial investor	1,432	1,432	—	1,889	99
Construction and land	248	248	—	203	26
Marine Loans	59	59	—	15	3
Other consumer	45	49	—	56	7
Guaranteed by the U.S. Government	—	—	—	15	—
Commercial	—	—	—	2	—
Total	$6,349	$6,353	$30	$7,180	$352

Loans that are modified to make concessions to help a borrower remain current and/or to avoid foreclosure are classified as troubled debt restructurings (“TDR”). Generally, we do not forgive principal or interest on a loan or modify the interest rate on loans to below market rates. When we modify loans in a TDR, we evaluate any possible impairment similar to other impaired loans. If we determine that the value of the modified loan is less than the recorded investment in the loan, impairment is recognized. The Company has no commitments to lend additional funds to borrowers whose loans have been modified.

The status of TDRs as of December 31, 2022 follows:

		December 31, 2022
		Recorded Investment
(Amounts in thousands)	Number of Contracts	Performing	Non-Performing	Total
Real estate loans
One to four family - owner occupied	8	$559	$256	$815
One to four family - non-owner occupied	1	70	—	70
Commercial owner occupied real estate	2	320	—	320
Commercial investor real estate	1	205	—	205
Other Consumer	1	23	—	23
Total	13	$1,177	$256	$1,433

The following TDRs were modified during the year ended December 31, 2022:

		December 31, 2022
		Recorded Investment
(Amounts in thousands)	Number of Contracts	Performing	Non-Performing	Total
Real estate loans
One to four family - owner occupied	1	$29	$-	$29
Total	1	$29	$-	$29

BV FINANCIAL, INC. AND SUBSIDIARIES

Borrowers experiencing financial difficulty ("BEFD") modifications included in the individually assessed loan schedules above, as of March 31, 2023 are as follows:

(dollars in thousands)	Number of Loans	Amortized Cost
One to four family - owner occupied	5	$721
One to four family - Jr. lien	1	95
Commercial investor real estate	1	1,367
Total accrual BEFD modification loans	7	2,183

Modifications on non-accrual	1	1,367

All BEFD modifications were loan term extensions.

BV FINANCIAL, INC. AND SUBSIDIARIES

Note 5-Goodwill And Other Intangible Assets

Goodwill and other intangible assets are presented in the tables below.

(dollars in thousands)	As of March 31, 2023	As of December 31, 2022

Goodwill	$14,420	$14,420

	March 31, 2023			December 31, 2022
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net

Core deposit intangible	$1,868	$719	$1,149	$1,868	$673	$1,195

As of March 31, 2023 future estimated annual amortization expense is as follows:

Year ending
(in thousands)
2023	$137
2024	180
2025	180
2026	180
2027	180
Thereafter	292
Total Estimated Amortization Expense	$1,149

Management performed its annual analysis of goodwill and core deposit intangibles ("CDI") during the fourth quarter of 2022 and concluded that there was no impairment at December 31, 2022. At March 31, 2023, management's analysis concluded that there were no changes in the Company's financial statements or operations subsequent to the fourth quarter 2022 annual analysis that would indicate that it was more likely than not that goodwill or CDI was impaired.

Note 6 – Foreclosed Real Estate (Other Real Estate Owned (“OREO”))

OREO assets are presented net of the valuation allowance. The Company considers OREO as classified assets for regulatory and financial reporting. OREO carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related selling costs. The Company had OREO of $2.0 million at March 31, 2023 and December 31, 2022.

During the three months ended March 31, 2023 and March 31, 2022 the Company incurred OREO expenses of $127,000 and $10,000, respectively.

The Company had $44,000 and $114,000 in loans secured by residential real estate for which formal foreclosure proceedings were in process as of March 31, 2023 and December 31, 2022, respectively.

BV FINANCIAL, INC. AND SUBSIDIARIES

Note 7-Deposits

Deposits consisted of the following:

	March 31, 2023		December 31, 2022
(dollars in thousands)	Balance		Balance
Noninterest-bearing checking accounts	$151,667	22.74%	$167,202	24.43%
Interest-bearing checking accounts	89,788	13.46%	96,829	14.14%
Money market accounts	97,190	14.57%	102,301	14.94%
Savings accounts	170,161	25.51%	171,772	25.09%
Certificates of deposit	158,183	23.72%	146,514	21.40%
Total deposits	$666,989	100.00%	$684,618	100.00%

At March 31, 2023, the Bank had two account relationships from local government entities that comprised 3.7% and 3.4% of total deposits, respectively.

At March 31, 2023 and December 31, 2022, the Bank had $31.2 million and $28.6 million in certificates of deposits of $250,000 or more, respectively. Deposits in excess of $250,000 may not be insured by the FDIC.

(dollars in thousands)	March 31, 2023
Within one year	$66,078
Year 2	53,132
Year 3	20,048
Year 4	5,540
Year 5	9,994
Thereafter	3,391
Total certificates of deposit	$158,183

Note 8-Borrowings

A summary of the Company’s borrowings at March 31, 2023 and December 31, 2022 are indicated as follows:

		March 31, 2023		December 31, 2022
Dollars in thousands	Maturity	Balance	Rate	Balance	Rate

Federal Home Loan Bank Advances	2023	$37,500	5.07%	$12,000	4.58%
BV Financial Inc. Series 2020 Notes	2030	35,000	4.88%	35,000	4.88%
Easton Capital Trust I	2034	3,093	Libor + 2.85%	3,093	Libor + 2.85%
Total Borrowings, gross		75,593		50,093
Less: Debt issuance costs		(388)		(427)
Add: net fair value adjustment		(613)		(627)
Total Borrowings, net		$74,592		$49,039

Note 9 – Lease Commitments And Contingencies

Operating Leases

The Company's, operating lease agreements are primarily for leases of branches and office space. Topic 842 requires operating lease agreements to be recognized on the consolidated balance sheet as a right-of-use-asset with a corresponding lease liability.

The table below details the Right of Use asset (net of accumulated amortization), lease liability and other information related to the Company's operating leases:

BV FINANCIAL, INC. AND SUBSIDIARIES

	Consolidated Balance
	Sheet Classification	March 31, 2023	December 31, 2022
		(in thousands)
Operating lease right of use asset	Other assets	$578	$617
Operating lease liabilities	Other liabilities	$607	$645

Other information related to leases:
Weighted average remaining lease term of operating leases		3.8 years	4.1 years
Weighted average discount rate of operating leases		3.96%	3.96%
Cash paid for amounts included in the measurement of lease liabilities		$44	$44

The table below details the Company's lease cost, which is included in occupancy expense in the Consolidated Statements of Income.

	Three Months Ended March 31,
(dollars in thousands)	2023	2022

Operating lease cost	$44	$41

Cash paid for lease liability	$44	$30

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

(dollars in thousands)	As of March 31, 2023
Lease payments due:
Within one year	$162
After one but within two years	140
After two but within three years	140
After three but within four years	110
After four but within five years	39
After five years	—
Total undiscounted lease payments	591
Add: imputed interest	16
Present value of operating lease liabilities	$607

Note 10 – Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

The Basel III Capital Rules became effective for the Bank on January 1, 2015 (subject to a phase-in period for certain provisions). Quantitative measures established by the Basel III Capital Rules to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1 capital, Tier 1 capital, and Total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to adjusted quarterly average assets (as defined).

In connection with the adoption of the Basel III Capital Rules, the Bank elected to opt-out of the requirement to include accumulated other comprehensive income in Common Equity Tier 1 capital. Common Equity Tier 1 capital for the Bank is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities and subject to transition provisions.

BV FINANCIAL, INC. AND SUBSIDIARIES

Insured depository institutions are required to meet the following in order to qualify as "well capitalized:" (1) a common equity Tier 1 risk-based capital ratio of 6.5%; (2) a Tier 1 risk-based capital ratio of 8%; (3) a total risk-based capital ratio of 10%; and (4) a Tier 1 leverage ratio of 5%.

The maintenance of a capital conservation buffer of 2.5% is also required. The Basel III Capital Rules also provide for a "countercyclical capital buffer" that is applicable to only certain covered institutions and does not have any current applicability to the Bank. The aforementioned capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of Common Equity Tier 1 capital to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

					To be well
					capitalized under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
As of March 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
Tier 1 Leverage ratio	$111,589	13.53%	$32,982	4.00%	$41,228	5.00%

Tier 1 capital (to risk-weighted assets)	$111,589	16.86%	$56,245	8.50%	$52,937	8.00%

Common Equity Tier 1 Capital Ratio (to risk-weighted assets)	$111,589	16.86%	$46,320	7.00%	$43,011	6.50%

Total Capital ratio (to risk-weighted assets)	$119,861	18.11%	$69,479	10.50%	$66,171	10.00%

					To be well capitalized under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
As of December 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
Tier 1 Leverage ratio	$109,939	13.39%	$32,845	4.00%	$41,057	5.00%

Tier 1 capital (to risk-weighted assets)	$109,939	16.76%	$55,762	8.50%	$52,482	8.00%

Common Equity Tier 1 Capital Ratio (to risk-weighted assets)	$109,939	16.76%	$45,922	7.00%	$42,642	6.50%

Total Capital ratio (to risk-weighted assets)	$113,757	17.34%	$68,883	10.50%	$65,602	10.00%

Note 11 – Fair Value Measurements

The Company adopted ASC Topic 820, “Fair Value Measurements” and ASC Topic 825, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides a framework for measuring and disclosing fair value under U.S. GAAP. ASC Topic 820 requires disclosures about the fair value of assets and liabilities recognized in the consolidated balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, AFS investment securities) or on a nonrecurring basis (for example, individually evaluated loans).

ASC Topic 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC Topic 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The Company utilizes fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. AFS securities are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis such as loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

BV FINANCIAL, INC. AND SUBSIDIARIES

Under ASC Topic 820, the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded, and the reliability of the assumptions used to determine the fair value. These hierarchy levels are:

Level 1 inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date.

Level 2 inputs - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s quarterly valuation process. Intra-quarter transfers in and out of level 3 assets and liabilities recorded at fair value on a recurring basis are disclosed. There were no such transfers during the quarter ended March 31, 2023 or the year ended December 31, 2022.

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value:

Securities Available for Sale

AFS investment securities are recorded at fair value on a recurring basis. Standard inputs include quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include agency and mortgage-backed securities issued by government sponsored entities (“GSEs”), municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Equity Securities Carried at Fair Value Through Income

Equity securities carried at fair value through income are recorded at fair value on a recurring basis. Standard inputs include quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 equity securities include those traded on an active exchange, such as the New York Stock Exchange. Level 2 equity securities include mutual funds with asset-backed securities issued by GSEs as the underlying investment supporting the fund. Equity securities classified as Level 3 include mutual funds with asset-backed securities in less liquid markets.

Loans Receivable

The Company does not record loans at fair value on a recurring basis; however, from time to time, a loan is individually evaluated and an ACL is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are segregated individually. Management estimates the fair value of individually evaluated loans using one of several methods, including the collateral value, market value of similar debt, or discounted cash flows. Individually evaluated loans not requiring an allowance are those for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At March 31, 2023 and December 31, 2022, substantially all of the individually evaluated loans were based upon the fair value of the collateral. In the quarter ended March 31, 2023, there were no loans or OREO that were individually evaluated on a non-recurring basis.

BV FINANCIAL, INC. AND SUBSIDIARIES

In accordance with FASB ASC 820, loans where an allowance is established based on the fair value of collateral (loans with impairment) require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price (e.g., contracted sales price), the Company records the loan as nonrecurring Level 2. When the fair value of the collateral dependent loan is derived from an appraisal, the Company records the loan as nonrecurring Level 3. Fair value is re-assessed at least quarterly or more frequently when circumstances occur that indicate a change in the fair value. The fair values of collateral dependent loans that are not measured based on collateral values are measured using discounted cash flows and considered to be Level 3 inputs.

Other Real Estate Owned ("OREO")

OREO is adjusted for fair value upon transfer of the loans to foreclosed assets. Subsequently, OREO is reported at the lower of carrying value or fair value. Fair value is based on independent market prices, appraised value of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price (e.g., contracted sales price), the Company records the foreclosed asset as nonrecurring Level 2 when the fair value is derived from an appraisal, the Company records the foreclosed asset at nonrecurring Level 3.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets as of March 31, 2023 and December 31, 2022 measured at fair value on a recurring basis.

		Level 1	Level 2	Level 3
		Quoted prices	Significant	Significant
		in active	other	other
		markets for	observable	unobservable
As of March 31, 2023	Total	identical assets	inputs	inputs
	(In thousands)
Securities available for sale
Agency Securities	$3,996	$—	$3,996	$—
Corporate securities	1,960	—	1,960	—
Mortgage-backed securities	30,147	—	30,147	—
	$36,103	$—	$36,103	$—

		Level 1	Level 2	Level 3
		Quoted prices	Significant	Significant
		in active	other	other
		markets for	observable	unobservable
As of December 31, 2022	Total	identical assets	inputs	inputs
	(In thousands)
Securities available for sale
Corporate securities	$1,932	$—	$1,932	$—
Mortgage-backed securities	31,102	—	31,102	—
	$33,034	$—	$33,034	$—

Note 12 – Fair Value Of Financial Instruments

Financial instruments require disclosure of fair value information, whether or not recognized in the consolidated balance sheets, when it is practical to estimate the fair value. A financial instrument is defined as cash, evidence of an ownership interest in an entity or a contractual obligation which requires the exchange of cash. Certain items are specifically excluded from the financial instrument fair value disclosure requirements, including the Company’s common stock, OREO, premises and equipment and other assets and liabilities.

The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a

BV FINANCIAL, INC. AND SUBSIDIARIES

material effect on the estimated fair value amounts. Therefore, any aggregate unrealized gains or losses should not be interpreted as a forecast of future earnings or cash flows. Furthermore, the fair values disclosed should not be interpreted as the aggregate current value of the Company.

The Company’s estimated fair values of financial instruments are presented in the following table.

		March 31, 2023		December 31, 2022
	Fair value	Carrying	Fair	Carrying	Fair
	hierarchy	amount	value	amount	value
		(In thousands)
Financial assets
Cash and cash equivalents	Level 1	$64,607	$64,607	$68,652	$68,652
Securities held to maturity	Level 2	10,395	9,565	10,461	9,660
Securities held to available for sale	Level 2	36,103	36,103	33,034	33,034
Federal Home Loan Bank of Atlanta stock	Level 2	2,052	2,052	977	977
Mortgage Loans Held for sale	Level 2	—	—	—	—
Loans receivable	Level 3	672,798	657,030	659,131	639,027
Accrued interest receivable	Level 2	2,767	2,767	2,952	2,952

Financial liabilities
Deposits	Level 3	$666,989	$552,786	$684,618	$551,348
FHLB Borrowings	Level 3	37,500	37,507	12,000	11,976
Subordinated Debentures	Level 3	37,092	33,595	37,039	33,595
Accrued interest payable	Level 2	684	684	110	110

Note 13 – Earnings Per Share (“EPS”)

Basic earnings per common share represent income available to common shareholders, divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may have been issued by the Company related to outstanding unvested restricted stock unit and performance stock unit awards were determined using the treasury stock method and included in the calculation of dilutive common stock equivalents. The Company has not granted any stock options since 2017.

As of the three months ended March 31, 2023, and 2022, there were 1,854 and no, unvested restricted stock and performance stock unit awards, respectively, which were excluded from the calculation as their effect would be anti-dilutive. Basic and diluted earnings per share have been computed based on weighted-average common and common equivalent shares outstanding as follows:

	Three Months Ended March 31,		Three Months Ended March 31,
	2023		2022
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Net income	$3,115	$3,115	$2,417	$2,417
Weighted average common shares outstanding	7,425	7,425	7,389	7,389
Dilutive securities
Stock options	—	25	—	23
Adjusted weighted average shares outstanding	7,425	7,450	7,389	7,412
Earnings-per share amount	$0.42	$0.42	$0.33	$0.33

BV FINANCIAL, INC. AND SUBSIDIARIES

Note 14 – Income Taxes

The Company files a consolidated federal income tax return with its subsidiaries. Deferred tax assets and liabilities are determined using the liability (or balance sheet) method which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. If it is more likely than not that some portion or the entire deferred tax asset will not be realized, deferred tax assets will be reduced by a valuation allowance. It is the Company’s policy to recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense.

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Current expense
Federal	$818	$755
State	372	323
Total Current Expense	1,190	1,078
Deferred expense	—	—
Income tax expense	$1,190	$1,078

BV FINANCIAL, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis is intended to enhance your understanding of our financial condition and results of operations. The financial information in this section is derived from the accompanying financial statements. You should read the financial information in this section in conjunction with the business and financial information contained in this Quarterly Report on Form 10-Q and in the Company’s definitive prospectus dated May 15, 2023, as filed with the Securities and Exchange Commission on May 23, 2023, pursuant to Securities Act Rule 424(b)(3).

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “contemplate,” “continue,” “intend,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to:

•
statements of our goals, intentions and expectations;
•
statements regarding our business plans, prospects, growth and operating strategies;
•
statements regarding the quality of our loan and investment portfolios; and
•
estimates of our risks and future costs and benefits.

These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not undertake any obligation to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•
general economic conditions, either nationally or in our market areas, that are worse than expected including as a result of employment levels and labor shortages, and the effects of inflation, a potential recession or slowed economic growth caused by supply chain disruptions or otherwise;
•
the impact of the COVID-19 pandemic on our business and results of operations;
•
changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses;
•
changes in the economic assumptions used to calculated the allowance for credit losses;
•
our ability to access cost-effective funding;
•
changes in liquidity, including the size and composition of our deposit portfolio, including the percentage of uninsured deposits in the portfolio;
•
fluctuations in real estate values and both residential and commercial real estate market conditions;
•
demand for loans and deposits in our market area;
•
our ability to implement and change our business strategies;
•
competition among depository and other financial institutions;
•
inflation and changes in the interest rate environment that reduce our margins and yields, the fair value of financial instruments or our level of loan originations or prepayments on loans we have made and make;

BV FINANCIAL, INC. AND SUBSIDIARIES

•
adverse changes in the securities markets;
•
changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements and insurance premiums;
•
monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board;
•
changes in the quality or composition of our loan or investment portfolios;
•
technological changes that may be more difficult or expensive than expected;
•
system failure or cyber-security breaches of our information technology infrastructure;
•
the failure to maintain current technologies and/or successfully implement future information technology enhancements;
•
the inability of third-party providers to perform as expected;
•
our ability to manage market risk, credit risk and operational risk in the current economic environment;
•
our ability to enter new markets successfully and capitalize on growth opportunities;
•
our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we may acquire, and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;
•
changes in consumer spending, borrowing and savings habits;
•
changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
•
our ability to retain key employees;
•
our compensation expense associated with equity allocated or awarded to our employees; and
•
changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Except as required by law or regulation, we do not undertake, and we specifically disclaim any obligation to release publicly the results of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies and Use of Critical Accounting Estimates

Our accounting policies are integral to understanding the results reported. We consider accounting policies that require management to exercise significant judgment or discretion or to make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies.

On January 1, 2023, the Company adopted Accounting Standards Updates (ASU) 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” Accounting Standards Codification ("ASC") 326 requires entities to estimate an allowance for credit losses ("ACL") on certain types of financial instruments measured at amortized cost using a current expected credit losses ("CECL") methodology, replacing the prior-required incurred loss methodology. It also applies to unfunded commitments to extend credit, including loan commitments, standby letters of credit, and other similar instruments. The impairment model for available-for-sale debt securities was modified and ASC 326 also provided for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The amendments of ASC 326, upon adoption, were applied on a modified retrospective basis, by recording an increase in the reported balance of loans and the allowance for credit losses on loans, an increase in the liability for credit losses on commitments to extend credit and reducing total equity of both the Company and the Bank. As a result of adopting ASC 326, the Company recorded a decrease to opening retained earnings, net of taxes, of $547,000.

BV FINANCIAL, INC. AND SUBSIDIARIES

The ACL is an estimate of the expected credit losses for loans held for investment and for off-balance sheet exposures. ASC 326, "Financial Instruments-Credit Losses" requires an immediate recognition of the credit loss expected to occur over the lifetime of a financial asset whether originated or purchased. Charge-offs are recorded to the ACL when management believes the loan in uncollectible. Subsequent recoveries, if any, are credited to the ACL. Management believes the ACL is maintained in accordance with U.S. GAAP and in compliance with appropriate regulatory guidelines. The ACL includes quantitative estimates of losses for collectively and individually evaluated loans. The quantitative estimate for collectively evaluated loans is determined using the average charge-off method that utilizes historical losses for all Maryland banks with assets less than $1 billion beginning in March 2000. The investor commercial real estate portfolio utilizes the national loss history for banks with assets less than $1 billion over the same time period. Adjustments are made to the historical loss factors for economic conditions, portfolio concentrations, collateral values, the level and trend of delinquent and problem loans and internal changes in staffing, loan policies and monitoring of the portfolio. Loans are selected for individual evaluation primarily based on their payment status and whether or not the loan has been placed on non-accrual status. Loans on non-accrual status include all loans greater than 90 days delinquent and other loans that with weaknesses sufficient for management to place these loans on non-accrual status. The ACL is measured on a collective basis when similar risk factors exist as determined by internal loan coding and assignment to a portfolio segment. The Company utilizes reasonable and supportable forecasts of future economic conditions when estimating the ACL on loans. The model's calculation also uses an adjustment for a 12-month forecast period utilizing the most recent 12-month economic forecast from the Board of Governors of the Federal Reserve System for national gross domestic product ("GDP"). The model compares the average history of loss rates described above to the forecasted GDP to determine the value of the forward-looking adjustment. The establishment of the allowance for credit losses is significantly affected by management's judgment and uncertainties, and there is a likelihood that different amounts would be reported under different conditions or assumptions. The Federal Deposit Insurance Corporation and the Maryland Office of the Commissioner of Financial Regulation, as an integral part of their examination process, periodically review the allowance for credit losses for reasonableness. The calculation of ACL excludes accrued interest receivable balances because these balances are reversed in a timely manner against previously recognized interest income when a loan is placed on non-accrual.

ASU Update 2022-02 On January 1, 2023, the Company adopted ASU 2022-02 –Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 eliminates the TDRs recognition and measurement guidance and, instead, requires that an entity evaluate whether the modification represents a new loan or a continuation of an existing loan. The amendments enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. In addition, ASU Update 2022-02 requires that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases. The Company adopted ASU 2022-02 using a modified retrospective transition method for TDRs. The impact of adoption was immaterial. The disclosure amendments in the Update 2022-02 were applied prospectively.

Deferred Income Taxes

At March 31, 2023, we had a net deferred tax asset totaling $9.2 million. In accordance with ASC Topic 740 “Income Taxes,” we use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If currently available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established if it is not more likely than not realizable. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting deferred tax assets and liabilities. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets are inherently subjective and are reviewed on a regular basis as regulatory or business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance that results in additional income tax expense in the period in which it is recognized would negatively affect income. Management believes, based upon current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize its federal and state deferred tax asset.

BV FINANCIAL, INC. AND SUBSIDIARIES

Comparison of Financial Condition at March 31, 2023 (Unaudited) and December 31, 2022

Total Assets. Total assets were $857.5 million at March 31, 2023, an increase of $12.5 million, or 1.5%, from $845.0 million at December 31, 2022. The increase was due primarily to a $13.7 million increase in net loans receivable to $672.8 million at March 31, 2023, partially offset by a decrease of $4.1 million in cash and cash equivalents to $64.6 million at March 31, 2023 and a $700,000 decrease in investment in life insurance to $19.3 million at March 31, 2023.

Cash and Cash Equivalents. Cash and cash equivalents decreased $4.1 million, or 5.9%, to $64.6 million at March 31, 2023 from $68.7 million at December 31, 2022 as funds were used to fund the increases in net loans receivable. We regularly review our liquidity position based on alternative uses of available funds as well as market conditions.

Net Loans Receivable. Net loans receivable increased $13.7 million, or 2.1%, to $672.8 million at March 31, 2023 from $659.1 million at December 31, 2022. Increases in commercial real estate and construction loans offset decreases in owner and non-owner occupied one- to four-family loans and commercial loans. We continue to see robust demand for non-office commercial real estate properties and the increase in construction loans was due primarily to draws on existing lines of credit. The decreases in one- to four-family loans and commercial loans were due primarily to payoffs and paydowns exceeding originations during the quarter ended March 31, 2023.

Securities. Securities increased $3.0 million, or 6.9%, to $46.5 million at March 31, 2023 from $43.5 million at December 31, 2022. This increase was primarily due to an increase of $4.0 million in agency securities, partially offset by a $1.3 million decrease in available for sale mortgage-backed securities to $32.7 million at March 31, 2023. Purchases exceeded paydowns and maturities of debt securities for the period.

Total Liabilities. Total liabilities increased $9.7 million, or 1.3%, to $756.9 million at March 31, 2023 from $747.2 million at December 31, 2022. The increase was primarily due to a $25.5 million increase in Federal Home Loan Bank borrowings, partially offset by a decrease in total deposits of $17.6 million.

Deposits. Total deposits decreased $17.6 million, or 2.6%, to $667.0 million at March 31, 2023 from $684.6 million at December 31, 2022. Interest-bearing deposits decreased $2.1 million, or 0.4%, to $515.3 million at March 31, 2023 from $517.4 million at December 31, 2022. Noninterest bearing deposits decreased $15.5 million, or 9.27%, to $151.7 million at March 31, 2023 from $167.2 million at December 31, 2022.

Of the $17.6 million decrease in deposits that occurred in the quarter ended March 31, 2023, $14.5 million, or 79.5%, of the decrease occurred in January as primarily commercial customers made routine annual post-year end distributions, moved cash to alternative investments and made certain large capital expenditures. The Company has been adjusting interest rates paid on deposits to retain and grow these balances. The turmoil experienced in the banking system in early March 2023 has not led to a measurable increase in customer inquiries or withdrawals.

Federal Home Loan Bank Borrowings. We had $37.5 million in Federal Home Loan Bank borrowings at March 31, 2023 compared to $12.0 million in Federal Home Loan Bank borrowings at December 31, 2022. The increase was used to fund loan growth and to maintain on balance sheet liquidity.

Stockholders’ Equity. Stockholders’ equity increased $2.9 million, or 3.0%, to $100.7 million at March 31, 2023, primarily due to $3.1 million in net income, a $300,000 reduction in the other comprehensive loss and a $547,000 negative adjustment to retained earnings resulting from the adoption of ASU Topic 326 during the quarter ended March 31, 2023.

Average Balances and Yields. The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Non-accrual loans are included in the computation of average balances only. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Average balances exclude loans held for sale, if applicable. Net deferred loan fees totaled $1.7 million and $1.4 million at March 31, 2023 and 2022, respectively.

BV FINANCIAL, INC. AND SUBSIDIARIES

	For the Three Months Ended March 31,
	2023			2022
	Average Outstanding Balance	Interest	Average Yield/Rate(1)	Average Outstanding Balance	Interest	Average Yield/Rate(1)
	(Dollars in thousands)
	(Unaudited)
Interest-earning assets:
Loans	$667,888	$8,773	5.33%	$615,651	$7,202	4.75%
Securities available-for-sale	36,134	266	2.99%	38,987	136	1.41%
Securities held-to-maturity	11,915	93	3.18%	5,697	39	2.54%
Cash, cash equivalents and other interest-earning assets	50,883	556	4.43%	100,905	36	0.14%
Total interest-earning assets	766,820	9,688	5.12%	761,240	7,413	3.95%
Noninterest-earning assets	81,403			90,123
Total assets	$848,223			$851,363

Interest-bearing liabilities:
Interest-bearing demand deposits	$91,842	18	0.08%	$94,047	15	0.06%
Savings deposits	164,818	40	0.10%	167,793	23	0.06%
Money market deposits	99,583	97	0.39%	106,572	45	0.17%
Certificates of deposit	152,264	510	1.36%	159,750	284	0.72%
Total interest-bearing deposits	508,507	665	0.53%	528,162	368	0.28%
Federal Home Loan Bank advances	24,150	289	4.85%	—	—	—%
Subordinated debentures	37,069	534	5.84%	36,858	503	5.53%
Total borrowings	61,219	823	5.45%	36,858	503	5.53%
Total interest-bearing liabilities	569,725	1,488	1.06%	565,019	871	0.63%
Noninterest-bearing demand deposits	158,807			170,418
Other noninterest-bearing liabilities	22,042			27,081
Total liabilities	750,584			762,518
Equity	97,649			88,845
Total liabilities and equity	$848,223			$851,363
Net interest income		$8,200			$6,542
Net interest rate spread(2)			4.06%			3.32%
Net interest-earning assets(3)	$197,095			$196,221
Net interest margin(4)			4.34%			3.49%
Average interest-earning assets to interest-bearing liabilities	134.59%			134.73%

(1)
Annualized.
(2)
Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)
Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)
Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2023 and 2022

General. Net income increased $698,000, or 28.9%, to $3.1 million for the three months ended March 31, 2023, compared to $2.4 million for the three months ended March 31, 2022. The increase was due primarily to increases in net interest income and a reduction in the provision for credit losses, partially offset by a decrease in non-interest income and an increase in non-interest expense.

Interest Income. Interest income increased $2.3 million, or 30.7%, to $9.7 million for the three months ended March 31, 2023 from $7.4 million for the three months ended March 31, 2022. The increase was due primarily to increases in interest income on loans, which is our primary source of interest income, and interest income on cash, cash equivalents and other interest-earning assets. Interest income on loans increased $1.6 million, or 22.2%, to $8.8 million for the three months ended March 31, 2023 from $7.2 million for the three months ended March 31, 2022 due to increases in the average balance of loans and the average yield. The average balance of loans increased $52.2 million, or 8.5%, to $667.9 million for the three months ended March 31, 2023 from $615.7 million for the three months ended March 31, 2022. The weighted average yield on loans increased 58 basis points to 5.33% for the three months ended March 31, 2023 compared to 4.75% for the three months ended March 31, 2022, as variable rate loans reset to higher interest rates and the rates on new loans exceeded the rates on paid off loans. Interest income on cash, cash equivalents and other interest-earning assets increased $520,000, to $556,000 for the three months ended March 31, 2023 from $39,000 for the three months ended March 31, 2022 due to a 429 basis point increase in the average yield on cash, cash equivalents and other interest-earning assets, partially offset by a $50.1 million decrease in the average balance as excess funds were used to fund loan growth.

BV FINANCIAL, INC. AND SUBSIDIARIES

Interest Expense. Interest expense increased $617,000, or 70.8%, to $1.5 million for the three months ended March 31, 2023 compared to $871,000 for the three months ended March 31, 2022, due primarily to a $298,000 increase on interest paid on deposits, and a $288,000 increase on interest paid on advances from the Federal Home Loan Bank.

The increase in interest expense on deposits was due to a 25 basis point increase in the average rate, offset by a $19.7 million decrease in the average balance of interest-bearing deposits to $508.5 million at March 31, 2023 from $528.2 million for the three months ended March 31, 2022. The average rate on interest-bearing deposits was 0.53% for the three months ended March 31, 2023 compared to 0.28% for the three months ended March 31, 2022.

Interest expense on Federal Home Loan Bank advances increased to $288,000 for the three months ended March 31, 2023 due to an average balance of $24.2 million for the three months ended March 31, 2023. The average rate on Federal Home Loan Bank advances was 4.85% for the three months ended March 31, 2023. In recent periods, we have relied more heavily on Federal Home Loan Bank advances to supplement deposits to fund loan growth and maintain liquidity.

Interest expense on subordinated debentures increased $31,000, or 6.0%, to $534,000 for the three months ended March 31, 2023 compared to $503,000 for the three months ended March 31, 2022. The average rate on subordinated debentures increased 31 basis points to 5.84% for the three months ended March 31, 2023 compared to 5.53% for the three months ended March 31, 2022, due to increases in market interest rates.

Net Interest Income. Net interest income increased $1.7 million, or 26.1%, to $8.2 million for the three months ended March 31, 2023 from $6.5 million for the three months ended March 31, 2022, as a result of a $2.3 million increase in interest income, offset by a $617,000 increase in interest expense. Our interest rate spread increased 74 basis points to 4.06% for the three months ended March 31, 2023, compared to 3.32% for the three months ended March 31, 2022, while our net interest margin increased 85 basis points to 4.34% for the three months ended March 31, 2023 compared to 3.49% for the three months ended March 31. 2022.

Provision for Credit Losses. BV Financial adopted ASU 326 on January 1, 2023. Under this new current expected loss model, provisions for credit losses are charged to operations to establish an allowance for credit losses at a level to cover expected losses over the expected life of a loan or securities portfolio. Under the previous “incurred loss” model, provisions for loan losses were charged to operations to establish an allowance for loan losses at a level necessary to absorb known and inherent losses in our loan portfolio that are both probable and reasonably estimable at the date of the consolidated financial statements. Prior to adoption of this standard, BV Financial segregated the loan portfolios acquired via mergers and evaluated them against a credit mark established at acquisition. As part of the adoption of the new accounting standard, $3.8 million in remaining acquisition credit marks were transferred to the allowance for credit losses for loans. An additional $750,000 in allowances for credit losses were established, $454,000 for the allowance for credit losses for loans, $289,000 as a reserve for off balance sheet commitments and $10,000 for held-to-maturity securities as of the adoption date. In evaluating the level of the allowance for credit losses, management analyzes several qualitative loan portfolio risk factors including, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses.

We recorded provisions for credit losses of $2,000 and $177,000 for the three months ended March 31, 2023 and 2022, respectively. Our allowance for credit losses was $8.1 million at March 31, 2023 compared to $2.9 million at March 31, 2022. The ratio of our allowance for credit losses to total loans was 1.19% at March 31, 2023 compared to 0.45% at March 31, 2022, while the allowance for credit losses to non-performing loans was 176.47% at March 31, 2023 compared to 75.9% at March 31, 2022. BV Financial had net recoveries on previously charged off loans of $37,000 and $44,000 in the quarters ended March 31, 2023 and 2022, respectively.

Non-interest Income. Non-interest income decreased $681,000 to $807,000 for the three months ended March 31, 2023 from $1.5 million for the three months ended March 31, 2022. The decrease was due primarily to a $548,000 decrease in other income resulting from a decrease in loan-related fees and bargain purchase gain recognized on the acquisition of North Arundel Savings Bank in 2022.

BV FINANCIAL, INC. AND SUBSIDIARIES

Non-interest Expense. Non-interest expense increased $342,000, or 7.8%, to $4.7 million for the three months ended March 31, 2023 from $4.4 million for the three months ended March 31, 2022. The increase was due primarily to a $500,000 increase in compensation and related benefits to $2.9 million at March 31, 2023 due to general increases in salary and incentive compensation, additional staffing as we built up the infrastructure to support growth, partially offset by a decrease of $216,000 in other non-interest expenses related to data processing conversion expenses incurred in 2022.

Income Tax Expense. We recognized income tax expense of $1.2 million and $1.1 million for the three months ended March 31, 2023 and 2022, respectively, resulting in effective rates of 27.7% and 30.9%. Income tax expense increased as a result of the increase in our net income before taxes.

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Atlanta. At March 31, 2023 we had $70.1 million available under a line of credit with the Federal Home Loan Bank of Atlanta, and had $37.5 million outstanding as of March 31, 2023. In addition, at March 31, 2023, the Bank had $40.0 million in unfunded letters of credit used to secure municipal deposits outstanding against the line of credit with the Federal Home Loan Bank of Atlanta. We also have the ability to participate in the Federal Reserve’s new Bank Term Funding Program as needed. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and short-term investments including interest-bearing demand deposits. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $3.7 million for the quarter ended March 31, 2023. Net cash used in investing activities, which consists primarily of investments in loans and securities, was $17.3 million for the quarter ended March 31, 2023. Net cash provided by financing activities, consisting primarily of changes in deposits and advances and the repayment of advances to the Federal Home Loan Bank, was $9.6 million for the quarter ended March 31, 2023. We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Capital Resources. At March 31, 2023, the Bank exceeded all of its regulatory capital requirements and was categorized as well capitalized. Management is not aware of any conditions or events since the most recent notification that would change our category.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Company is a smaller reporting company.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2023. Based on that evaluation, the Company’s management, including the Chief Executive Officers and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2023, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

BV FINANCIAL, INC. AND SUBSIDIARIES

Part II – Other Information

Item 1. Legal Proceedings

The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed under the heading "Risk Factors" contained in the Prospectus. The Company's evaluation of the risk factors applicable to it has not changed materially from those disclosed in the Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

BV FINANCIAL, INC. AND SUBSIDIARIES

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation of BV Financial, Inc. (1)

3.2	Bylaws of BV Financial Bancorp, Inc. (2)

31.1. 31.2

Certification of Co- Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Certification of Co- Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials for the quarter ended March 31, 2023, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

(1)
Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-270496), initially filed on March 13, 2023.
(2)
Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-270496), initially filed on March 13, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BV FINANCIAL, INC.

/s/ Timothy L. Prindle
Date: June 29, 2023	Timothy L. Prindle Co-President and Chief Executive Officer
Date: June 29, 2023	/s/ David M. Flair
David M. Flair
Co-President and Chief Executive Officer

Date: June 29, 2023	/s/ Michael J. Dee
Michael J. Dee
Executive Vice President and Chief Financial Officer