Form 10-Q
period 2023-06-30
BV Financial, Inc.
filed 2023-08-11
CIK 1302387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______to________

Commission File Number: 001-41764

BV FINANCIAL, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	14-1920944
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7114 North Point Road, Baltimore, MD, 21219

(Address of Principal Executive Offices) (Zip Code)

(410) 477-5000

(Registrant’s Telephone Number, Including Area Code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	BVFL	The NASDAQ Stock Market LLC

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

As of August 11, 2023, the registrant had 11,374,706 shares of common stock outstanding.

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
(dollars in thousands, except share amounts)	(unaudited)	(derived from audited financial statements)

Assets
Cash	$23,934	$12,704
Interest-bearing deposits in other banks	86,333	55,948
Cash and cash equivalents	110,267	68,652
Equity Investment	217	221
Securities available for sale	34,067	33,034
Securities held to maturity (fair value of $9,175 and $9,660, ACL of $7 and $0)	10,325	10,461
Loans held for maturity	702,978	662,944
Allowance for Credit Losses	(8,163)	(3,813)
Net Loans	694,815	659,131
Foreclosed real estate	555	1,987
Premises and equipment, net	14,413	15,176
Federal Home Loan Bank of Atlanta stock, at cost	2,052	977
Investment in life insurance	19,480	19,983
Accrued interest receivable	3,193	2,952
Goodwill	14,420	14,420
Intangible assets, net	1,102	1,195
Deferred tax assets, net	8,888	9,113
Other assets	7,041	7,661
Total assets	$920,835	$844,963
Liabilities and Stockholders' Equity
Liabilities
Noninterest-bearing deposits	$145,686	$167,202
Interest-bearing deposits	524,378	517,416
Total deposits	670,064	684,618
FHLB borrowings	37,500	12,000
Subordinated Debentures	37,145	37,039
Other liabilities	71,646	13,555
Total liabilities	816,355	747,212
Stockholders' equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding Common stock, $0.01 par value; 45,000,000 shares authorized at June 30, 2023 and December 31, 2022; 7,430,095 shares issued and 7,430,095 shares outstanding as of June 30, 2023; 7,418,575 shares issued and 7,418,575 shares outstanding as of December 31, 2022	74	74
Paid-in capital	15,599	15,406
Retained earnings	91,079	84,612
Accumulated other comprehensive loss	(2,272)	(2,341)
Total stockholders' equity	104,480	97,751
Total liabilities and stockholders' equity	$920,835	$844,963

See notes to consolidated financial statements. 1

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(dollars in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
Interest Income	2023	2022	2023	2022
Loans, including fees	$9,327	$7,573	$18,100	$14,776
Investment securities available for sale	277	141	543	277
Investment securities held to maturity	92	54	186	89
Other interest income	843	232	1,398	268
Total interest income	10,539	8,000	20,227	15,410
Interest Expense
Interest on deposits	1,266	321	1,931	688
Interest on FHLB borrowings	495	—	783	—
Interest on Subordinated debentures	541	509	1,075	1,012
Other interest expense	—	5	—	2
Total interest expense	2,302	835	3,789	1,702
Net interest income	8,237	7,165	16,438	13,708
Provision for (recovery of) credit losses	(150)	224	(147)	401
Net interest income after provision for credit losses	8,387	6,941	16,585	13,307
Noninterest Income
Service fees on deposits	101	121	195	234
Fees from debit cards	188	198	360	381
Income from investment in life insurance	145	128	464	221
Gain on foreclosed real estate	678	—	678	—
Gain on sale of fixed assets	—	235	—	235
Other income	258	500	481	1,597
Total noninterest income	1,370	1,182	2,178	2,668
Noninterest Expense
Compensation and related benefits	2,859	2,413	5,738	4,815
Occupancy	366	447	782	911
Data processing	340	367	689	731
Advertising	14	7	28	11
Professional fees	176	144	376	319
Equipment	108	102	213	214
Foreclosed real estate and holding costs	32	48	159	58
Amortization of intangible assets	46	46	93	91
FDIC insurance premiums	64	55	118	108
Other	539	1,060	1,048	1,789
Total noninterest expense	4,544	4,689	9,244	9,047
Net income before tax	5,213	3,434	9,519	6,928
Income tax expense	1,314	669	2,505	1,746
Net income	$3,899	$2,765	$7,014	$5,182
Basic earnings per share	$0.52	$0.37	$0.94	$0.70
Diluted earnings per share	$0.52	$0.37	$0.94	$0.70

See notes to consolidated financial statements. 2

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME/LOSS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Net income	$3,899	$2,765	$7,014	$5,182

Other comprehensive income (loss)
Unrealized gain (loss) on securities available for sale	(274)	(789)	95	(2,200)
Income tax relating to securities available for sale	75	217	(26)	605
Other comprehensive income (loss)	(199)	(572)	69	(1,595)

Total comprehensive income	$3,700	$2,193	$7,083	$3,587

See notes to consolidated financial statements. 3

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(unaudited)

For the Three Months Ended June 30, 2023 and 2022

				Accumulated
				other
	Common	Paid-in	Retained	comprehensive
(dollars in thousands)	stock	capital	earnings	income (loss)	Total

Balance, March 31, 2023	$74	$15,472	$87,180	$(2,073)	$100,653
Net Income	—	—	3,899	—	3,899
Other comprehensive (loss)
(net of tax of $75)	—	—	—	(199)	(199)
Stock Compensation	—	127	—	—	127

Balance, June 30, 2023	$74	$15,599	$91,079	$(2,272)	$104,480

				Accumulated
				other
	Common	Paid-in	Retained	comprehensive
(dollars in thousands)	stock	capital	earnings	income (loss)	Total

Balance, March 31, 2022	$74	$13,921	$76,505	$(1,119)	$89,381
Net Income	—	—	2,765	—	2,765
Other comprehensive loss
(net of tax of $217)	—	—	—	(572)	(572)
Stock Compensation	—	352	—	—	352

Balance, June 30, 2022	$74	$14,273	$79,270	$(1,691)	$91,926

See notes to consolidated financial statements. 4

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(unaudited)

For the Six Months Ended June 30, 2023 and 2022

				Accumulated
				other
	Common	Paid-in	Retained	comprehensive
(dollars in thousands)	stock	capital	earnings	income (loss)	Total

Balance, December 31, 2022	$74	$15,406	$84,612	$(2,341)	$97,751
Net Income	—	—	7,014	—	7,014
Other comprehensive income
(net of tax of $26)	—	—	—	69	69
Stock Compensation	—	193	—	—	193
CECL ASU Transition	—	—	(547)	—	(547)

Balance, June 30, 2023	$74	$15,599	$91,079	$(2,272)	$104,480

				Accumulated
				other
	Common	Paid-in	Retained	comprehensive
(dollars in thousands)	stock	capital	earnings	income (loss)	Total

Balance, December 31, 2021	$71	$9,383	$74,088	$(96)	$83,446
Net Income	—	—	5,182	—	5,182
Shares Issued to M.H.C. for NASB Merger	2	4,500	—	—	4,502
Other comprehensive loss
(net of tax of $605)	—	—	—	(1,595)	(1,595)
Stock Compensation	1	390	—	—	391

Balance, June 30, 2022	$74	$14,273	$79,270	$(1,691)	$91,926

See notes to consolidated financial statements. 5

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2023	2022
Cash flows from operating activities
Net income	$7,014	$5,182
Adjustments to reconcile net income to net cash provided by operating activities
Net accretion of discounts and premiums	(37)	(344)
Provision for (recovery of ) credit losses	(147)	401
Gain on sale of foreclosed real estate	(678)	—
Gain on bargain purchase	—	(694)
Amortization of deferred loan fees/costs	(261)	(904)
Amortization of intangible assets	93	91
Amortization of debt issuance costs	78	77
Depreciation of premises and equipment	436	429
Gain on sale of assets	—	(235)
Deferred tax expense	225	(1,510)
Increase in cash surrender value of life insurance	(228)	(221)
Stock-based compensation expense	127	113
Decrease in accrued interest and other assets	379	224
Increase in other liabilities	53,984	440
Net cash provided by operating activities	60,985	3,049
Cash flows from investing activities
Proceeds from maturities and principal payments of investment securities available for sale	2,974	4,006
Purchases of investment securities available for sale	(4,002)	(2,990)
Proceeds from maturities and principal payments of investment securities held to maturity	127	348
Purchases of investment securities held to maturity	—	(2,904)
Net increase in loans	(35,251)	(10,256)
Purchase of premises and equipment	(129)	(188)
Proceeds from sale of premises and equipment	—	646
Proceeds from life insurance benefits	731	—
Purchase of participation foreclosed real estate	(57)	—
Proceeds from sale of foreclosed real estate	2,167	—
Proceeds from sale of Federal Home Loan Bank Stock	8	—
Purchase of Federal Home Loan Bank of Atlanta stock	(1,083)	(85)
Net cash received in acquisition	—	8,521
Net cash used in investing activities	(34,515)	(2,902)
Cash flows provided by financing activities
Increase in official checks	1,751	198
Net decrease in deposits	(14,462)	(7,912)
Increase (decrease) in advance payments by borrowers for taxes and insurance	2,356	1,684
Advances from the Federal Home Loan Bank of Atlanta	25,500	—
Net cash provided by (used in) financing activities	15,145	(6,030)
Net increase (decrease) in cash and cash equivalents	41,615	(5,883)
Cash and cash equivalents at beginning of period	68,652	111,190
Cash and cash equivalents at end of period	$110,267	$105,307
Supplementary cash flows information
Interest paid	$4,108	$1,551
Income taxes paid	$2,505	$1,746
Supplementary noncash transactions
Net loans transferred to foreclosed real estate and repossessed assets	$—	$—

Impact of ASC 326 adoption	$547	$—

See notes to consolidated financial statements. 6

BV FINANCIAL, INC. AND SUBSIDIARIES

Note 1 – Summary Of Significant Accounting Policies

General

The unaudited consolidated financial statements and other financial information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes, of BV Financial, Inc. (the "Company") as of and for each of the years ended December 31, 2022 and 2021, contained in the Company's definitive prospectus dated May 15, 2023, as filed with the Securities and Exchange Commission on May 23, 2023.

Business

The Company was organized as a federally chartered corporation in January 2005 to become the mid-tier stock holding company for Bay-Vanguard Federal Savings Bank, a federally chartered savings bank, upon the completion of its reorganization into the mutual holding company form of organization. Pursuant to the Plan of Reorganization, the Bank converted to stock form with all of its stock owned by the Company and organized Bay-Vanguard, M.H.C. (the "M.H.C.") as a federally chartered mutual holding company that owned 55% of the common stock of the Company. In August 2018, Bay-Vanguard Federal Savings Bank became a Maryland-chartered stock savings bank and changed its name to BayVanguard Bank (the "Bank"). In February 2019, each of the M.H.C. and the Company became a Maryland-chartered corporation. In February 2019, the Company issued 4,099,822 shares to the M.H.C. in connection with the acquisition of Kopernik Bank (“Kopernik”). In January 2022, the Company issued 251,004 shares to the M.H.C. in connection with the acquisition of North Arundel Savings Bank. At June 30, 2023 and December 31, 2022, the M.H.C. owned 86.15% and 86.28% of the common stock of the Company, respectively.

On July 31, 2023, the Company completed its conversion from the mutual holding company form of reorganization to the stock holding company form of organization (the "Conversion"). In connection with the Conversion, the M.H.C. ceased to exist. Also as part of the Conversion, the Company sold 9,798,980 shares of its common stock at a price of $10.00 per share and each outstanding share of Company common stock owned by the public stockholders of the Company (stockholders other than the M.H.C.) were converted into new shares of Company common stock based on an exchange ratio of 1.5309-to-1. The Company had approximately 11,374,706 shares of Company common stock outstanding as a result of the Conversion, before taking into account adjustments for fractional shares.

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

BV FINANCIAL, INC. AND SUBSIDIARIES

Significant Group Concentrations of Credit Risk

Most of the Company's activities are with customers located within the Baltimore metropolitan area and on the Eastern Shore of Maryland. The Company does not have any significant concentrations to any one industry or customer.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, cash items in the process of clearing, and interest-bearing deposits with banks with original maturities of less than 90 days.

Securities

The Company classifies investment securities as held to maturity ("HTM") or available for sale ("AFS"). Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and are reported at amortized cost (including amortization of premiums or accretion of discounts). Net unrealized gains and losses for debt securities classified as available for sale are recognized as increases or decreases in other comprehensive income or loss, net of taxes, and excluded from the determination of net income.

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

When the fair value of an AFS debt security has declined below its amortized cost basis, the Company is required to assess whether the decline is from a credit loss or other factor. For securities that are not guaranteed by the federal government, an analysis is performed on the individual security using the latest available information to determine if the decline in fair value is attributable to a credit loss. If such determination is made, the Company would record an allowance for credit loss for the debt instrument. As of June 30, 2023, we have recognized no credit losses on AFS securities.

For HTM debt securities, an allowance will be recognized when lifetime credit losses are expected, in an amount that reflects the expected contractual credit losses, even when the risk of such loss is remote. Any security, either explicitly or implicitly guaranteed by the U.S. Government is excluded from this analysis. This includes U.S. Treasury securities, securities issued by agencies of the U.S. Government and mortgage-backed securities issued by GNMA, Fannie Mae and FHLMC. The allowance for credit losses ("ACL") for HTM securities is computed using bond global default rates tracked by S&P with a loss given default of 45%. Accrued interest receivable on the HTM debt securities excluded from this analysis totaled $42,000 at June 30, 2023.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (the "FHLB") System to hold stock of its district FHLB in an amount determined by both asset size and borrowings from the FHLB. Purchases and sales of stock are made directly with the FHLB at par value. The Bank held $2.1 million and $977,000 of FHLB restricted stock at June 30, 2023 and December 31, 2022, respectively.

The restricted stock is carried at cost. Management evaluates whether this investment is impaired based on its assessment of the ultimate recoverability of the investment rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of the investment is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.

BV FINANCIAL, INC. AND SUBSIDIARIES

Loans Receivable

Loans receivable are stated at unpaid principal balances, adjusted for premiums and discounts on loans purchased, the undisbursed portion of loans in process, net deferred loan origination fees and costs, fair value adjustments on loans acquired in a merger, and the allowance for credit losses. Interest income is accrued on the unpaid principal balance. Loan origination fees and costs are deferred and recognized as an adjustment to the yield of the related loans. For purchased loans, the related premium or discount is recognized over the contractual life of the purchased loan and is included as part of interest income. The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income is reversed. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management's judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

All of the loans acquired in connection with business combinations on the Company's balance sheet were acquired prior to the adoption of Accounting Standards Codification ("ASC") 320 on January 1, 2023. The accounting for these loans is described below.

Loans acquired in connection with business combinations are recorded at fair value with no carryover of any allowance for loan losses. Fair value of the loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest.

The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loan. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable discount. These purchased credit impaired (“PCI”) loans are accounted for under FASB’s Accounting Standards Codification (“ASC 310-30”, Loans and Debt Securities Acquired with Deteriorated Credit Quality). The non-accretable discount includes estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases in expected cash flows will require the Company to evaluate the need for an addition to the allowance for loan losses. Subsequent improvement in expected cash flows will result in the reversal of a corresponding amount of the non-accretable discount, which will then be reclassified as accretable discount to be recognized into interest income over the remaining life of the loan.

ASC 326 supersedes this guidance for PCI assets and replaces the concept with purchased credit deteriorated ("PCD") designation. PCD assets are acquired assets that as of the date of the acquisition have experienced a more than insignificant deterioration in credit quality since origination.

Loans acquired through business combinations that do not meet the specific criteria of ASC 310-30 are accounted for under ASC 310-20, Receivables - Nonrefundable Fees and Other Costs. These loans are initially recorded at fair value, and include premiums and discounts as acquisition accounting adjustments. These purchase premiums or discounts are subsequently amortized as an adjustment to yield over the estimated contractual lives of the loans. An allowance for credit losses is recorded for any credit deterioration in these loans subsequent to acquisition.

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

BV FINANCIAL, INC. AND SUBSIDIARIES

Allowance for Credit Losses

The ACL is an estimate of the expected credit losses for loans held for investment and for off-balance sheet exposures. ASC 326, "Financial Instruments-Credit Losses" requires an immediate recognition of the credit loss expected to occur over the lifetime of a financial asset whether originated or purchased. Charge-offs are recorded to the ACL when management believes the loan in uncollectible. Subsequent recoveries, if any, are credited to the ACL. Management believes the ACL is maintained in accordance with U.S. generally accepted accounting principles ("GAAP") and is in compliance with appropriate regulatory guidelines.

The ACL includes quantitative estimates of losses for collectively and individually evaluated loans. The quantitative estimate for collectively evaluated loans is determined using the average charge-off method that utilizes historical losses for all Maryland banks with assets less than $1 billion beginning in March 2000. The investor commercial real estate portfolio utilizes the national loss history for banks with assets less than $1 billion over the same time period. Adjustments are made to the historical loss factors for economic conditions, portfolio concentrations, collateral values, the level and trend of delinquent and problem loans and internal changes in staffing, loan policies and monitoring of the portfolio. Loans are selected for individual evaluation primarily based on their payment status and whether the loan has been placed on non-accrual. Loans on non-accrual status include all loans greater than 90 days delinquent and other loans with weaknesses sufficient for management to place these loans on non-accrual status.

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

The establishment of the allowance for credit losses is significantly affected by management's judgment and uncertainties, and there is a likelihood that different amounts would be reported under different conditions or assumptions. The Federal Deposit Insurance Corporation (the "FDIC") and the Maryland Office of the Commissioner of Financial Regulation, as an integral part of their examination process, periodically review the allowance for credit losses for reasonableness and, as a result of such reviews, we may be required to increase our ACL or recognize further loan charge-offs.

The calculation of ACL excludes accrued interest receivable balances because these balances are reversed in a timely manner against previously recognized interest income when a loan is placed on non-accrual status.

Loan Commitments and Allowance for Credit Losses on Off-Balance Sheet Credit Exposure

The Company's off-balance sheet credit instruments primarily consist of unfunded commitments on existing loans. The Company records a reserve for unfunded commitments on off-balance sheet credit exposures through a charge to the provision for credit loss expense. The reserve is estimated by loan segment at each measurement date under the ASC 326 model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur, and is included in Other Liabilities on the Company's consolidated balance sheets.

In the ordinary course of business, the Company has entered into commitments to extend credit. Such financial instruments are recorded on the balance sheet when they are funded.

Mortgage Loans Held for Sale

Mortgages originated for sale are carried at the lower of aggregate cost or fair value of each outstanding loan. Sales of loans are recorded when the proceeds are received. Any gain or loss is recorded in noninterest income. There were no mortgage loans held for sale on June 30, 2023, or December 31, 2022.

BV FINANCIAL, INC. AND SUBSIDIARIES

The Company sells certain of its mortgage loans on a best effort basis to third-party investors on a servicing released basis. Upon sale and delivery, loans are legally isolated from the Company and the Company has no ability to restrict or constrain the ability of third-party investors to pledge or exchange the mortgage loans. The Company does not have the entitlement or ability to repurchase the mortgage loans or unilaterally cause third party investors to put the mortgage loans back to the Company.

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

BV FINANCIAL, INC. AND SUBSIDIARIES

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

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the appropriate period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding as adjusted for the dilutive effect of stock options based on the treasury stock method. As of June 30, 2023 and June 30, 2022, the Company had 36,350 and 39,600 shares, respectively, of unexercised stock options. Options with an exercise price greater than the average market price of the common shares are excluded from the calculation as their effect would be anti-dilutive.

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

BV FINANCIAL, INC. AND SUBSIDIARIES

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

Recently Adopted Accounting Standards

On January 1, 2023, the Company adopted Accounting Standards Updates (ASU) 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASC 326 requires entities to estimate an allowance for credit losses (ACL) on certain types of financial instruments measured at amortized cost using a current expected credit losses (CECL) methodology, replacing the previously-required incurred loss methodology. It also applies to unfunded commitments to extend credit, including loan commitments, standby letters of credit, and other similar instruments. The impairment model for held-to-maturity and available-for-sale debt securities was modified and ASC 326 also provided for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The amendments of ASC 326, upon adoption, were applied on a modified retrospective basis, by recording an increase in the reported balance of loans and the allowance for credit losses on loans, an increase in the liability for credit losses on commitments to extend credit and reducing total equity of both the Company and the Bank. As a result of adopting ASC 326, the Company recorded a decrease to retained earnings, net of taxes, of $547,000. The addition to PCD loans and ACL upon adoption of ASC 326 was $3.8 million.

ASU Update 2022-02
On January 1, 2023, the Company adopted ASU 2022-02 –Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 eliminated the troubled debt restructurings ("TDRs") recognition and measurement guidance and, instead requires that an entity evaluate whether the modification represents a new loan or a continuation of an existing loan. The amendments enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. In addition, ASU Update 2022-02 requires that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases. The Company adopted ASU 2022-02 using a modified retrospective transition method for TDRs. The impact of adoption was immaterial. The disclosure amendments in the Update 2022-02 were applied prospectively.

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

BV FINANCIAL, INC. AND SUBSIDIARIES

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

BV FINANCIAL, INC. AND SUBSIDIARIES

A summary of the NASB transaction during the period ended December 31, 2022 follows:

ACQUISITION OF NORTH ARUNDEL SAVINGS BANK (NASB)

	As recorded
	by	Fair value		As recorded at
(dollars in thousands)	NASB	adjustments		acquisition

Fair Value of Equity Acquired				$5,460

Cash & Cash Equivalents	$8,521	$—		8,521
Securities held to maturity	772	12	(a)	784
Securities available for sale	1,500	(36)	(a)	1,464
Loans Receivable	34,258	(85)	(b)	34,173
Allowance for Loan Loss	(236)	236	(c)	—
Premises and equipment	258	1,017	(d)	1,275
Core deposit intangible	—	85	(e)	85
Deferred Taxes	49	198	(f)	247
Other Assets	1,259	—		1,259
Total Assets Acquired	46,381	1,427		47,808

Liabilities assumed
Deposits	40,321	439	(g)	40,760
Advance payments by borrowers for taxes and insurance	121	—		121
Accrued Expenses and other liabilities	127	—		127
Total liabilities assumed	$40,569	$439		$41,008
Net assets acquired				$6,800
Bargain purchase gain recorded at merger				$1,340

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

The NASB was a merger transaction with a mutual bank and, thus, no consideration was given.

BV FINANCIAL, INC. AND SUBSIDIARIES

Note 3 - Securities

Securities available for sale at June 30, 2023 and December 31, 2022 consisted of the following:

	June 30, 2023
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Available for sale
Agencies	$4,001	$—	$20	$3,981
Corporate securities	1,720	—	259	1,461
Mortgage-backed securities	31,479	—	2,854	28,625
Total	$37,200	$—	$3,133	$34,067

	December 31, 2022
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Available for sale
Corporate securities	$2,218	$—	$286	$1,932
Mortgage-backed securities	34,045	—	2,943	31,102
Total	$36,263	$—	$3,229	$33,034

The Company pledged securities with an amortized cost of $40.8 million and a fair value of $37.5 million at June 30, 2023 to secure deposits from municipalities. At December 31, 2022, the Company pledged securities with an amortized cost of $40.2 million and a fair value of $36.9 million to secure deposits from municipalities.

Securities held to maturity at June 30, 2023 and December 31, 2022 consisted of the following:

	June 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Held to maturity
Corporate securities (1)	$3,193	$—	$661	$2,532
Agencies	4,006	—	56	3,950
Mortgage-backed securities	3,126	2	435	2,693
Total	$10,325	$2	$1,152	$9,175

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Held to maturity
Corporate securities	$3,200	$—	$408	$2,792
Agencies	4,009	—	25	3,984
Mortgage-backed securities	3,252	3	371	2,884
Total	$10,461	$3	$804	$9,660

(1) Amount is net of CECL credit reserve of $7,000 at June 30, 2023.

BV FINANCIAL, INC. AND SUBSIDIARIES

The amortized cost and fair value of securities as of June 30, 2023 and December 31, 2022, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without prepayment penalties.

	June 30, 2023
	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	cost	value	cost	value

Maturing
Due under one year	$6,503	$6,413	$—	$—
Due after one year through five years	7,303	6,956	4,038	3,980
Due after five years through ten years	7,599	7,153	3,790	3,080
Due after ten years	15,795	13,545	2,504	2,122
Total	$37,200	$34,067	$10,332	$9,182

	December 31, 2022
	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	cost	value	cost	value

Maturing
Due under one year	$509	$502	$—	$—
Due after one year through five years	9,986	9,477	4,042	4,015
Due after five years through ten years	9,160	8,631	3,840	3,383
Due after ten years	16,608	14,424	2,579	2,262
Total	$36,263	$33,034	$10,461	$9,660

All mortgage-backed securities are guaranteed by Freddie Mac, Fannie Mae or Ginnie Mae.

BV FINANCIAL, INC. AND SUBSIDIARIES

Investment securities with unrealized losses for continuous periods of less than 12 months and 12 months or longer are as follows:

	Less than 12 months		Over 12 months		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
June 30, 2023	losses	value	losses	value	losses	value
(dollars in thousands)
Available for sale
Corporate securities	$—	$—	$259	$711	$259	$711
Agency securities	20	3,981	—	—	20	3,981
Mortgage-backed securities	7	2,493	2,847	26,132	2,854	28,625
Total	$27	$6,474	$3,106	$26,843	$3,133	$33,317

Held to maturity
Corporate securities	$—	$—	$661	$2,539	$661	$2,539
Agency securities	55	3,951	—	—	55	3,951
Mortgage-backed securities	7	242	428	2,396	435	2,638
Total	$62	$4,193	$1,089	$4,935	$1,151	$9,128

	Less than 12 months		Over 12 months		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
December 31, 2022	losses	value	losses	value	losses	value
(dollars in thousands)
Available for sale
Corporate securities	$286	$1,182	$—	$—	$286	$1,182
Mortgage-backed securities	535	10,595	2,408	20,400	2,943	30,995
Total	$821	$11,777	$2,408	$20,400	$3,229	$32,177

Held to maturity
Corporate securities	$244	$1,706	$164	$1,086	$408	$2,792
Agency securities	25	3,984	—	—	25	3,984
Mortgage-backed securities	371	2,811	—	—	371	2,811
Total	$640	$8,501	$164	$1,086	$804	$9,587

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

We monitor the credit quality of HTM debt securities through both internal analysis performed on a quarterly basis and credit ratings when available. The following table reflects the credit ratings for the HTM debt securities at June 30, 2023.

(dollars in thousands)	AAA	A-	BBB/BBB+	BBB-	Not Rated	Total

Corporate Securities	$—	$499	$1,496	$699	$499	$3,193
Securities issued by Agencies of the U.S. Government	4,006	—	—	—	—	4,006
Mortgage-backed securities issued by GSEs and GNMA	3,126	—	—	—	—	3,126
	$7,132	$499	$1,496	$699	$499	$10,325

BV FINANCIAL, INC. AND SUBSIDIARIES

The following table provides a breakdown of our HTM debt securities by year of origination at June 30, 2023.

(dollars in thousands)	Total	2022	2021	2020	2019	2018	Prior
Corporate Securities	$3,193	$748	$2,445	$—	$—	$—	$—
Securities issued by Agencies of the U.S. Government	4,006	4,006	—	—	—	—	—
Mortgage-backed securities issued by GSEs and GNMA	3,126	1,829	171	—	—	—	1,126
	$10,325	$6,583	$2,616	$—	$—	$—	$1,126

The following table is a roll forward of our allowance for credit losses on HTM debt securities at June 30, 2023.

(dollars in thousands)
Beginning Balance	$—
Impact of adopting ASC 326	10
(Recovery) for credit losses	(3)
Ending Balance	$7

BV FINANCIAL, INC. AND SUBSIDIARIES

Note 4 – Loans Receivable

Portfolio loans, net of deferred costs and fees, are summarized by type as follows at June 30, 2023 and December 31, 2022:

	Period Ended
	June 30, 2023		December 31, 2022
(dollars in thousands)	Amount	Percent	Amount	Percent
Real estate
One to four family - owner occupied	$135,680	19.30%	$137,742	20.73%
One to four family - non owner occupied	113,006	16.08%	125,065	18.82%
Commercial owner occupied	100,333	14.27%	91,853	13.82%
Commercial investor	270,262	38.44%	226,854	34.14%
Construction and land	20,467	2.91%	17,937	2.70%
Farm loans	13,324	1.90%	13,823	2.08%
Total real estate loans	653,072	92.90%	613,274	92.29%

Marine loans	16,266	2.31%	15,791	2.38%
Other consumer	2,154	0.31%	2,361	0.36%
Guaranteed by U.S. Government	4,544	0.65%	4,933	0.74%
Commercial	26,942	3.83%	28,052	4.23%
Total consumer and commercial	49,906	7.10%	51,137	7.71%

Total loans	702,978	100.0%	664,411	100.0%
Less:
Deferred origination fees, net	—		(1,467)
Allowance for credit losses	(8,163)		(3,813)
Total consumer and commercial	$694,815		$659,131

Net deferred loan origination fees and costs at June 30, 2023 totaled $1.6 million.

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

Guaranteed by the U.S. Government – Loans guaranteed by the U.S. Government present similar risks as reflected in the other categories mentioned herein. However, the primary differentiating factor is that an explicit guarantee is provided by the government therefore substantially mitigating any risk of loss in the event of credit deterioration. Guaranteed by the

BV FINANCIAL, INC. AND SUBSIDIARIES

U.S. Government loans in the table above include $330,000 and $488,000 of Paycheck Protection Program ("PPP") loans at June 30, 2023 and December 31, 2022, respectively. The PPP loans are 100% guaranteed by the Small Business Administration ("SBA"). A substantial portion of these loans are expected to be forgiven by the SBA. Due to the guarantee from the federal government and nature of the PPP initiative, there is no allowance for credit losses recorded for PPP loans.

Commercial – Commercial loans are secured or unsecured loans for business purposes. Loans are typically secured by accounts receivable, inventory, equipment and/or other assets of the business. Credit risk arises from the successful operation of the business which may be affected by competition, rising interest rates, regulatory changes and adverse conditions in the local and regional economy.

BV FINANCIAL, INC. AND SUBSIDIARIES

Non-accrual loans as of June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023			December 31, 2022
	No	With an		No	With an
(dollars in thousands)	Allowance	Allowance	Total	Allowance	Allowance	Total
Real estate
One to four family - owner occupied	$1,469	$—	$1,469	$1,371	$—	$1,371
One to four family - non owner occupied	724	—	724	585	—	585
Commercial owner occupied	770	—	770	2,167	—	2,167
Commercial investor	1,219	—	1,219	1,433	—	1,433
Construction and land	344	—	344	247	—	247
Farm loans	—	—	—	—	—	—
Total real estate loans	4,526	—	4,526	5,803	—	5,803

Marine loans	—	—	—	59	—	59
Other consumer	17	—	17	22	—	22
Guaranteed by U.S. Government	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Total consumer and commercial loans	17	—	17	81	—	81

Total nonaccrual loans	$4,543	$—	$4,543	$5,884	$—	$5,884

Non-accrual loans decreased $1.4 million from $5.9 million, or 0.88% of total loans, at December 31, 2022 to $4.5 million, or 0.65% of total loans, at June 30, 2023. Loans can be current but classified as non-accrual due to customer operating results or payment history. All interest accrued but not collected from loans that are placed on non-accrual or charged-off is reversed against interest income. In accordance with the Company’s policy, such interest income is recognized on a cash basis or cost-recovery method, until qualifying for return to accrual status.

The Company considers a loan to be past due or delinquent when the terms of the contractual obligation are not met by the borrower. An analysis of days past due loans as of June 30, 2023 follows:

	June 30, 2023
	30 - 59	60 - 89	90+
	Days	Days	Days	Total	Current	Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Real estate
One to four family - owner occupied	$372	$514	$733	$1,619	$134,061	$135,680
One to four family - non owner occupied	30	—	542	572	112,434	113,006
Commercial owner occupied	—	758	—	758	99,575	100,333
Commercial investor	300	—	—	300	269,962	270,262
Construction and land	—	88	257	345	20,122	20,467
Farm loans	—	—	—	—	13,324	13,324
Total real estate loans	702	1,360	1,532	3,594	649,478	653,072

Marine loans	—	—	—	—	16,266	16,266
Other consumer	89	3	7	99	2,055	2,154
Guaranteed by U.S. Government	—	—	—	—	4,544	4,544
Commercial	—	—	—	—	26,942	26,942
Total consumer and commercial loans	89	3	7	99	49,807	49,906

Total loans	$791	$1,363	$1,539	$3,693	$699,285	$702,978

BV FINANCIAL, INC. AND SUBSIDIARIES

An analysis of days past due loans as of December 31, 2022 follows:

	December 31, 2022
	30 - 59	60 - 89	90+
	Days	Days	Days	Total	Current	Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Real estate
One to four family - owner occupied	$2,311	$793	$896	$4,000	$133,742	$137,742
One to four family - non owner occupied	777	170	379	1,326	123,739	125,065
Commercial owner occupied	1,048	103	2,056	3,207	88,646	91,853
Commercial investor	310	—	1,433	1,743	225,111	226,854
Construction and land	—	43	160	203	17,734	17,937
Farm loans	—	—	—	—	13,823	13,823
Total real estate loans	4,446	1,109	4,924	10,479	602,795	613,274

Marine loans	—	—	59	59	15,732	15,791
Other consumer	65	—	—	65	2,296	2,361
Guaranteed by U.S. Government	—	—	—	—	4,933	4,933
Commercial	—	—	—	—	28,052	28,052
Total consumer and commercial loans	65	—	59	124	51,013	51,137

Total loans	$4,511	$1,109	$4,983	$10,603	$653,808	$664,411

Allowance for Credit Losses ("ACL")

The following tables detail activity in the ACL at and for the three and six months ended June 30, 2023 and the allowance for loan losses at and for the three and six months ended June 30, 2022. An allocation of the allowance to one category of loans does not prevent the Company from using that allowance to absorb losses in a different category.

Three Months Ended	June 30, 2023
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions (recovery)	Ending Balance
Real estate
One to four family - owner occupied	$1,470	$—	$17	$(145)	$1,342
One to four family - non owner occupied	939	—	11	262	1,212
Commercial owner occupied	444	—	—	15	459
Commercial investor	3,791	—	—	(7)	3,784
Construction and land	594	—	148	(262)	480
Farm loans	152	—	—	(7)	145
Total real estate loans	7,390	—	176	(144)	7,422

Marine loans	406	—	—	45	451
Other consumer	—	(59)	10	49	0
Commercial	299	—	2	(11)	290
Total consumer and commercial	705	(59)	12	83	741

Total loans	$8,095	$(59)	$188	$(61)	$8,163

The following table summarized the ACL activity for the three months ended June 30, 2023.

(dollars in thousands)
Provision for Credit Losses - loans	$(61)
Reduction in allowance for securities - HTM	(1)
Reduction in allowance for credit losses - unfunded commitments	(88)
Provision for credit losses per the consolidated statement of income	$(150)

BV FINANCIAL, INC. AND SUBSIDIARIES

Three Months Ended	June 30, 2022
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions (recovery)	Ending Balance
Real estate
One to four family - owner occupied	$259	$(1)	$6	$11	$275
One to four family - non owner occupied	695	—	13	(114)	594
Commercial owner occupied	280	—	—	(72)	208
Commercial investor	1,225	—	—	594	1,819
Construction and land	93	—	5	(22)	76
Farm loans	2	—	—	—	2
Total real estate loans	2,554	(1)	24	397	2,974

Marine loans	47	—	—	10	57
Other consumer	20	(26)	4	17	15
Guaranteed by U.S. Government	—	—	—	—	—
Commercial	45	(8)	—	21	58
Total consumer and commercial	112	(34)	4	48	130

Total loans	$2,666	$(35)	$28	$445	$3,104

Six Months Ended	June 30, 2023
(dollars in thousands)	Beginning Balance	Impact of ASC 326 Adoption	Charge-offs	Recoveries	Provisions	Ending Balance
Real estate
One to four family - owner occupied	$344	$1,117	$—	$26	$(145)	$1,342
One to four family - non owner occupied	562	356	—	31	263	1,212
Commercial owner occupied	366	78	—	—	15	459
Commercial investor	2,272	1,506	—	—	6	3,784
Construction and land	93	496	—	153	(262)	480
Farm loans	17	135	—	—	(7)	145
Total real estate loans	3,654	3,688	—	210	(130)	7,422

Marine and other consumer loans	68	336	(59)	13	93	451
Guaranteed by U.S. Government	—	—	—	—	—	—
Commercial	91	208	—	2	(11)	290
Total consumer and commercial	159	544	(59)	15	82	741

Total loans	$3,813	$4,232	$(59)	$225	$(48)	$8,163

The following table summarized the ACL activity for the 6 months ended June 30, 2023.

(dollars in thousands)
Provision for Credit Losses - loans	$(48)
Reduction in allowance for securities - HTM	(4)
Reduction in allowance for credit losses - unfunded commitments	(95)
Provision for credit losses per the consolidated statement of income	$(147)

Six Months Ended	June 30, 2022
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions (recovery)	Ending Balance
Real estate
One to four family - owner occupied	$259	$(7)	$32	$(9)	$275
One to four family - non owner occupied	695	—	31	(132)	594
Commercial owner occupied	280	—	—	(72)	208
Commercial investor	1,225	(9)	—	603	1,819
Construction and land	93	—	10	(27)	76
Farm loans	2	—	—	—	2
Total real estate loans	2,554	(16)	73	363	2,974

Marine loans	47	—	—	10	57
Other consumer	20	(28)	8	15	15
Guaranteed by U.S. Government	—	—	—	—	—
Commercial	45	—	—	13	58
Total consumer and commercial	112	(28)	8	38	130

Total loans	$2,666	$(44)	$81	$401	$3,104

BV FINANCIAL, INC. AND SUBSIDIARIES

Term Loans by Origination Year

(dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at June 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
One to four family - owner occupied
Pass	$3,898	$6,711	$14,909	$10,260	$10,300	$77,760	$11,067	$134,905
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	167	—	21	540	47	775
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One to four family - owner occupied	$3,898	$6,711	$15,076	$10,260	$10,321	$78,300	$11,114	$135,680
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

One to four family - non owner occupied
Pass	$11,333	$31,009	$23,459	$11,633	$8,176	$24,867	$—	$110,477
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	2,529	—	2,529
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One to four family - non owner occupied	$11,333	$31,009	$23,459	$11,633	$8,176	$27,396	$—	$113,006
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Commercial owner occupied
Pass	$15,335	$17,051	$17,024	$6,117	$5,252	$33,220	$—	$93,999
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	960	1,519	3,855	—	6,334
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial owner occupied	$15,335	$17,051	$17,024	$7,077	$6,771	$37,075	$—	$100,333
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Commercial investor
Pass	$39,175	$92,458	$72,294	$24,417	$10,330	$25,564	$—	$264,238
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	6,024	—	6,024
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial investor	$39,175	$92,458	$72,294	$24,417	$10,330	$31,588	$—	$270,262
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Construction and land
Pass	$2,024	$12,215	$2,641	$676	$60	$784	$—	$18,400
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	1,590	160	317	—	2,067
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Construction and land	$2,024	$12,215	$2,641	$2,266	$220	$1,101	$—	$20,467
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Farm loans
Pass	$—	$4,101	$457	$265	$2,703	$5,798	$—	$13,324
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Farm loans	$—	$4,101	$457	$265	$2,703	$5,798	$—	$13,324
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Marine loans
Pass	$1,903	$2,235	$6,640	$1,977	$216	$3,295	$—	$16,266
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Marine loans	$1,903	$2,235	$6,640	$1,977	$216	$3,295	$—	$16,266
Current Period Gross Write-off	$—	$—	$—	$—	$—	$(58)	$—	$(58)

Other consumer
Pass	$300	$200	$177	$56	$201	$1,203	$—	$2,137
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	17	—	17
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Other consumer	$300	$200	$177	$56	$201	$1,220	$—	$2,154
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$(1)	$(1)

Guaranteed by U.S. Government
Pass	$—	$-	$294	$28	$472	$3,750	$—	$4,544
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Guaranteed by U.S. Government	$—	$—	$294	$28	$472	$3,750	$—	$4,544
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$482	$10,077	$6,672	$3,614	$1,047	$4,335	$—	$26,227
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	715	—	715
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial	$482	$10,077	$6,672	$3,614	$1,047	$5,050	$—	$26,942
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

BV FINANCIAL, INC. AND SUBSIDIARIES

(dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at June 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Total Loans
Pass	$74,450	$176,057	$144,567	$59,043	$38,758	$180,576	$11,067	$684,518
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	167	2,550	1,699	13,997	47	18,460
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total loans	$74,450	$176,057	$144,734	$61,593	$40,457	$194,573	$11,114	$702,978

Term Loans by Origination Year

(dollars in thousands)	Term Loans by Origination Year
Balance at December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving	Total
One to four family - owner occupied
Pass	$7,009	$14,907	$10,742	$10,708	$8,285	$73,585	$11,674	$136,910
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	783	49	832
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One to four family - owner occupied	$7,009	$14,907	$10,742	$10,708	$8,285	$74,368	$11,723	$137,742

One to four family - non owner occupied
Pass	$45,369	$27,088	$12,325	$7,337	$5,224	$23,369	$—	$120,712
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	1,598	853	1,902	—	4,353
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One to four family - non owner occupied	$45,369	$27,088	$12,325	$8,935	$6,077	$25,271	$—	$125,065

Commercial owner occupied
Pass	$17,678	$17,244	$6,299	$5,590	$11,502	$25,610	$—	$83,923
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	979	1,534	936	4,481	—	7,930
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial owner occupied	$17,678	$17,244	$7,278	$7,124	$12,438	$30,091	$—	$91,853

Commercial investor
Pass	$83,975	$74,933	$24,133	$11,369	$3,500	$22,186	$—	$220,096
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	4,836	1,922	—	6,758
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial investor	$83,975	$74,933	$24,133	$11,369	$8,336	$24,108	$—	$226,854

Construction and land
Pass	$10,135	$3,338	$1,376	$77	$—	$986	$—	$15,912
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	1,598	160	—	267	—	2,025
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Construction and land	$10,135	$3,338	$2,974	$237	$—	$1,253	$—	$17,937

Farm loans
Pass	$4,165	$657	$266	$2,752	$455	$5,528	$—	$13,823
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Farm loans	$4,165	$657	$266	$2,752	$455	$5,528	$—	$13,823

Marine loans
Pass	$2,486	$7,413	$2,028	$223	$1,145	$2,437	$—	$15,732
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	59	—	59
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Marine loans	$2,486	$7,413	$2,028	$223	$1,145	$2,496	$—	$15,791

Other consumer
Pass	$495	$212	$78	$216	$9	$1,329	$—	$2,339
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	22	—	22
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Other consumer	$495	$212	$78	$216	$9	$1,351	$—	$2,361

Guaranteed by U.S. Government
Pass	$—	$304	$175	$525	$840	$3,089	$—	$4,933
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Guaranteed by U.S. Government	$—	$304	$175	$525	$840	$3,089	$—	$4,933

Commercial
Pass	$10,301	$6,885	$5,116	$1,225	$1,798	$2,282	$—	$27,607

BV FINANCIAL, INC. AND SUBSIDIARIES

Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	445	—	445
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial	$10,301	$6,885	$5,116	$1,225	$1,798	$2,727	$—	$28,052

(dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving	Total
Total Loans
Pass	$181,613	$152,981	$62,538	$40,022	$32,758	$160,401	$11,674	$641,987
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	2,577	3,292	6,625	9,881	49	22,424
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total loans	$181,613	$152,981	$65,115	$43,314	$39,383	$170,282	$11,723	$664,411

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

Through our loan evaluation process, we have identified certain loans for which the primary source of loan repayment may no longer be a viable option. The Company is dependent on the liquidation of the collateral to provide funds for repayment of the loan. The following table shows the loans determined by management to be collateral dependent at June 30, 2023.

(dollars in thousands)	Real Estate	Business\Other Assets
One to four family - owner occupied	$1,469	$—
One to four family - non-owner occupied	724	—
Commercial owner occupied real estate	770	—
Commercial investor real estate	1,219	—
Construction and land	344	—
Marine and other consumer	—	17
Total	$4,526	$17

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

The following is a summary of impaired loans by class of loans as of December 31, 2022:

	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
With an allowance recorded
Real estate loans
One to four family - owner occupied	$100	$100	$28	$103	$4
One to four family - non-owner occupied	70	70	2	71	4
Total	170	170	30	174	8

With no allowance recorded
Real estate loans
One to four family - owner occupied	1,956	1,956	—	2,789	93
One to four family - non-owner occupied	585	585	—	632	39
Commercial owner occupied	1,854	1,854	—	1,406	77
Commercial investor	1,432	1,432	—	1,889	99
Construction and land	248	248	—	203	26
Marine Loans	59	59	—	15	3
Other consumer	45	49	—	56	7
Guaranteed by the U.S. Government	—	—	—	15	—
Commercial	—	—	—	2	—
Total	6,179	6,183	—	7,007	344

Combined
Real estate loans
One to four family - owner occupied	2,056	2,056	28	2,892	97
One to four family - non-owner occupied	655	655	2	703	43
Commercial owner occupied	1,854	1,854	—	1,406	77
Commercial investor	1,432	1,432	—	1,889	99
Construction and land	248	248	—	203	26
Marine Loans	59	59	—	15	3
Other consumer	45	49	—	56	7
Guaranteed by the U.S. Government	—	—	—	15	—
Commercial	—	—	—	2	—
Total	$6,349	$6,353	$30	$7,181	$352

Loans that are modified to make concessions to help a borrower remain current and/or to avoid foreclosure are classified as TDR. Generally, we do not forgive principal or interest on a loan or modify the interest rate on loans to below market rates. When we modify loans in a TDR, we evaluate any possible impairment similar to other impaired loans. If we determine that the value of the modified loan is less than the recorded investment in the loan, impairment is recognized. The Company has no commitments to lend additional funds to borrowers whose loans have been modified.

The status of TDRs as of December 31, 2022 follows:

		December 31, 2022
		Recorded Investment
(dollars in thousands)	Number of Contracts	Performing	Non-Performing	Total
Real estate loans
One to four family - owner occupied	8	$559	$256	$815
One to four family - non-owner occupied	1	70	—	70
Commercial owner occupied real estate	2	320	—	320
Commercial investor real estate	1	205	—	205
Other Consumer	1	23	—	23
Total	13	$1,177	$256	$1,433

The following TDRs were modified during the year ended December 31, 2022:

		December 31, 2022
		Recorded Investment
(dollars in thousands)	Number of Contracts	Performing	Non-Performing	Total
Real estate loans
One to four family - owner occupied	1	$29	$-	$29
Total	1	$29	$-	$29

BV FINANCIAL, INC. AND SUBSIDIARIES

Borrowers experiencing financial difficulty ("BEFD") modifications included in the individually assessed loan schedules above, as of June 30, 2023 are as follows:

(dollars in thousands)	Number of Loans	Amortized Cost
One to four family - owner occupied	5	$702
One to four family - non owner occupied	1	132
Commercial investor real estate	1	1,219
Total accrual BEFD modification loans	7	$2,053

Modifications on non-accrual	2	$1,265

All BEFD modifications were loan term extensions. There were two loans, both on non-accrual, that had payment defaults in the past 12 months.

BV FINANCIAL, INC. AND SUBSIDIARIES

Note 5 - Goodwill And Other Intangible Assets

Goodwill and other intangible assets are presented in the tables below.

(dollars in thousands)	As of June 30, 2023	As of December 31, 2022

Goodwill	$14,420	$14,420

	June 30, 2023			December 31, 2022
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net

Core deposit intangible	$1,868	$766	$1,102	$1,868	$673	$1,195

As of June 30, 2023 future estimated annual amortization expense is as follows:

Year ending
(dollars in thousands)
2023	$91
2024	180
2025	180
2026	180
2027	180
Thereafter	291
Total Estimated Amortization Expense	$1,102

Management performed its annual analysis of goodwill and core deposit intangibles ("CDI") during the fourth quarter of 2022 and concluded that there was no impairment at December 31, 2022. At June 30, 2023, management's analysis concluded that there were no changes in the Company's financial statements or operations subsequent to the fourth quarter 2022 annual analysis that would indicate that it was more likely than not that goodwill or CDI was impaired.

Note 6 – Foreclosed Real Estate (Other Real Estate Owned (“OREO”))

OREO assets are presented net of the valuation allowance. The Company considers OREO as classified assets for regulatory and financial reporting. OREO carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related selling costs. The Company had OREO of $555,000 and $2.0 million at June 30, 2023 and December 31, 2022, respectively.

During the six months ended June 30, 2023 and June 30, 2022, the Company incurred OREO expenses of $159,000 and $58,000, respectively.

The Company had $33,000 and $114,000 in loans secured by residential real estate for which formal foreclosure proceedings were in process as of June 30, 2023 and December 31, 2022, respectively.

The table below shows the OREO roll forward balance as of June 30, 2023.

(dollars in thousands)	June 30, 2023	December 31, 2022
Beginning of period balance	$1,987	$1,987
Improvements and additions	57	—
Proceeds from sale	(2,167)	—
Gain (loss) on sale	678	—
End of period balance	$555	$1,987

BV FINANCIAL, INC. AND SUBSIDIARIES

Note 7 - Deposits

Deposits consisted of the following:

	June 30, 2023		December 31, 2022
(dollars in thousands)	Balance	Percentage	Balance	Percentage
Noninterest-bearing checking accounts	$145,686	21.75%	$167,202	24.43%
Interest-bearing checking accounts	85,935	12.82%	96,829	14.14%
Money market accounts	85,996	12.83%	102,301	14.94%
Savings accounts	160,734	23.99%	171,772	25.09%
Certificates of deposit	191,713	28.61%	146,514	21.40%
Total deposits	$670,064	100.00%	$684,618	100.00%

At June 30, 2023, the Bank had two account relationships from local government entities that comprised 3.5% and 3.2% of total deposits, respectively.

At June 30, 2023 and December 31, 2022, the Bank had $47.9 million and $28.6 million in certificates of deposits of $250,000 or more, respectively. Deposits in excess of $250,000 may not be insured by the FDIC.

(dollars in thousands)	June 30, 2023
Within one year	$124,258
Year 2	34,652
Year 3	15,718
Year 4	4,710
Year 5	12,159
Thereafter	216
Total certificates of deposit	$191,713

Note 8 - Borrowings

A summary of the Company’s borrowings at June 30, 2023 and December 31, 2022 are indicated as follows:

		June 30, 2023		December 31, 2022
(dollars in thousands)	Maturity	Balance	Rate	Balance	Rate

Federal Home Loan Bank Advances	2023	$37,500	5.32%	$12,000	4.58%
BV Financial Inc. Series 2020 Notes	2030	35,000	4.88%	35,000	4.88%
Easton Capital Trust I	2034	3,093	Libor + 2.85%	3,093	Libor + 2.85%
Total Borrowings, gross		75,593		50,093
Less: Debt issuance costs		(350)		(427)
Add: net fair value adjustment		(598)		(627)
Total Borrowings, net		$74,645		$49,039

Note 9 – Lease Commitments And Contingencies

Operating Leases

The Company's, operating lease agreements are primarily for leases of branches and office space. Topic 842 requires operating lease agreements to be recognized on the consolidated balance sheet as a right-of-use-asset with a corresponding lease liability.

BV FINANCIAL, INC. AND SUBSIDIARIES

The table below details the Right of Use asset (net of accumulated amortization), lease liability and other information related to the Company's operating leases:

	Consolidated Balance
(dollars in thousands)	Sheet Classification	June 30, 2023	December 31, 2022

Operating lease right of use asset	Other assets	$539	$617
Operating lease liabilities	Other liabilities	$569	$645

Other information related to leases:
Weighted average remaining lease term of operating leases		3.6 years	4.1 years
Weighted average discount rate of operating leases		3.96%	3.96%

The table below details the Company's lease cost, which is included in occupancy expense in the Consolidated Statements of Income.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022

Operating lease cost	$60	$74	$114	$155

Cash paid for lease liability	$44	$50	$88	$90

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

(dollars in thousands)	As of June 30, 2023
Lease payments due:
Within one year	$152
After one but within two years	140
After two but within three years	140
After three but within four years	99
After four but within five years	16
After five years	—
Total undiscounted lease payments	547
Add: imputed interest	22
Present value of operating lease liabilities	$569

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

					To be well
					capitalized under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
As of June 30, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Tier 1 Leverage ratio	$115,569	13.68%	$33,780	4.00%	$42,250	5.00%

Tier 1 capital (to risk-weighted assets)	$115,569	17.05%	$71,824	8.50%	$67,599	8.00%

Common Equity Tier 1 Capital Ratio (to risk-weighted assets)	$115,569	17.05%	$59,149	7.00%	$54,924	6.50%

Total Capital ratio (to risk-weighted assets)	$123,919	18.29%	$88,724	10.50%	$84,499	10.00%

					To be well capitalized under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
As of December 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Tier 1 Leverage ratio	$109,939	13.39%	$32,845	4.00%	$41,057	5.00%

Tier 1 capital (to risk-weighted assets)	$109,939	16.76%	$55,762	8.50%	$52,482	8.00%

Common Equity Tier 1 Capital Ratio (to risk-weighted assets)	$109,939	16.76%	$45,922	7.00%	$42,642	6.50%

Total Capital ratio (to risk-weighted assets)	$113,757	17.34%	$68,883	10.50%	$65,602	10.00%

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

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s quarterly valuation process. Intra-quarter transfers in and out of level 3 assets and liabilities recorded at fair value on a recurring basis are disclosed. There were no such transfers during the quarter ended June 30, 2023 or the year ended December 31, 2022.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets as of June 30, 2023 and December 31, 2022 measured at fair value on a recurring basis.

		Level 1	Level 2	Level 3
		Quoted prices	Significant	Significant
		in active	other	other
		markets for	observable	unobservable
As of June 30, 2023	Total	identical assets	inputs	inputs
	(dollars in thousands)
Securities available for sale
Agency Securities	$3,981	$—	$3,981	$—
Corporate securities	1,461	—	1,461	—
Mortgage-backed securities	28,625	—	28,625	—
	$34,067	$—	$34,067	$—

		Level 1	Level 2	Level 3
		Quoted prices	Significant	Significant
		in active	other	other
		markets for	observable	unobservable
As of December 31, 2022	Total	identical assets	inputs	inputs
	(dollars in thousands)
Securities available for sale
Corporate securities	$1,932	$—	$1,932	$—
Mortgage-backed securities	31,102	—	31,102	—
	$33,034	$—	$33,034	$—

The Company may be required to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a non recurring basis as of June 30, 2023 and December 31, 2022 were included in the tables below.

BV FINANCIAL, INC. AND SUBSIDIARIES

		Level 1	Level 2	Level 3
		Quoted prices	Significant	Significant
		in active	other	other
		markets for	observable	unobservable
As of June 30, 2023	Total	identical assets	inputs	inputs
(dollars in thousands)
Individually evaluated loans	$4,543	$—	$—	$4,543
Foreclosed real estate and repossessed assets	555	—	—	555
	$5,098	$—	$—	$5,098

		Level 1	Level 2	Level 3
		Quoted prices	Significant	Significant
		in active	other	other
		markets for	observable	unobservable
As of December 31, 2022	Total	identical assets	inputs	inputs
(dollars in thousands)
Impaired loans	$6,349	$—	$—	$6,349
Foreclosed real estate and repossessed assets	1,987	—	—	1,987
	$8,336	$—	$—	$8,336

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

The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Therefore, any aggregate unrealized gains or losses should not be interpreted as a forecast of future earnings or cash flows. Furthermore, the fair values disclosed should not be interpreted as the aggregate current value of the Company.

The Company’s estimated fair values of financial instruments are presented in the following table.

		June 30, 2023		December 31, 2022
	Fair value	Carrying	Fair	Carrying	Fair
(dollars in thousands)	hierarchy	amount	value	amount	value

Financial assets
Cash and cash equivalents	Level 1	$110,267	$110,267	$68,652	$68,652
Securities held to maturity	Level 2	10,325	9,175	10,461	9,660
Securities held to available for sale	Level 2	34,067	34,067	33,034	33,034
Federal Home Loan Bank of Atlanta stock	Level 2	2,052	2,052	977	977
Mortgage Loans Held for sale	Level 2	—	—	—	—
Loans receivable	Level 3	694,815	672,205	659,131	639,027
Accrued interest receivable	Level 2	3,193	3,193	2,952	2,952

Financial liabilities
Deposits	Level 3	$670,064	$665,370	$684,618	$551,348
FHLB Borrowings	Level 3	37,500	37,500	12,000	11,976
Subordinated Debentures	Level 3	37,145	30,320	37,039	33,595
Accrued interest payable	Level 2	389	389	110	110

BV FINANCIAL, INC. AND SUBSIDIARIES

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

As of three and six months ended June 30, 2023, and 2022, there were no, unvested restricted stock and performance stock unit awards which were excluded from the calculation as their effect would be anti-dilutive. Basic and diluted earnings per share have been computed based on weighted-average common and common equivalent shares outstanding as follows:

	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2023		2022		2023		2022
(dollars in thousands, except per share data)	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net income	$3,899	$3,899	$2,765	$2,765	$7,014	$7,014	$5,182	$5,182
Weighted average common shares outstanding	7,430	7,430	7,411	7,411	7,426	7,426	7,400	7,400
Dilutive securities
Stock options	—	21	—	24	—	24	—	24
Adjusted weighted average shares outstanding	7,430	7,451	7,411	7,435	7,426	7,450	7,400	7,424
Earnings-per share amount	$0.52	$0.52	$0.37	$0.37	$0.94	$0.94	$0.70	$0.70

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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022

Current expense
Federal	$623	$246	$1,430	$1,060
State	310	181	669	526
Total Current Expense	933	427	2,099	1,586
Deferred expense	381	242	406	160
Income tax expense	$1,314	$669	$2,505	$1,746

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

Allowance for Credit Losses

On January 1, 2023, the Company adopted Accounting Standards Updates (ASU) 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” Accounting Standards Codification ("ASC") 326 requires entities to estimate an allowance for credit losses ("ACL") on certain types of financial instruments measured at amortized cost using a current expected credit losses ("CECL") methodology, replacing the prior-required incurred loss methodology. It also applies to unfunded commitments to extend credit, including loan commitments, standby letters of credit, and other similar instruments. The impairment model for available-for-sale debt securities was modified and ASC 326 also provided for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The amendments of ASC 326, upon adoption, were applied on a modified retrospective basis, by recording an increase in the reported balance of loans and the allowance for credit losses on loans, an increase in the liability for credit

BV FINANCIAL, INC. AND SUBSIDIARIES

losses on commitments to extend credit and reducing total equity of both the Company and the Bank. As a result of adopting ASC 326, the Company recorded a decrease to retained earnings, net of taxes, of $547,000.

The ACL is an estimate of the expected credit losses for loans held for investment and for off-balance sheet exposures. ASC 326, "Financial Instruments-Credit Losses" requires an immediate recognition of the credit loss expected to occur over the lifetime of a financial asset whether originated or purchased. Charge-offs are recorded to the ACL when management believes the loan in uncollectible. Subsequent recoveries, if any, are credited to the ACL. Management believes the ACL is maintained in accordance with U.S. GAAP and in compliance with appropriate regulatory guidelines. The ACL includes quantitative estimates of losses for collectively and individually evaluated loans. The quantitative estimate for collectively evaluated loans is determined using the average charge-off method that utilizes historical losses for all Maryland banks with assets less than $1 billion beginning in March 2000. The investor commercial real estate portfolio utilizes the national loss history for banks with assets less than $1 billion over the same time period. Adjustments are made to the historical loss factors for economic conditions, portfolio concentrations, collateral values, the level and trend of delinquent and problem loans and internal changes in staffing, loan policies and monitoring of the portfolio. Loans are selected for individual evaluation primarily based on their payment status and whether the loan has been placed on non-accrual status. Loans on non-accrual status include all loans greater than 90 days delinquent and other loans with weaknesses sufficient for management to place these loans on non-accrual status. The ACL is measured on a collective basis when similar risk factors exist as determined by internal loan coding and assignment to a portfolio segment. The Company utilizes reasonable and supportable forecasts of future economic conditions when estimating the ACL on loans. The model's calculation also uses an adjustment for a 12-month forecast period utilizing the most recent 12-month economic forecast from the Board of Governors of the Federal Reserve System for national gross domestic product ("GDP"). The model compares the average history of loss rates described above to the forecasted GDP to determine the value of the forward-looking adjustment. The establishment of the allowance for credit losses is significantly affected by management's judgment and uncertainties, and there is a likelihood that different amounts would be reported under different conditions or assumptions. The Federal Deposit Insurance Corporation and the Maryland Office of the Commissioner of Financial Regulation, as an integral part of their examination process, periodically review the allowance for credit losses for reasonableness and, as a result of such reviews, we may be required to increase our ACL or recognize further loan charge-offs. The calculation of ACL excludes accrued interest receivable balances because these balances are reversed in a timely manner against previously recognized interest income when a loan is placed on non-accrual.

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

Goodwill

The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates it is likely impairment has occurred. Goodwill impairment is determined by comparing the fair value of a reporting unit to its carrying amount. In any given year the Company may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is in excess of its carrying value. If it is not more likely than not that the fair value of the reporting unit is in excess of the carrying value, or if the Company elects to bypass the qualitative assessment, a quantitative impairment test is performed. In performing a quantitative test for impairment, the fair value of net assets is estimated based on analyses of the Company’s market value, discounted cash flows, and peer values. The determination of goodwill impairment is sensitive to market-based economics and other key assumptions used in determining or allocating fair value. Variability in the market and changes in assumptions or subjective measurements used to estimate fair value are reasonably possible and may have a material impact on our consolidated financial statements or results of operations. Our annual goodwill impairment test is performed each year as of September 30. The Company performed its 2022 annual goodwill impairment

BV FINANCIAL, INC. AND SUBSIDIARIES

qualitative assessment and determined its goodwill was not considered impaired. We monitor our performance and evaluate our goodwill for impairment annually or more frequently as needed.

Deferred Income Taxes

At June 30, 2023, we had a net deferred tax asset totaling $8.9 million. In accordance with ASC Topic 740 “Income Taxes,” we use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If currently available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established if it is not more likely than not realizable. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting deferred tax assets and liabilities. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets are inherently subjective and are reviewed on a regular basis as regulatory or business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance that results in additional income tax expense in the period in which it is recognized would negatively affect income. Management believes, based upon current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize its federal and state deferred tax asset.

BV FINANCIAL, INC. AND SUBSIDIARIES

Comparison of Financial Condition at June 30, 2023 (Unaudited) and December 31, 2022

Total Assets. Total assets were $920.8 million at June 30, 2023, an increase of $75.9 million, or 8.9%, from $845.0 million at December31, 2022. The increase was due primarily to a $41.6 million increase in cash, and a $35.7 million increase in net loans receivable to $694.8 million at June 30, 2023, partially offset by a decrease of $1.4 million in foreclosed real estate.

Cash and Cash Equivalents. Cash and cash equivalents increased $41.6 million, or 60.6%, to $110.3 million at June 30, 2023 from $68.7 million at December 31, 2022 as funds were held by BayVanguard Bank in conjunction with the capital raise of BV Financial, Inc.

Net Loans Receivable. Net loans receivable increased $35.7 million,or 5.4%, to $694.8 million at June 30,2023 from

$659.1 million at December 31, 2022. Increases in commercial real estate and construction loans were offset by decreases in owner and non-owner occupied one- to four-family loans and commercial loans.The increase in construction loans was due primarily to draws on existing lines of credit. The decreases in one to four family loans and commercial loans were due primarily to payoffs and paydowns exceeding originations during the six months ended June 30, 2023.

Allowance for Credit Losses. The Company adopted ASU 326 on January 1, 2023. Under this new current expected loss model, provisions for credit losses are charged to operations to establish an allowance for credit losses at a level to cover expected losses over the expected life of a loan or securities portfolio. Under the previous “incurred loss” model, provisions for loan losses were charged to operations to establish an allowance for loan losses at a level necessary to absorb known and inherent losses in our loan portfolio that are both probable and reasonably estimable at the date of the consolidated financial statements. Prior to adoption of this standard, BV Financial segregated the loan portfolios acquired via mergers and evaluated them against a credit mark established at acquisition. As part of the adoption of the new accounting standard, $3.8 million in remaining acquisition credit marks were transferred to the allowance for credit losses for loans. An additional $753,000 in allowances for credit losses were established, $454,000 for the allowance for credit losses for loans, $289,000 as a reserve for off balance sheet commitments and $10,000 for held-to-maturity securities as of the adoption date. In evaluating the level of the allowance for credit losses, management analyzes several qualitative loan portfolio risk factors including, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses.

Securities. Securities increased $900,000, or 2.0%, to $46.5 million at June 30, 2023 from $43.5 million at December 31, 2022. This increase was primarily due to an increase of $4.0 million in agency securities, partially offset by a $2.5 million decrease in available for sale mortgage-backed securities to $28.6 million at June 30, 2023. Purchases exceeded paydowns and maturities of debt securities for the period.
Total Liabilities. Total liabilities increased $69.1 million or 9.3% million, to $816.4million at June 30,2023 from $747.2million at December 31, 2022. The increase was primarily due to $54.9 million in funds collected by the Company for the capital raise as of June 30, 2023, and a $25.5 million increase in Federal Home Loan Bank borrowings, partially offset by a decrease in total deposits of $14.5 million.

Deposits. Total deposits decreased $14.5 million, or 2.1%, to $670.1 million at June 30, 2023 from $684.6 million at December 31, 2022. Interest-bearing deposits increased $7.0 million,or 1.4%, to $524.3 million at June 30,2023 from

$517.4 million at December31, 2022. Noninterest bearing deposits decreased $21.5 million, or 12.9%, to $145.7 million at June 30, 2023 from $167.2 million at December 31, 2022.

The decrease in deposits primarily occurred in the month of January 2023 when deposits decreased $14.5 million, primarily from commercial customers making made routine annual post-year end distributions, moving cash to alternative investments and making certain large capital expenditures. The Company has been adjusting interest rates paid on deposits to retain and grow these balances. The turmoil experienced in the banking system in early March2023 did not led to a measurable increase in customer inquiries or withdrawals.

Federal Home Loan Bank Borrowings. The Company had $37.5 million in Federal Home Loan Bank borrowings at June 30, 2023 compared to $12.0 million in Federal Home Loan Bank borrowings at December 31, 2022. The increase was used to fund loan growth and to maintain on balance sheet liquidity.

BV FINANCIAL, INC. AND SUBSIDIARIES

Stockholders’ Equity. Stockholders’ equity increased $6.7 million, or 6.9%, to $104.5 million at June 30, 2023, primarily due to $7.0 million in net income, and a $69,000 reduction in the other comprehensive loss, offset by a $547,000 negative adjustment to retained earnings resulting from the adoption of ASU Topic 326 during the quarter ended March 31, 2023.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2023 and 2022

Average Balances and Yields. The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Non-accrual loans are included in the computation of average balances only. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Average balances exclude loans held for sale, if applicable. Net deferred loan origination fees totaled $1.6 million and $1.4 million at June 30, 2023 and 2022, respectively.

	For the Three Months Ended June 30,
	2023			2022
(dollars in thousands)	Average Outstanding Balance	Interest	Average Yield/Rate(1)	Average Outstanding Balance	Interest	Average Yield/Rate(1)
	(Unaudited)
Interest-earning assets:
Loans	$679,179	$9,327	5.51%	$627,675	$7,573	4.84%
Securities available-for-sale	35,240	277	3.15%	37,759	141	1.49%
Securities held-to-maturity	12,415	92	2.99%	7,976	54	2.70%
Cash, cash equivalents and other interest-earning assets	61,780	843	5.49%	102,406	232	0.14%
Total interest-earning assets	788,614	10,539	5.36%	775,816	8,000	4.13%
Noninterest-earning assets	87,991			86,772
Total assets	$876,605			$862,588

Interest-bearing liabilities:
Interest-bearing demand deposits	$87,647	143	0.65%	$94,061	15	0.06%
Savings deposits	159,790	52	0.13%	171,425	24	0.06%
Money market deposits	91,957	140	0.61%	108,593	48	0.18%
Certificates of deposit	168,064	931	2.22%	159,327	234	0.59%
Total interest-bearing deposits	507,458	1,266	1.00%	533,406	321	0.24%
Federal Home Loan Bank advances	37,500	495	5.29%	—	—	—%
Subordinated debentures	37,122	541	5.85%	36,911	514	5.53%
Total borrowings	74,622	1,036	5.57%	36,911	514	5.53%
Total interest-bearing liabilities	582,080	2,302	1.59%	570,317	835	0.58%
Noninterest-bearing demand deposits	149,444			175,619
Other noninterest-bearing liabilities	42,715			26,066
Total liabilities	774,239			772,002
Equity	102,366			90,586
Total liabilities and equity	$876,605			$862,588
Net interest income		$8,237			$7,165
Net interest rate spread(2)			3.77%			3.55%
Net interest-earning assets(3)	$206,534			$205,499
Net interest margin(4)			4.19%			3.70%
Average interest-earning assets to interest-bearing liabilities	135.48%			136.03%

(1)
Annualized.
(2)
Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)
Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)
Net interest margin represents net interest income divided by average total interest-earning assets.

BV FINANCIAL, INC. AND SUBSIDIARIES

	For the Six Months Ended June 30,
	2023			2022
(dollars in thousands)	Average Outstanding Balance	Interest	Average Yield/Rate(1)	Average Outstanding Balance	Interest	Average Yield/Rate(1)
	(Unaudited)
Interest-earning assets:
Loans	$673,564	$18,100	5.42%	$621,696	$14,776	4.79%
Securities available-for-sale	35,685	543	3.07%	38,370	277	1.45%
Securities held-to-maturity	12,166	186	3.08%	6,843	89	2.63%
Cash, cash equivalents and other interest-earning assets	56,362	1,398	5.02%	101,660	268	0.14%
Total interest-earning assets	777,777	20,227	5.24%	768,569	15,410	4.04%
Noninterest-earning assets	87,176			83,219
Total assets	$864,953			$851,788

Interest-bearing liabilities:
Interest-bearing demand deposits	$89,733	161	0.36%	$94,054	29	0.06%
Savings deposits	162,290	92	0.11%	169,619	47	0.06%
Money market deposits	95,749	236	0.50%	107,588	94	0.18%
Certificates of deposit	160,207	1,441	1.81%	159,537	520	0.66%
Total interest-bearing deposits	507,979	1,930	0.77%	530,798	690	0.26%
Federal Home Loan Bank advances	30,862	783	5.12%	—	—	—
Subordinated debentures	37,096	1,076	5.85%	36,884	1,012	5.53%
Total borrowings	67,958	1,859	5.52%	36,884	1,012	5.53%
Total interest-bearing liabilities	575,937	3,789	1.33%	567,682	1,702	0.60%
Noninterest-bearing demand deposits	154,521			171,899
Other noninterest-bearing liabilities	33,598			23,215
Total liabilities	764,056			762,796
Equity	100,897			88,992
Total liabilities and equity	$864,953			$851,788
Net interest income		$16,438			$13,708
Net interest rate spread(2)			3.92%			3.44%
Net interest-earning assets(3)	$201,840			$200,887
Net interest margin(4)			4.26%			3.59%
Average interest-earning assets to interest-bearing liabilities	135.05%			135.39%

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

General. Net income increased $1.1 million, or 41.01%, to $3.9 million for the three months ended June 30, 2023, compared to $2.8 million for the three months ended June 30, 2022. The increase was due primarily to increases in net interest income and a reduction in the provision for credit losses, an increase in noninterest income and a decrease in noninterest expense offset by an increase in income tax expense.

Interest Income. Interest income increased $2.5 million, or 31.7%, to $10.5 million for the three months ended June 30, 2023 from $8.0 million for the three months ended June 30,2022. The increase was due primarily to increases in interest income on loans, and interest income on cash, cash equivalents and other interest-earning assets.Interest income on loans increased $1.8 million, or 23.2%, to $9.3 million for the three months ended June 30, 2023 from $7.6 million for the three months ended June 30, 2022 due to increases in the average balance of loans and the average yield.The average balance of loans increased $51.5 million, or 8.2%, to $679.2 million for the three months ended June 30, 2023 from $627.7million for the three months ended June 30, 2022. The weighted average yield on loans increased 67 basis points to 5.51% for the three months ended June 30, 2023 compared to 4.84% for the three months ended June 30, 2022, as variable rate loans reset to higher interest rates and the rates on new loans exceeded the rates on paid off loans due to the higher interest rate environment. Interest income on cash, cash equivalents and other interest-earning assets increased $611,000 to $843,000 for the three months ended June 30, 2023 from $232,000 for the three months ended June 30, 2022 due to a 461 basis point increase in the average yield on cash, cash equivalents and other interest-earning assets, partially offset by a $40.6 million decrease in the average balance as excess funds were used to fund loan growth.

Interest income increased $4.8 million, or 31.3%, to $20.2 million for the six months ended June 30, 2023 from $15.4million for the six months ended June 30, 2022. The increase was due primarily to increases in interest income on loans, which is our primary source of interest income, and interest income on cash, cash equivalents and other interest-earning assets. Interest income on loans

BV FINANCIAL, INC. AND SUBSIDIARIES

increased$3.3 million, or 22.5%, to $18.1 million for the six months ended June 30, 2023 from $14.8 million for the six months ended June 30, 2022 due to increases in the average balance of loans and the average yield. The average balance of loans increased $51.9 million, or 8.3%, to $673.6 million for the six months ended June 30, 2023 from $621.7million for the six months ended June 30, 2022. The weighted average yield on loans increased 63 basis points to 5.42% for the six months ended June 30, 2023 compared to 4.79% for the six months ended June 30, 2022, as variable rate loans reset to higher interest rates and the rates on new loans exceeded the rates on paid off loans due to the higher interest rate environment. Interest income on cash, cash equivalents and other interest-earning assets increased $1.1 million, to $1.4 million for the six months ended June 30, 2023 from $268,000 for the six months ended June 30, 2022 due to a 488 basis point increase in the average yield on cash, cash equivalents and other interest-earning assets, partially offset by a $44.3 million decrease in the average balance as excess funds were used to fund loan growth.

Interest Expense. Interest expense increased $1.5 million, or 175.6%, to $2.3 million for the three months ended June 30, 2023 compared to $835,000 for the three months ended June 30, 2022, due to a $944,000 increase in interest expense on deposits as rates paid increased and depositors moved money into higher cost certificate of deposit accounts and the interest expense on advances from the Federal Home Loan Bank that were used to fund loan growth and deposit outflow.

The increase in interest expense on deposits was due to a 76 basis point increase in the average rate, offset by a $25.9 million decrease in the average balance of interest-bearing deposits to $507.5 million at June 30, 2023 from $533.4 million for the three months ended June 30, 2022. The average rate on interest-bearing deposits was 1.00%for the three months ended June 30, 2023 compared to 0.24% for the three months ended June 30, 2022.

Interest expense on Federal Home Loan Bank advances increased to $495,000 for the three months ended June 30, 2023. There were no advances outstanding the three months ended June 30, 2022. In recent periods, we have relied more heavily on Federal Home Loan Bank advances to supplement deposits to fund loan growth and maintain liquidity.

Interest expense on subordinated debentures increased $27,000, or 5.3%, to $541,000 for the three months ended June 30, 2023 compared to $514,000 for the three months ended June 30, 2022. The average rate on subordinated debentures increased 32 basis points to 5.85% for the three months ended June 30, 2023 compared to 5.53% for the three months ended June 30, 2022, due to increases in market interest rates on the $3.0 million adjustable rate debt assumed in the Delmarva acquisition.

Interest expense increased $2.1 million, or 122.6%, to $3.8 million for the six months ended June 30, 2023 compared to $1.7 million for the six months ended June 30, 2022, due to a $1.2 million increase in interest expense on deposits as rates paid increased and depositors moved money into higher cost certificate of deposit accounts, and an increase in the interest expense on advances from the Federal Home Loan Bank that were used to fund loan growth and deposit outflow.

The increase in interest expense on deposits was due to a 51 basis point increase in the average rate, offset by a $22.8million decrease in the average balance of interest-bearing deposits to $508.0 million at June 30, 2023 from $530.8 million for the six months ended June 30, 2022. The average rate on interest-bearing deposits was 0.77% for the six months ended June 30, 2023 compared to 0.26% for the six months ended June 30, 2022.

Interest expense on Federal Home Loan Bank advances increased to $783,000 for the six months ended June 30, 2023. There were no advances outstanding the six months ended June 30, 2022. In recent periods, we have relied more heavily on Federal Home Loan Bank advances to supplement deposits to fund loan growth and maintain liquidity.

Interest expense on subordinated debentures increased $64,000, or 6.3%, to $1.1 million for the six months ended June 30, 2023 compared to $1.0 million for the six months ended June 30, 2022. The average rate on subordinated debentures increased 32 basis points to 5.85% for the six months ended June 30, 2023 compared to 5.53% for the six months ended June 30, 2022, due to increases in market interest rates on the $3.0 million adjustable rate debt assumed in the Delmarva acquisition.

Net Interest Income. Net interest income increased $1.1 million, or 14.9%, to $8.2 million for the three months ended June 30, 2023 from $7.2 million for the three months ended June 30, 2022, as a result of a $2.5 million increase in interest income, offset by a $1.5 million increase in interest expense. Our interest rate spread increased 22 basis points to 3.77% for the three months ended June 30, 2023, compared to 3.55% for the three months ended June 30, 2022, while our net interest margin increased 49 basis points to 4.19% for the three months ended June 30, 2023 compared to 3.70% for the three months ended June 30. 2022.

Net interest income increased $2.7 million, or 19.9%, to $16.4 million for the six months ended June 30, 2023 from $13.7 million for the three months ended June 30, 2022, as a result of a $4.8 million increase in interest income, offset by a $2.1 million increase

BV FINANCIAL, INC. AND SUBSIDIARIES

in interest expense. Our interest rate spread increased 48 basis points to 3.92% for the six months ended June 30, 2023, compared to 3.44% for the six months ended June 30, 2022, while our net interest margin increased 67 basis points to 4.26% for the six months ended June 30, 2023 compared to 3.59% for the six months ended June 30, 2022.

Provision for Credit Losses.

We recorded a recovery for credit losses of ($149,000) for the three months ended June 30, 2023 compared to a provision for loan losses of $224,000 for the three months ended June 30, 2022. We recorded a recovery for credit losses of ($147,000) for the six months ended June 30, 2023 compared to a provision for loan losses of $401,000 in the six months ended June 30, 2022. Our allowance for credit losses was $8.2 million at June 30, 2023 compared to $3.8 million at June 30, 2022. The ratio of our allowance for credit losses to total loans was 1.16% at June 30, 2023 compared to 0.49% at June 30, 2022, while the allowance for credit losses to non-performing loans was 179.1% at June 30, 2023 compared to 70.7% at June 30, 2022. The Company had net recoveries on previously charged off loans of $129,000 in the quarter ended June 30, 2023 as compared to net charge-offs of $7,000 in the quarter ended June 30, 2022.

Non-interest Income. For the three months ended June 30, 2023, noninterest income totaled $1.4 million compared to $1.2 million in the quarter ended June 30, 2022. In the quarter ended June 30, 2023, the Company recognized a gain of $678,000 on the sale of other real estate owned. In the quarter ended June 30, 2022, the Company recognized a gain of $235,000 on the sale of a former branch building and a $364,000 gain on bargain purchase from the North Arundel Savings Bank acquisition.

For the six months ended June 30, 2023, noninterest income totaled $2.2 million as compared to $2.7 million for the six months ended June 30, 2022. In the six months ended June 30, 2023, the Company recognized a gain of $678,000 on the sale of other real estate owned and $225,000 in excess life insurance proceeds. In the six months ended June 30, 2022, the Company recognized a $694,000 gain on bargain purchase and $620,000 in prepayment penalties on loans.

Non-interest Expense. For the three months ended June 30, 2023, noninterest expense totaled $4.5 million compared to $4.7 million in the three months ended June 30, 2022. Expenses in the quarter ended June 30, 2022 included $727,000 in data processing conversion expenses related the acquisition of North Arundel Savings Bank.

For the six months ended June 30, 2023, noninterest expense totaled $9.2 million as compared to $9.0 million in the six months ended June 30, 2023. Increases in compensation and benefits, professional fees and foreclosed real estate holding costs were partially offset by lower other expenses. Other expenses in the six months ended June 30, 2022 included the above mentioned $727,000 in data processing conversion expenses.

Income Tax Expense. We recognized income tax expense of $1.3 million and $669,000 for the three months ended June 30, 2023 and 2022, respectively, resulting in effective rates of 25.2% and 19.5%. In the six months ended June 30, 2023 and 2022, we recognized income tax expense of $2.5 million and $1.7 million, resulting in effective tax rates of 26.3% and 25.2%, respectively. The lower tax rates in the periods ended June 30, 2022 resulted from the non-taxable gain on bargain purchase recognized in those periods. Income tax expense increased as a result of the increase in our net income before taxes.

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Atlanta. At June 30, 2023, we had $74.6 million available under a line of credit with the Federal Home Loan Bank of Atlanta, and had $37.5 million outstanding as of June 30, 2023. In addition, at June 30, 2023, the Bank had $40.0 million in unfunded letters of credit used to secure municipal deposits outstanding against the line of credit with the Federal Home Loan Bank of Atlanta. We also have the ability to participate in the Federal Reserve’s new Bank Term Funding Program as needed.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are

BV FINANCIAL, INC. AND SUBSIDIARIES

cash and short-term investments including interest-bearing demand deposits. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $60.1 million for the six months ended June 30,2023. Net cash used in investing activities, which consists primarily of investments in loans and securities, was $34.5 million for the six months ended June 30, 2023. Net cash provided by financing activities, consisting primarily of changes in deposits and advances from the Federal Home Loan Bank, was $15.1 million for the quarter ended June 30, 2023. We are committed to maintaining a strong liquidity position.

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

Capital Resources. At June 30, 2023, the Bank exceeded all of its regulatory capital requirements and was categorized as well capitalized. Management is not aware of any conditions or events since the most recent notification that would change our category.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Company is a smaller reporting company.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2023. Based on that evaluation, the Company’s management, including the Chief Executive Officers and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2023, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchaser of Equity Securities

In connection with the conversion of Bay-Vanguard, M.H.C. from the mutual holding company to the stock holding company form of organization, the Company completed a public stock offering of its common stock on July 31, 2023. The Company sold 9,798,980 shares of common stock at $10.00 per share in its subscription and community offering, pursuant to a Registration Statement on Form S-1 (SEC File No. 333-270496), which was declared effective by the Securities and Exchange Commission on May 15, 2023. The Company registered 19,159,800 shares pursuant to the Registration Statement. The offering resulted in gross proceeds of approximately $98.0 million. The net proceeds of the offering were approximately $95.0 million. Of the net proceeds of the offering, the Company used $7.8 million to fund a loan to the Bank’ s employee stock ownership (which in turn used those funds to purchase 783,918 shares in the offering), invested $47.5 million in the Bank as additional capital, and retained $47.5 million for general corporate purposes. Performance Trust Capital Partners LLP served as marketing agent for the offering.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

BV FINANCIAL, INC. AND SUBSIDIARIES

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation of BV Financial, Inc. (1)

3.2	Amended and Restated Bylaws of BV Financial Bancorp, Inc. (2)

31.1. 31.2

Certification of Co- Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Certification of Co- Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials for the quarter ended June 30, 2023, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) June 30, 2023 Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

(1)
Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A (Commission File No. 001-41764), filed on July 31, 2023.
(2)
Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-270496), filed on March 13, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BV FINANCIAL, INC.

/s/ Timothy L. Prindle
Date: August 11, 2023	Timothy L. Prindle Co-President and Chief Executive Officer
Date: August 11, 2023	/s/ David M. Flair
David M. Flair
Co-President and Chief Executive Officer

Date: August 11, 2023	/s/ Michael J. Dee
Michael J. Dee
Executive Vice President and Chief Financial Officer