Form 10-Q
period 2023-09-30
BV Financial, Inc.
filed 2023-11-13
CIK 1302387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2023
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

As of November 9, 2023, the registrant had 11,375,803 shares of common stock outstanding.

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
(dollars in thousands, except pe share amounts)	(unaudited)	(derived from audited financial statements)

Assets
Cash	$6,764	$12,704
Interest-bearing deposits in other banks	107,695	55,948
Cash and cash equivalents	114,459	68,652
Equity investment	229	221
Securities available for sale	35,616	33,034
Securities held to maturity (fair value of $9,013 and $9,660, ACL of $7 and $0)	10,263	10,461
Loans held for maturity	707,037	662,944
Allowance for credit losses	(8,153)	(3,813)
Net loans	698,884	659,131
Foreclosed real estate	555	1,987
Premises and equipment, net	14,405	15,176
Federal Home Loan Bank of Atlanta stock, at cost	2,407	977
Investment in life insurance	19,566	19,983
Accrued interest receivable	3,450	2,952
Goodwill	14,420	14,420
Intangible assets, net	1,057	1,195
Deferred tax assets, net	9,045	9,113
Other assets	7,021	7,661
Total assets	$931,377	$844,963
Liabilities and Stockholders' Equity
Liabilities
Noninterest-bearing deposits	$143,203	$167,202
Interest-bearing deposits	503,273	517,416
Total deposits	646,476	684,618
FHLB borrowings	37,500	12,000
Subordinated debentures	37,198	37,039
Other liabilities	15,121	13,555
Total liabilities	736,295	747,212
Stockholders' equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding Common stock, $0.01 par value; 45,000,000 shares authorized at September 30, 2023 and 14,000,000 authorized at December 31, 2022; 11,375,803 shares issued and outstanding as of September 30, 2023; 7,958,904 shares issued outstanding as of December 31, 2022	114	74
Paid-in capital	110,364	15,406
Retained earnings	94,763	84,612
Unearned common stock held by employee stock ownership plan	(7,635)	—
Accumulated other comprehensive loss	(2,524)	(2,341)
Total stockholders' equity	195,082	97,751
Total liabilities and stockholders' equity	$931,377	$844,963

See notes to consolidated financial statements. 1

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(dollars in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
Interest Income	2023	2022	2023	2022
Loans, including fees	$9,764	$7,936	$27,863	$22,712
Investment securities available for sale	302	123	846	399
Investment securities held to maturity	89	53	275	143
Other interest income	1,560	458	2,958	726
Total interest income	11,715	8,570	31,942	23,980
Interest Expense
Interest on deposits	1,764	297	3,694	987
Interest on FHLB borrowings	530	—	1,313	—
Interest on subordinated debentures	545	519	1,621	1,531
Other interest expense	—	—	—	—
Total interest expense	2,839	816	6,628	2,518
Net interest income	8,876	7,754	25,314	21,462
Provision for (recovery of) credit losses	(333)	186	(480)	587
Net interest income after provision for credit losses	9,209	7,568	25,794	20,875
Noninterest Income
Service fees on deposits	109	110	304	344
Fees from debit cards	183	186	543	567
Income from investment in life insurance	85	89	549	310
Gain on sale of loans	—	—	—	1
Gain on foreclosed real estate	—	—	678	—
Gain on sale of fixed assets	188	45	188	279
Other income	317	251	798	1,848
Total noninterest income	882	681	3,060	3,349
Noninterest Expense
Compensation and related benefits	3,149	2,666	8,887	7,480
Occupancy	397	310	1,178	1,221
Data processing	345	339	1,034	1,070
Advertising	5	5	33	16
Professional fees	220	133	597	452
Equipment	105	197	319	412
Foreclosed real estate and holding costs	13	338	173	396
Amortization of intangible assets	46	46	138	137
FDIC insurance premiums	120	57	237	165
Other	608	511	1,656	2,300
Total noninterest expense	5,008	4,602	14,252	13,649
Net income before tax	5,083	3,647	14,602	10,575
Income tax expense	1,399	1,035	3,904	2,781
Net income	$3,684	$2,612	$10,698	$7,794
Basic earnings per share	$0.35	$0.33	$1.21	$0.98
Diluted earnings per share	$0.35	$0.33	$1.20	$0.98

See notes to consolidated financial statements. 2

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Net income	$3,684	$2,612	$10,698	$7,794

Other comprehensive loss
Unrealized loss on securities available for sale	(347)	(909)	(252)	(3,109)
Income tax relating to securities available for sale	95	250	69	855
Other comprehensive loss	(252)	(659)	(183)	(2,254)

Total comprehensive income	$3,432	$1,953	$10,515	$5,540

See notes to consolidated financial statements. 3

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(unaudited)

For the Three Months Ended September 30, 2023 and 2022

					Accumulated
			Unearned		other
	Common	Paid-in	common stock	Retained	comprehensive
(dollars in thousands)	stock	capital	held by ESOP	earnings	loss	Total

Balance, June 30, 2023	$74	$15,599	$—	$91,079	$(2,272)	$104,480
Net income	—	—	—	3,684	—	3,684
Other comprehensive loss
(net of tax of $95)	—	—	—	—	(252)	(252)
Stock compensation	—	63	—	—	—	63
Proceeds from issuance of common stock, net of offering costs	40	94,702	—	—	—	94,742
Purchase of unearned common stock held by ESOP plan	—	—	(7,839)	—	—	(7,839)
ESOP shares committed to be released	—	—	204	—	—	204

Balance, September 30, 2023	$114	$110,364	$(7,635)	$94,763	$(2,524)	$195,082

					Accumulated
			Unearned		other
	Common	Paid-in	common stock	Retained	comprehensive
(dollars in thousands)	stock	capital	held by ESOP	earnings	loss	Total

Balance, June 30, 2022	$74	$14,273	$—	$79,270	$(1,691)	$91,926
Net income	—	—	—	2,612	—	2,612
Other comprehensive loss
(net of tax of $250)	—	—	—	—	(659)	(659)
Stock compensation	—	92	—	—	—	92

Balance, September 30, 2022	$74	$14,365	$—	$81,882	$(2,350)	$93,971

See notes to consolidated financial statements. 4

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(unaudited)

For the Nine Months Ended September 30, 2023 and 2022

					Accumulated
			Unearned		other
	Common	Paid-in	common stock	Retained	comprehensive
(dollars in thousands)	stock	capital	held by ESOP	earnings	loss	Total

Balance, December 31, 2022	$74	$15,406	$—	$84,612	$(2,341)	$97,751
Net income	—	—	—	10,698	—	10,698
Other comprehensive loss
(net of tax of $69)	—	—	—	—	(183)	(183)
Stock compensation	—	256	—	—	—	256
Proceeds from issuance of common stock, net of offering costs	40	94,702	—	—	—	94,742
Purchase of unearned common stock held by ESOP plan	—	—	(7,839)	—	—	(7,839)
ESOP shares committed to be released	—	—	204	—	—	204
CECL ASU 326 transition	—	—	—	(547)	—	(547)

Balance, September 30, 2023	$114	$110,364	$(7,635)	$94,763	$(2,524)	$195,082

					Accumulated
			Unearned		other
	Common	Paid-in	common stock	Retained	comprehensive
(dollars in thousands)	stock	capital	held by ESOP	earnings	loss	Total

Balance, December 31, 2021	$71	$9,383	$—	$74,088	$(96)	$83,446
Net income	—	—	—	7,794	—	7,794
Shares issued to M.H.C. for NASB merger	2	4,500	—	—	—	4,502
Other comprehensive loss
(net of tax of $855)	—	—	—	—	(2,254)	(2,254)
Stock compensation	1	463	—	—	—	464
Stock options exercised	—	19	—	—	—	19

Balance, September 30, 2022	$74	$14,365	$—	$81,882	$(2,350)	$93,971

See notes to consolidated financial statements. 5

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2023	2022
Cash flows from operating activities
Net income	$10,698	$7,794
Adjustments to reconcile net income to net cash provided by operating activities
Net accretion of discounts and premiums	(145)	(452)
Provision for (recovery of ) credit losses	(480)	587
Gain on sale of foreclosed real estate	(678)	—
Gain on bargain purchase	—	(694)
Amortization of deferred loan fees/costs	(335)	(1,198)
Amortization of intangible assets	138	137
Amortization of debt issuance costs	117	116
Depreciation of premises and equipment	652	651
Gain on sale of assets	(188)	(279)
Deferred tax expense	345	189
Increase in cash surrender value of life insurance	(313)	(310)
Stock-based compensation expense	256	483
ESOP shares committed to be released	204	—
Decrease in accrued interest and other assets	144	1,051
Increase (decrease) in other liabilities	1,284	(306)
Net cash provided by operating activities	11,699	7,769
Cash flows from investing activities
Proceeds from maturities and principal payments of investment securities available for sale	3,929	6,400
Purchases of investment securities available for sale	(6,918)	(5,080)
Proceeds from maturities and principal payments of investment securities held to maturity	434	1,507
Purchases of investment securities held to maturity	—	(6,911)
Net increase in loans	(40,140)	(27,772)
Purchase of premises and equipment	(117)	(209)
Proceeds from sale of premises and equipment	456	709
Proceeds from life insurance benefits	731	—
Purchase of participation foreclosed real estate	(57)	—
Proceeds from sale of foreclosed real estate	2,167	—
Proceeds from sale of Federal Home Loan Bank Stock	8	—
Purchase of Federal Home Loan Bank of Atlanta stock	(1,438)	(85)
Net cash received in acquisition	—	8,521
Net cash used in investing activities	(40,945)	(22,920)
Cash flows provided by financing activities
Increase in official checks	1,118	201
Net decrease in deposits	(37,861)	(16,411)
Increase (decrease) in advance payments by borrowers for taxes and insurance	(607)	(1,426)
Advances from the Federal Home Loan Bank of Atlanta	25,500	—
Purchase of unearned common stock held by employee stock ownership plan	(7,839)	—
Issuance of common stock funded by stock offering	97,990	—
Offering costs	(3,248)	—
Stock options exercised	—	19
Net cash provided by (used in) financing activities	75,053	(17,617)
Net increase (decrease) in cash and cash equivalents	45,807	(32,768)
Cash and cash equivalents at beginning of period	68,652	111,190
Cash and cash equivalents at end of period	$114,459	$78,422
Supplementary cash flows information
Interest paid	$7,434	$2,800
Income taxes paid	$3,855	$3,210
Supplementary noncash transactions

Impact of ASC 326 adoption	$547	$—

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

On July 31, 2023, the Company completed its conversion from the mutual holding company form of reorganization to the stock holding company form of organization (the "Conversion"). In connection with the Conversion, the M.H.C. ceased to exist. Also as part of the Conversion, the Company sold 9,798,980 shares of its common stock (which included 783,918 shares issued to the ESOP) at a price of $10.00 per share. Each outstanding share of Company common stock owned by the public stockholders of the Company (stockholders other than the M.H.C.) were converted into new shares of Company common stock based on an exchange ratio of 1.5309-to-1. Gross proceeds from the conversion totaled $90.2 million and net proceeds were $86.9 million. The Company had 11,375,803 shares of Company common stock outstanding as a result of the Conversion. Additionally, concurrently with the conversion, the Bank converted to a Maryland-Chartered Commercial Bank.

The Bank is headquartered in Baltimore, Maryland and is a full-service community-oriented financial institution dedicated to serving the financial service needs of consumers and businesses. The Bank is engaged primarily in the business of attracting deposits from the general public and using such funds to originate one-to-four-family real estate, construction, multi-family, commercial real estate, farm, marine loans, commercial and consumer loans.

The Bank's deposits are insured up to the applicable legal limits by the Federal Deposit Insurance Corporation's Deposit Insurance Fund. The Bank is a member of the Federal Home Loan Bank System.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the Bank and the wholly-owned subsidiaries of the Bank. All intercompany balances and transactions have been eliminated in consolidation.

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

BV FINANCIAL, INC. AND SUBSIDIARIES

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

When the fair value of an AFS debt security has declined below its amortized cost basis, the Company is required to assess whether the decline is from a credit loss or other factor. For securities that are not guaranteed by the federal government, an analysis is performed on the individual security using the latest available information to determine if the decline in fair value is attributable to a credit loss. If such determination is made, the Company would record an allowance for credit loss for the debt instrument. As of September 30, 2023, we have recognized no credit losses on AFS securities.

For HTM debt securities, an allowance will be recognized when lifetime credit losses are expected, in an amount that reflects the expected contractual credit losses, even when the risk of such loss is remote. Any security, either explicitly or implicitly guaranteed by the U.S. Government is excluded from this analysis. This includes U.S. Treasury securities, securities issued by agencies of the U.S. Government and mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac. The allowance for credit losses ("ACL") for HTM securities is computed using bond global default rates tracked by S&P with a loss given default of 45%. Accrued interest receivable on the HTM debt securities excluded from this analysis totaled $12,000 at September 30, 2023.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (the "FHLB") System to hold stock of its district FHLB in an amount determined by both asset size and borrowings from the FHLB. Purchases and sales of stock are made directly with the FHLB at par value. The Bank held $2.4 million and $977,000 of FHLB restricted stock at September 30, 2023 and December 31, 2022, respectively.

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

BV FINANCIAL, INC. AND SUBSIDIARIES

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

BV FINANCIAL, INC. AND SUBSIDIARIES

accrue interest on these loans, including the impact of any accretable discount. In addition, charge-offs on such loans would be first applied to the non-accretable discount.

Allowance for Credit Losses

The ACL is an estimate of the expected credit losses for loans held for investment and for off-balance sheet exposures. ASC 326, "Financial Instruments-Credit Losses," requires an immediate recognition of the credit loss expected to occur over the lifetime of a financial asset whether originated or purchased. Charge-offs are recorded to the ACL when management believes the loan is uncollectible. Subsequent recoveries, if any, are credited to the ACL. Management believes the ACL is maintained in accordance with U.S. generally accepted accounting principles ("GAAP") and is in compliance with appropriate regulatory guidelines.

The ACL includes quantitative estimates of losses for collectively and individually evaluated loans. The quantitative estimate for collectively evaluated loans (other than investor commercial real estate loans) is determined using the average charge-off method that utilizes historical losses for all Maryland banks with assets less than $1 billion beginning in March 2000. The investor commercial real estate portfolio utilizes the national loss history for banks with assets less than $1 billion over the same time period. Adjustments are made to the historical loss factors under each scenario for economic conditions, portfolio concentrations, collateral values, the level and trend of delinquent and problem loans and internal changes in staffing, loan policies and monitoring of the portfolio. Loans are selected for individual evaluation primarily based on their payment status and whether the loan has been placed on non-accrual. Loans on non-accrual status include all loans greater than 90 days delinquent and other loans with weaknesses sufficient for management to place these loans on non-accrual status.

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

The establishment of the allowance for credit losses is significantly affected by management's judgment and by economic and other uncertainties, and there is a likelihood that different amounts would be reported under different conditions or assumptions. The Federal Deposit Insurance Corporation (the "FDIC") and the Maryland Office of the Commissioner of Financial Regulation, as an integral part of their examination process, periodically review the allowance for credit losses for reasonableness and, as a result of such reviews, we may be required to increase our ACL or recognize loan charge-offs.

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

BV FINANCIAL, INC. AND SUBSIDIARIES

Mortgage Loans Held for Sale

Mortgages originated for sale are carried at the lower of aggregate cost or fair value of each outstanding loan. Sales of loans are recorded when the proceeds are received. Any gain or loss is recorded in noninterest income. There were no mortgage loans held for sale on September 30, 2023 or December 31, 2022.

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

BV FINANCIAL, INC. AND SUBSIDIARIES

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

Statements of Cash Flows

Cash and cash equivalents in the statements of cash flows include cash, federal funds sold and interest-bearing deposits in other banks. Federal funds are generally purchased and sold for one-day periods.

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

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the appropriate period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding as adjusted for the dilutive effect of stock options based on the treasury stock method. Unearned ESOP shares are removed from the weighted average number of shares in the calculations. As of September 30, 2023 and September 30, 2022, the Company had 55,648 and 57,179 shares, respectively, of unexercised stock options. As a result of the second-step conversion, the shares have been adjusted to reflect the 1.5309 exchange ratio. Options with an exercise price greater than the average market price of the common shares are excluded from the calculation as their effect would be anti-dilutive.

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

Revenue Recognition

Management is required by accounting pronouncements governing the recognition of revenue to recognize revenue when the Company transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.

The Company records revenue from contracts with customers in accordance with ASC 606, “Revenue from Contracts with Customers.” Under ASC 606, the Company must identify the contract with a customer, identify the performance obligations

BV FINANCIAL, INC. AND SUBSIDIARIES

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

	January 1, 2023
	As Reported Under	Pre-ASC 326
(dollars in thousands)	ASC 326	Adoption	Change
Total loans, net of deferred fees and costs	$666,722	$662,944	$3,778
Allowance for credit losses-loans	(8,045)	(3,813)	(4,232)
Total loans, net	658,677	659,131	(454)

Liabilities: Reserve for Unfunded Commitments	$289	$5	$284

Reclassification

Certain prior period amounts, escrows and operating accounts, have been reclassified to conform with the current period's presentation. Such reclassifications had no effect on net income or stockholders’ equity.

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

(dollars in thousands)
Contractually required principal at acquisition	$34,258
Contractual cash flows not expected to be collected (credit mark)	(394)
Expected cash flows at acquisition	33,864
Interest component of expected cash flows (accretable premium)	309
Fair value of acquired loans	$34,173

The NASB was a merger transaction with a mutual bank and, thus, no consideration was given.

BV FINANCIAL, INC. AND SUBSIDIARIES

Note 3 - Securities

Securities available for sale at September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Available for sale
Agencies	$4,764	$2	$14	$4,752
Corporate securities	1,721	—	369	1,352
Mortgage-backed securities	32,612	7	3,107	29,512
Total	$39,097	$9	$3,490	$35,616

	December 31, 2022
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Available for sale
Corporate securities	$2,218	$—	$286	$1,932
Mortgage-backed securities	34,045	—	2,943	31,102
Total	$36,263	$—	$3,229	$33,034

The Company pledged securities with an amortized cost of $40.7 million and a fair value of $37.0 million at September 30, 2023 to secure deposits from municipalities. At December 31, 2022, the Company pledged securities with an amortized cost of $40.2 million and a fair value of $36.9 million to secure deposits from municipalities.

Securities held to maturity at September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Held to maturity
Corporate securities (1)	$3,193	$—	$660	$2,533
Agencies	4,005	—	45	3,960
Mortgage-backed securities	3,065	1	546	2,520
Total	$10,263	$1	$1,251	$9,013

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Held to maturity
Corporate securities	$3,200	$—	$408	$2,792
Agencies	4,009	—	25	3,984
Mortgage-backed securities	3,252	3	371	2,884
Total	$10,461	$3	$804	$9,660

(1) Amount is net of CECL credit reserve of $7,000 at September 30, 2023.

BV FINANCIAL, INC. AND SUBSIDIARIES

The amortized cost and fair value of securities as of September 30, 2023 and December 31, 2022, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without prepayment penalties.

	September 30, 2023
	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	cost	value	cost	value

Maturing
Due under one year	$6,466	$6,410	$4,005	$3,960
Due after one year through five years	7,167	6,859	28	26
Due after five years through ten years	8,092	7,545	3,762	3,039
Due after ten years	17,372	14,802	2,468	1,988
Total	$39,097	$35,616	$10,263	$9,013

	December 31, 2022
	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	cost	value	cost	value

Maturing
Due under one year	$509	$502	$—	$—
Due after one year through five years	9,986	9,477	4,042	4,015
Due after five years through ten years	9,160	8,631	3,840	3,383
Due after ten years	16,608	14,424	2,579	2,262
Total	$36,263	$33,034	$10,461	$9,660

All mortgage-backed securities are guaranteed by Freddie Mac, Fannie Mae or Ginnie Mae.

BV FINANCIAL, INC. AND SUBSIDIARIES

Investment securities with unrealized losses for continuous periods of less than 12 months and 12 months or longer are as follows:

	Less than 12 months		Over 12 months		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
September 30, 2023	losses	value	losses	value	losses	value
(dollars in thousands)
Available for sale
Corporate securities	$81	$669	$288	$683	$369	$1,352
Agency securities	14	3,986	—	—	14	3,986
Mortgage-backed securities	4	599	3,103	26,915	3,107	27,514
Total	$99	$5,254	$3,391	$27,598	$3,490	$32,852

Held to maturity
Corporate securities	$—	$—	$660	$2,540	$660	$2,540
Agency securities	—	—	45	3,960	45	3,960
Mortgage-backed securities	1	67	544	2,402	546	2,469
Total	$1	$67	$1,249	$8,902	$1,251	$8,969

	Less than 12 months		Over 12 months		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
December 31, 2022	losses	value	losses	value	losses	value
(dollars in thousands)
Available for sale
Corporate securities	$286	$1,182	$—	$—	$286	$1,182
Mortgage-backed securities	535	10,595	2,408	20,400	2,943	30,995
Total	$821	$11,777	$2,408	$20,400	$3,229	$32,177

Held to maturity
Corporate securities	$244	$1,706	$164	$1,086	$408	$2,792
Agency securities	25	3,984	—	—	25	3,984
Mortgage-backed securities	371	2,811	—	—	371	2,811
Total	$640	$8,501	$164	$1,086	$804	$9,587

Most of the securities with unrealized losses in the portfolio have modest duration risk, low credit risk, and minimal unrealized losses when compared to total amortized cost. The unrealized losses on debt securities that exist are the result of market changes in interest rates since original purchase and are not related to credit concerns. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost bases, which may be at maturity for debt securities, the Company considers the unrealized losses to be temporary and therefore no impairment has been recorded during the respective periods of presentation.

BV FINANCIAL, INC. AND SUBSIDIARIES

We monitor the credit quality of HTM debt securities through both internal analysis performed on a quarterly basis and credit ratings when available. The following table reflects the credit ratings for the HTM debt securities at September 30, 2023.

(dollars in thousands)	AAA	A-	BBB/BBB+	BBB-	Not Rated	Total

Corporate securities	$—	$499	$1,248	$698	$748	$3,193
Agency securities	4,005	—	—	—	—	4,005
Mortgage-backed securities issued by GSEs and Ginnie Mae	3,065	—	—	—	—	3,065
	$7,070	$499	$1,248	$698	$748	$10,263

The following table provides a breakdown of our HTM debt securities by year of origination at September 30, 2023.

(dollars in thousands)	Total	2023	2022	2021	2020	2019	Prior
Corporate securities	$3,193	$—	$749	$2,444	$—	$—	$—
Agency securities	4,005	—	4,005	—	—	—	—
Mortgage-backed securities issued by GSEs and Ginnie Mae	3,065	—	1,827	160	—	—	1,078
	$10,263	$—	$6,581	$2,604	$—	$—	$1,078

The following table is a roll forward of our allowance for credit losses on HTM debt securities at September 30, 2023.

(dollars in thousands)	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Beginning Balance	$7	$—
Impact of adopting ASC 326	—	10
(Recovery) for credit losses	—	(3)
Ending Balance	$7	$7

BV FINANCIAL, INC. AND SUBSIDIARIES

Note 4 – Loans Receivable

Portfolio loans, net of deferred costs and fees, are summarized by type as follows at September 30, 2023 and December 31, 2022:

	Period Ended
	September 30, 2023		December 31, 2022
(dollars in thousands)	Amount	Percent	Amount	Percent
Real estate
One to four family - owner occupied	$134,200	18.98%	$137,742	20.73%
One to four family - non owner occupied	112,039	15.85%	125,065	18.82%
Commercial owner occupied	99,054	14.01%	91,853	13.82%
Commercial investor	279,779	39.56%	226,854	34.14%
Construction and land	20,250	2.86%	17,937	2.70%
Farm loans	14,918	2.11%	13,823	2.08%
Total real estate loans	660,240	93.37%	613,274	92.29%

Marine loans	16,533	2.34%	15,791	2.38%
Other consumer	2,049	0.29%	2,361	0.36%
Guaranteed by U.S. Government	4,137	0.59%	4,933	0.74%
Commercial	24,078	3.41%	28,052	4.23%
Total consumer and commercial	46,797	6.63%	51,137	7.71%

Total loans	707,037	100.0%	664,411	100.0%
Less:
Deferred origination fees, net	—		(1,467)
Allowance for credit losses	(8,153)		(3,813)
Total loans, net of deferred costs and fees	$698,884		$659,131

Net deferred loan origination fees and costs at September 30, 2023 totaled $1.8 million.

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

BV FINANCIAL, INC. AND SUBSIDIARIES

Guaranteed by the U.S. Government – Loans guaranteed by the U.S. Government present similar risks as reflected in the other categories mentioned herein. However, the primary differentiating factor is that an explicit guarantee is provided by the government therefore substantially mitigating any risk of loss in the event of credit deterioration. Guaranteed by the U.S. Government loans in the table above include $27,000 and $488,000 of Paycheck Protection Program ("PPP") loans at September 30, 2023 and December 31, 2022, respectively. The PPP loans are 100% guaranteed by the Small Business Administration ("SBA"). A substantial portion of these loans are expected to be forgiven by the SBA. Due to the guarantee from the federal government and nature of the PPP initiative, there is no allowance for credit losses recorded for PPP loans.

Commercial – Commercial loans are secured or unsecured loans for business purposes. Loans are typically secured by accounts receivable, inventory, equipment and/or other assets of the business. Credit risk arises from the successful operation of the business which may be affected by competition, rising interest rates, regulatory changes and adverse conditions in the local and regional economy.

Non-accrual loans as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023			December 31, 2022
	No	With an		No	With an
(dollars in thousands)	Allowance	Allowance	Total	Allowance	Allowance	Total
Real estate
One to four family - owner occupied	$1,331	$—	$1,331	$1,371	$—	$1,371
One to four family - non owner occupied	345	—	345	585	—	585
Commercial owner occupied	752	—	752	2,167	—	2,167
Commercial investor	1,184	—	1,184	1,433	—	1,433
Construction and land	185	—	185	247	—	247
Total real estate loans	3,797	—	3,797	5,803	—	5,803

Marine loans	—	—	—	59	—	59
Other consumer	13	—	13	22	—	22
Total consumer and commercial loans	13	—	13	81	—	81

Total nonaccrual loans	$3,810	$—	$3,810	$5,884	$—	$5,884

Non-accrual loans decreased $2.1 million from $5.9 million, or 0.88% of total loans, at December 31, 2022 to $3.8 million, or 0.54% of total loans, at September 30, 2023. Loans can be current but classified as non-accrual due to customer operating results or payment history. All interest accrued but not collected from loans that are placed on non-accrual or charged-off is reversed against interest income. In accordance with the Company’s policy, such interest income is recognized on a cash basis or cost-recovery method, until qualifying for return to accrual status.

The Company considers a loan to be past due or delinquent when the terms of the contractual obligation are not met by the borrower. An analysis of days past due loans as of September 30, 2023 follows:

	September 30, 2023
	30 - 59	60 - 89	90+
	Days	Days	Days	Total	Current	Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Real estate
One to four family - owner occupied	$1,061	$249	$669	$1,979	$132,221	$134,200
One to four family - non owner occupied	—	—	317	317	111,722	112,039
Commercial owner occupied	—	—	468	468	98,586	99,054
Commercial investor	—	—	—	—	279,779	279,779
Construction and land	—	—	185	185	20,065	20,250
Farm loans	—	—	—	—	14,918	14,918
Total real estate loans	1,061	249	1,639	2,949	657,291	660,240

Marine loans	—	—	—	—	16,533	16,533
Other consumer	50	16	—	66	1,983	2,049
Guaranteed by U.S. Government	—	—	—	—	4,137	4,137
Commercial	—	—	—	—	24,078	24,078
Total consumer and commercial loans	50	16	0	66	46,731	46,797

Total loans	$1,111	$265	$1,639	$3,015	$704,022	$707,037

BV FINANCIAL, INC. AND SUBSIDIARIES

An analysis of days past due loans as of December 31, 2022 follows:

	December 31, 2022
	30 - 59	60 - 89	90+
	Days	Days	Days	Total	Current	Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Real estate
One to four family - owner occupied	$2,311	$793	$896	$4,000	$133,742	$137,742
One to four family - non owner occupied	777	170	379	1,326	123,739	125,065
Commercial owner occupied	1,048	103	2,056	3,207	88,646	91,853
Commercial investor	310	—	1,433	1,743	225,111	226,854
Construction and land	—	43	160	203	17,734	17,937
Farm loans	—	—	—	—	13,823	13,823
Total real estate loans	4,446	1,109	4,924	10,479	602,795	613,274

Marine loans	—	—	59	59	15,732	15,791
Other consumer	65	—	—	65	2,296	2,361
Guaranteed by U.S. Government	—	—	—	—	4,933	4,933
Commercial	—	—	—	—	28,052	28,052
Total consumer and commercial loans	65	—	59	124	51,013	51,137

Total loans	$4,511	$1,109	$4,983	$10,603	$653,808	$664,411

Allowance for Credit Losses ("ACL")

The following tables detail activity in the ACL at and for the three and nine months ended September 30, 2023 and the allowance for loan losses at and for the three and nine months ended September 30, 2022. An allocation of the allowance to one category of loans does not prevent the Company from using that allowance to absorb losses in a different category.

Three Months Ended	September 30, 2023
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions (recovery)	Ending Balance
Real estate
One to four family - owner occupied	$1,342	$(2)	$34	$147	$1,521
One to four family - non owner occupied	1,212	—	214	(292)	1,134
Commercial owner occupied	459	—	—	(26)	433
Commercial investor	3,784	—	—	41	3,825
Construction and land	480	—	1	(105)	376
Farm loans	145	—	—	11	156
Total real estate loans	7,422	(2)	249	(224)	7,445

Marine loans	451	—	—	3	454
Other consumer	—	(4)	12	(8)	0
Commercial	290	—	—	(36)	254
Total consumer and commercial	741	(4)	12	(41)	708

Total loans	$8,163	$(6)	$261	$(265)	$8,153

The following table summarized the ACL activity for the three months ended September 30, 2023.

(dollars in thousands)
Provision for Credit Losses - loans	$(265)
Reduction in allowance for securities - HTM	(1)
Reduction in allowance for credit losses - unfunded commitments	(67)
Provision for credit losses per the consolidated statement of income	$(333)

BV FINANCIAL, INC. AND SUBSIDIARIES

Three Months Ended	September 30, 2022
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions (recovery)	Ending Balance
Real estate
One to four family - owner occupied	$275	$—	$4	$(27)	$252
One to four family - non owner occupied	594	—	46	(53)	587
Commercial owner occupied	208	—	—	119	327
Commercial investor	1,819	—	—	128	1,947
Construction and land	76	—	5	3	84
Farm loans	2	—	—	21	23
Total real estate loans	2,974	—	55	191	3,220

Marine loans	57	—	—	1	58
Other consumer	15	(10)	4	(3)	6
Commercial	58	—	—	(3)	55
Total consumer and commercial	130	(10)	4	(5)	119

Total loans	$3,104	$(10)	$59	$186	$3,339

Nine Months Ended	September 30, 2023
(dollars in thousands)	Beginning Balance	Impact of ASC 326 Adoption	Charge-offs	Recoveries	Provisions (recovery)	Ending Balance
Real estate
One to four family - owner occupied	$344	$1,117	$(2)	$60	$2	$1,521
One to four family - non owner occupied	562	356	—	247	(31)	1,134
Commercial owner occupied	366	78	—	—	(11)	433
Commercial investor	2,272	1,506	—	—	47	3,825
Construction and land	93	496	—	153	(366)	376
Farm loans	17	135	—	—	4	156
Total real estate loans	3,654	3,688	(2)	460	(355)	7,445

Marine and other consumer loans	68	336	(64)	25	89	454
Commercial	91	208	—	2	(47)	254
Total consumer and commercial	159	544	(64)	27	42	708

Total loans	$3,813	$4,232	$(66)	$487	$(313)	$8,153

The following table summarized the ACL activity for the nine months ended September 30, 2023.

(dollars in thousands)
Provision for credit losses - loans	$(313)
Reduction in allowance for securities - HTM	(3)
Reduction in allowance for credit losses - unfunded commitments	(164)
Provision for credit losses per the consolidated statement of income	$(480)

Nine Months Ended	September 30, 2022
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions (recovery)	Ending Balance
Real estate
One to four family - owner occupied	$259	$(7)	$36	$(36)	$252
One to four family - non owner occupied	695	—	77	(185)	587
Commercial owner occupied	280	—	—	47	327
Commercial investor	1,225	(9)	—	731	1,947
Construction and land	93	—	15	(24)	84
Farm loans	2	—	—	21	23
Total real estate loans	2,554	(16)	128	554	3,220

Marine loans	47	—	—	11	58
Other consumer	20	(38)	11	13	6
Commercial	45	—	1	9	55
Total consumer and commercial	112	(38)	12	33	119

Total loans	$2,666	$(54)	$140	$587	$3,339

BV FINANCIAL, INC. AND SUBSIDIARIES

Term Loans by Origination Year

(dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at September 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
One to four family - owner occupied
Pass	$5,963	$7,950	$13,808	$10,153	$10,201	$74,741	$10,893	$133,709
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	167	—	20	263	41	491
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One to four family - owner occupied	$5,963	$7,950	$13,975	$10,153	$10,221	$75,004	$10,934	$134,200
Current Period Gross Write-off	$—	$—	$—	$—	$—	$(2)	$—	$(2)

One to four family - non owner occupied
Pass	$13,320	$30,462	$22,856	$11,169	$7,886	$24,302	$—	$109,995
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	2,044	—	2,044
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One to four family - non owner occupied	$13,320	$30,462	$22,856	$11,169	$7,886	$26,346	$—	$112,039
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Commercial owner occupied
Pass	$15,698	$16,529	$16,917	$6,018	$5,155	$32,456	$—	$92,773
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	952	1,510	3,819	—	6,281
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial owner occupied	$15,698	$16,529	$16,917	$6,970	$6,665	$36,275	$—	$99,054
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Commercial investor
Pass	$55,059	$90,444	$68,602	$17,415	$10,294	$25,083	$—	$266,897
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	6,930	—	5,952	—	12,882
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial investor	$55,059	$90,444	$68,602	$24,345	$10,294	$31,035	$—	$279,779
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Construction and land
Pass	$4,033	$10,881	$2,195	$671	$—	$741	$—	$18,521
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	1,414	—	315	—	1,729
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Construction and land	$4,033	$10,881	$2,195	$2,085	$—	$1,056	$—	$20,250
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Farm loans
Pass	$—	$3,991	$2,292	$263	$2,674	$5,698	$—	$14,918
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Farm loans	$—	$3,991	$2,292	$263	$2,674	$5,698	$—	$14,918
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Marine loans
Pass	$2,901	$2,207	$6,363	$1,773	$211	$3,078	$—	$16,533
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Marine loans	$2,901	$2,207	$6,363	$1,773	$211	$3,078	$—	$16,533
Current Period Gross Write-off	$—	$—	$—	$—	$—	$(58)	$—	$(58)

Other consumer
Pass	$303	$184	$154	$43	$195	$1,157	$—	$2,036
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	13	—	13
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Other consumer	$303	$184	$154	$43	$195	$1,170	$—	$2,049
Current Period Gross Write-off	$—	$—	$—	$—	$—	$(6)	$—	$(6)

Guaranteed by U.S. Government
Pass	$—	$-	$—	$27	$445	$3,665	$—	$4,137
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Guaranteed by U.S. Government	$—	$—	$—	$27	$445	$3,665	$—	$4,137
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$603	$10,234	$6,272	$1,389	$975	$3,901	$—	$23,374
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	704	—	704
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial	$603	$10,234	$6,272	$1,389	$975	$4,605	$—	$24,078
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

BV FINANCIAL, INC. AND SUBSIDIARIES

(dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at September 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Total Loans
Pass	$97,880	$172,882	$139,459	$48,921	$38,036	$174,822	$10,893	$682,893
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	167	9,296	1,530	13,110	41	24,144
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total loans	$97,880	$172,882	$139,626	$58,217	$39,566	$187,932	$10,934	$707,037

Term Loans by Origination Year

(dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving	Total
One to four family - owner occupied
Pass	$7,009	$14,907	$10,742	$10,708	$8,285	$73,585	$11,674	$136,910
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	783	49	832
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One to four family - owner occupied	$7,009	$14,907	$10,742	$10,708	$8,285	$74,368	$11,723	$137,742

One to four family - non owner occupied
Pass	$45,369	$27,088	$12,325	$7,337	$5,224	$23,369	$—	$120,712
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	1,598	853	1,902	—	4,353
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One to four family - non owner occupied	$45,369	$27,088	$12,325	$8,935	$6,077	$25,271	$—	$125,065

Commercial owner occupied
Pass	$17,678	$17,244	$6,299	$5,590	$11,502	$25,610	$—	$83,923
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	979	1,534	936	4,481	—	7,930
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial owner occupied	$17,678	$17,244	$7,278	$7,124	$12,438	$30,091	$—	$91,853

Commercial investor
Pass	$83,975	$74,933	$24,133	$11,369	$3,500	$22,186	$—	$220,096
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	4,836	1,922	—	6,758
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial investor	$83,975	$74,933	$24,133	$11,369	$8,336	$24,108	$—	$226,854

Construction and land
Pass	$10,135	$3,338	$1,376	$77	$—	$986	$—	$15,912
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	1,598	160	—	267	—	2,025
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Construction and land	$10,135	$3,338	$2,974	$237	$—	$1,253	$—	$17,937

Farm loans
Pass	$4,165	$657	$266	$2,752	$455	$5,528	$—	$13,823
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Farm loans	$4,165	$657	$266	$2,752	$455	$5,528	$—	$13,823

Marine loans
Pass	$2,486	$7,413	$2,028	$223	$1,145	$2,437	$—	$15,732
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	59	—	59
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Marine loans	$2,486	$7,413	$2,028	$223	$1,145	$2,496	$—	$15,791

Other consumer
Pass	$495	$212	$78	$216	$9	$1,329	$—	$2,339
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	22	—	22
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Other consumer	$495	$212	$78	$216	$9	$1,351	$—	$2,361

Guaranteed by U.S. Government
Pass	$—	$304	$175	$525	$840	$3,089	$—	$4,933
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Guaranteed by U.S. Government	$—	$304	$175	$525	$840	$3,089	$—	$4,933

Commercial
Pass	$10,301	$6,885	$5,116	$1,225	$1,798	$2,282	$—	$27,607
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	445	—	445
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial	$10,301	$6,885	$5,116	$1,225	$1,798	$2,727	$—	$28,052

BV FINANCIAL, INC. AND SUBSIDIARIES

(dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving	Total
Total Loans
Pass	$181,613	$152,981	$62,538	$40,022	$32,758	$160,401	$11,674	$641,987
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	2,577	3,292	6,625	9,881	49	22,424
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total loans	$181,613	$152,981	$65,115	$43,314	$39,383	$170,282	$11,723	$664,411

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

Through our loan evaluation process, we have identified certain loans for which the primary source of loan repayment may no longer be a viable option. The Company is dependent on the liquidation of the collateral to provide funds for repayment of the loan. The following table shows the loans determined by management to be collateral dependent at September 30, 2023.

		Estimated Collateral Values		Estimated Collateral Values
(dollars in thousands)	Real Estate	Real Estate	Business\Other Assets	Business\Other Assets
One to four family - owner occupied	$1,331	$5,894	$—	$—
One to four family - non-owner occupied	345	778	—	—
Commercial owner occupied real estate	752	1,825	—	—
Commercial investor real estate	1,185	1,470	—	—
Construction and land	184	378	—	—
Marine and other consumer	—	—	13	44
Total	$3,797	$10,345	$13	$44

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

The following is a summary of impaired loans by class of loans as of December 31, 2022:

(dollars in thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
With an allowance recorded
Real estate loans
One to four family - owner occupied	$100	$100	$28	$103	$4
One to four family - non-owner occupied	70	70	2	71	4
Total	170	170	30	174	8

With no allowance recorded
Real estate loans
One to four family - owner occupied	1,956	1,956	—	2,789	93
One to four family - non-owner occupied	585	585	—	632	39
Commercial owner occupied	1,854	1,854	—	1,406	77
Commercial investor	1,432	1,432	—	1,889	99
Construction and land	248	248	—	203	26
Marine Loans	59	59	—	15	3
Other consumer	45	49	—	56	7
Guaranteed by the U.S. Government	—	—	—	15	—
Commercial	—	—	—	2	—
Total	6,179	6,183	—	7,007	344

Combined
Real estate loans
One to four family - owner occupied	2,056	2,056	28	2,892	97
One to four family - non-owner occupied	655	655	2	703	43
Commercial owner occupied	1,854	1,854	—	1,406	77
Commercial investor	1,432	1,432	—	1,889	99
Construction and land	248	248	—	203	26
Marine Loans	59	59	—	15	3
Other consumer	45	49	—	56	7
Guaranteed by the U.S. Government	—	—	—	15	—
Commercial	—	—	—	2	—
Total	$6,349	$6,353	$30	$7,181	$352

Prior to the adoption of ASC 326, loans that are modified to make concessions to help a borrower remain current and/or to avoid foreclosure were classified as TDRs. Generally, we did not forgive principal or interest on a loan or modify the interest rate on loans to below market rates. When we modified loans as a TDR, we evaluated any possible impairment similar to other impaired loans. If we determined that the value of the modified loan was less than the recorded investment in the loan, impairment is recognized. The Company has no commitments to lend additional funds to borrowers whose loans have been modified.

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

BV FINANCIAL, INC. AND SUBSIDIARIES

Borrowers experiencing financial difficulty ("BEFD") modifications included in the individually assessed loan schedules above, as of September 30, 2023 are as follows:

(dollars in thousands)	Number of Loans	Amortized Cost
One to four family - owner occupied	3	$254
One to four family - non owner occupied	1	131
Commercial investor real estate	1	1,184
Total accrual BEFD modification loans	5	$1,569

Modifications on non-accrual	1	$1,185

All BEFD modifications were loan term extensions. There were no BEFD modifications past due as of September 30, 2023. There was one loan, on non-accrual, that had payment defaults in the past 12 months.

The following tables detail the amortized cost basis at the end of the reporting period for loans made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2023.

	Three Months Ended September 30, 2023
(dollars in thousands)	Term Extensions	Payment Deferral and Term Extensions	Total	Percentage of Total Loans
One to four family - owner occupied	$—	$—	$—	0.00%
One to four family - non-owner occupied	131	—	131	0.02%
Commercial owner occupied real estate	—	—	—	0.00%
Commercial investor real estate	—	—	—	0.00%
Construction and land	—	—	—	0.00%
Marine and other consumer	—	—	—	0.00%
Total	$131	$—	$131	0.02%

	Nine Months Ended September 30, 2023
(dollars in thousands)	Term Extensions	Payment Deferral and Term Extensions	Total	Percentage of Total Loans
One to four family - owner occupied	$254	$—	$254	0.04%
One to four family - non-owner occupied	131	—	131	0.02%
Commercial owner occupied real estate	—	—	—	0.00%
Commercial investor real estate	1,184	—	1,184	0.17%
Construction and land	—	—	—	0.00%
Marine and other consumer	—	—	—	0.00%
Total	$1,569	$—	$1,569	0.23%

Note 5 - Goodwill And Other Intangible Assets

Goodwill and other intangible assets are presented in the tables below.

(dollars in thousands)	As of September 30, 2023	As of December 31, 2022

Goodwill	$14,420	$14,420

	September 30, 2023			December 31, 2022
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net

Core deposit intangible	$1,868	$811	$1,057	$1,868	$673	$1,195

BV FINANCIAL, INC. AND SUBSIDIARIES

As of September 30, 2023 future estimated annual amortization expense is as follows:

Year ending
(dollars in thousands)
2023	$46
2024	180
2025	180
2026	180
2027	180
Thereafter	291
Total Estimated Amortization Expense	$1,057

Management performed its annual analysis of goodwill and core deposit intangibles ("CDI") during the fourth quarter of 2022 and concluded that there was no impairment at December 31, 2022. At September 30, 2023, management's analysis concluded that there were no changes in the Company's financial statements or operations subsequent to the fourth quarter 2022 annual analysis that would indicate that it was more likely than not that goodwill or CDI was impaired.

BV FINANCIAL, INC. AND SUBSIDIARIES

Note 6 – Foreclosed Real Estate (Other Real Estate Owned (“OREO”))

OREO assets are presented net of the valuation allowance. The Company considers OREO as classified assets for regulatory and financial reporting. OREO carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related selling costs. The Company had OREO of $555,000 and $2.0 million at September 30, 2023 and December 31, 2022, respectively.

During the nine months ended September 30, 2023 and September 30, 2022, the Company incurred OREO expenses of $173,000 and $396,000, respectively.

The Company had $302,000 and $114,000 in loans secured by residential real estate for which formal foreclosure proceedings were in process as of September 30, 2023 and December 31, 2022, respectively.

The table below shows the OREO roll forward balance as of September 30, 2023.

(dollars in thousands)	September 30, 2023	December 31, 2022
Beginning of period balance	$1,987	$1,987
Improvements and additions	57	—
Proceeds from sale	(2,167)	—
Gain on sale	678	—
End of period balance	$555	$1,987

Note 7 - Deposits

Deposits consisted of the following:

	September 30, 2023		December 31, 2022
(dollars in thousands)	Balance	Percentage	Balance	Percentage
Noninterest-bearing checking accounts	$143,203	22.16%	$167,202	24.43%
Interest-bearing checking accounts	79,512	12.30%	96,829	14.14%
Money market accounts	87,277	13.50%	102,301	14.94%
Savings accounts	151,407	23.42%	171,772	25.09%
Certificates of deposit	185,077	28.63%	146,514	21.40%
Total deposits	$646,476	100.00%	$684,618	100.00%

At September 30, 2023, the Bank had two account relationships from local government entities that comprised 3.6% and 2.9% of total deposits, respectively.

At September 30, 2023 and December 31, 2022, the Bank had $47.5 million and $28.6 million in certificates of deposits of $250,000 or more, respectively. Deposits in excess of $250,000 may not be insured by the FDIC.

(dollars in thousands)	September 30, 2023
Within one year	$118,177
Year 2	40,870
Year 3	11,794
Year 4	4,953
Year 5	9,283
Thereafter	—
Total certificates of deposit	$185,077

BV FINANCIAL, INC. AND SUBSIDIARIES

Note 8 - Borrowings

A summary of the Company’s borrowings at September 30, 2023 and December 31, 2022 are indicated as follows:

		September 30, 2023		December 31, 2022
(dollars in thousands)	Maturity	Balance	Rate	Balance	Rate

Federal Home Loan Bank Advances	2023	$37,500	5.57%	$12,000	4.58%
BV Financial Inc. Series 2020 Notes	2030	35,000	4.88%	35,000	4.88%
Easton Capital Trust I	2034	3,093	SOFR + 2.85%	3,093	Libor + 2.85%
Total Borrowings, gross		75,593		50,093
Less: Debt issuance costs		(311)		(427)
Less: net fair value adjustment		(584)		(627)
Total Borrowings, net		$74,698		$49,039

Note 9 – Lease Commitments And Contingencies

Operating Leases

The Company's operating lease agreements are primarily for leases of branches and office space. Topic 842 requires operating lease agreements to be recognized on the consolidated balance sheet as a right-of-use-asset with a corresponding lease liability.

The table below details the Right of Use asset (net of accumulated amortization), lease liability and other information related to the Company's operating leases:

	Consolidated Balance
(dollars in thousands)	Sheet Classification	September 30, 2023	December 31, 2022

Operating lease right of use asset	Other assets	$1,075	$617
Operating lease liabilities	Other liabilities	$1,107	$645

Other information related to leases:
Weighted average remaining lease term of operating leases		5.9 years	4.1 years
Weighted average discount rate of operating leases		4.60%	3.96%

The table below details the Company's lease cost, which is included in occupancy expense in the Consolidated Statements of Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022

Operating lease cost	$72	$59	$187	$213

Cash paid for lease liability	$52	$43	$140	$176

BV FINANCIAL, INC. AND SUBSIDIARIES

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

(dollars in thousands)	As of September 30, 2023
Lease payments due:
Within one year	$207
After one but within two years	204
After two but within three years	196
After three but within four years	151
After four but within five years	64
After five years	309
Total undiscounted lease payments	1,131
Less: imputed interest	(24)
Present value of operating lease liabilities	$1,107

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

BV FINANCIAL, INC. AND SUBSIDIARIES

					To be well
					capitalized under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
As of September 30, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Tier 1 Leverage ratio	$158,940	17.40%	$36,537	4.00%	$45,671	5.00%

Tier 1 capital (to risk-weighted assets)	$158,940	23.63%	$57,175	8.50%	$53,812	8.00%

Common Equity Tier 1 Capital Ratio (to risk-weighted assets)	$158,940	23.63%	$47,085	7.00%	$43,722	6.50%

Total Capital ratio (to risk-weighted assets)	$167,221	24.86%	$70,628	10.50%	$67,265	10.00%

					To be well capitalized under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
As of December 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Tier 1 Leverage ratio	$109,939	13.39%	$32,845	4.00%	$41,057	5.00%

Tier 1 capital (to risk-weighted assets)	$109,939	16.76%	$55,762	8.50%	$52,482	8.00%

Common Equity Tier 1 Capital Ratio (to risk-weighted assets)	$109,939	16.76%	$45,922	7.00%	$42,642	6.50%

Total Capital ratio (to risk-weighted assets)	$113,757	17.34%	$68,883	10.50%	$65,602	10.00%

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

BV FINANCIAL, INC. AND SUBSIDIARIES

assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s quarterly valuation process. Intra-quarter transfers in and out of level 3 assets and liabilities recorded at fair value on a recurring basis are disclosed. There were no such transfers during the quarter ended September 30, 2023 or the year ended December 31, 2022.

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

BV FINANCIAL, INC. AND SUBSIDIARIES

value is derived from an appraisal, the Company records the foreclosed asset at nonrecurring Level 3.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets as of September 30, 2023 and December 31, 2022 measured at fair value on a recurring basis.

		Level 1	Level 2	Level 3
		Quoted prices	Significant	Significant
		in active	other	other
		markets for	observable	unobservable
As of September 30, 2023	Total	identical assets	inputs	inputs
	(dollars in thousands)
Securities available for sale
Agency Securities	$4,752	$—	$4,752	$—
Corporate securities	1,352	—	1,352	—
Mortgage-backed securities	29,512	—	29,512	—
	$35,616	$—	$35,616	$—

		Level 1	Level 2	Level 3
		Quoted prices	Significant	Significant
		in active	other	other
		markets for	observable	unobservable
As of December 31, 2022	Total	identical assets	inputs	inputs
	(dollars in thousands)
Securities available for sale
Corporate securities	$1,932	$—	$1,932	$—
Mortgage-backed securities	31,102	—	31,102	—
	$33,034	$—	$33,034	$—

The Company may be required to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a non recurring basis as of September 30, 2023 and December 31, 2022 were included in the tables below.

		Level 1	Level 2	Level 3
		Quoted prices	Significant	Significant
		in active	other	other
		markets for	observable	unobservable
As of September 30, 2023	Total	identical assets	inputs	inputs
(dollars in thousands)
Individually evaluated loans	$3,810	$—	$—	$3,810
Foreclosed real estate and repossessed assets	555	—	—	555
	$4,365	$—	$—	$4,365

		Level 1	Level 2	Level 3
		Quoted prices	Significant	Significant
		in active	other	other
		markets for	observable	unobservable
As of December 31, 2022	Total	identical assets	inputs	inputs
(dollars in thousands)
Impaired loans	$6,349	$—	$—	$6,349
Foreclosed real estate and repossessed assets	1,987	—	—	1,987
	$8,336	$—	$—	$8,336

BV FINANCIAL, INC. AND SUBSIDIARIES

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

The Company’s estimated fair values of financial instruments are presented in the following table.

		September 30, 2023		December 31, 2022
	Fair value	Carrying	Fair	Carrying	Fair
(dollars in thousands)	hierarchy	amount	value	amount	value

Financial assets
Cash and cash equivalents	Level 1	$114,459	$114,459	$68,652	$68,652
Securities held to maturity	Level 2	10,263	9,013	10,461	9,660
Securities held to available for sale	Level 2	35,616	35,616	33,034	33,034
Federal Home Loan Bank of Atlanta stock	Level 2	2,407	2,407	977	977
Loans receivable	Level 3	698,884	671,138	659,131	639,027
Accrued interest receivable	Level 2	3,450	3,450	2,952	2,952

Financial liabilities
Deposits	Level 3	$646,476	$505,207	$684,618	$551,348
FHLB Borrowings	Level 3	37,500	37,500	12,000	11,976
Subordinated Debentures	Level 3	37,198	30,320	37,039	33,595
Accrued interest payable	Level 2	916	916	110	110

Note 13 – Earnings Per Share (“EPS”)

Basic earnings per common share represent income available to common shareholders, divided by the weighted average number of common shares outstanding during the period. As a result of the second step conversion, previously outstanding shares have been adjusted to reflect the 1.5309 exchange ratio. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may have been issued by the Company related to outstanding unvested restricted stock unit and performance stock unit awards were determined using the treasury stock method and included in the calculation of dilutive common stock equivalents. The Company has not granted any stock options since 2017.

As of three and nine months ended September 30, 2023, and 2022, there were no, unvested restricted stock or performance stock unit awards which were excluded from the calculation as their effect would be anti-dilutive. Basic and diluted earnings per share have been computed based on weighted-average common and common equivalent shares outstanding as follows:

BV FINANCIAL, INC. AND SUBSIDIARIES

	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2023		2022		2023		2022
(dollars in thousands, except per share data)	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net income	$3,684	$3,684	$2,612	$2,612	$10,698	$10,698	$7,794	$7,794
Weighted average common shares outstanding	10,600	10,600	7,957	7,957	8,858	8,858	7,947	7,947
Dilutive securities
Stock options	—	30	—	22	—	40	—	22
Adjusted weighted average shares outstanding	10,600	10,630	7,957	7,979	8,858	8,898	7,947	7,969
Earnings-per share amount	$0.35	$0.35	$0.33	$0.33	$1.21	$1.20	$0.98	$0.98

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022

Current expense
Federal	$1,004	$659	$2,434	$1,719
State	456	347	1,125	873
Total current expense	1,460	1,006	3,559	2,592
Deferred expense	(61)	29	345	189
Income tax expense	$1,399	$1,035	$3,904	$2,781

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
•
changes in the level and direction of loan delinquencies and charge-offs and changes in estimates of the adequacy of the allowance for credit losses;
•
changes in the economic assumptions used to calculated the allowance for credit losses;
•
our ability to access cost-effective funding;
•
changes in liquidity, including the size and composition of our deposit portfolio, including the percentage of uninsured deposits in the portfolio;
•
fluctuations in real estate values and both residential and commercial real estate market conditions;
•
our continued ability to originate loans outside of our market area;
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
a potential government shutdown;
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

The ACL is an estimate of the expected credit losses for loans held for investment and for off-balance sheet exposures. ASC 326, "Financial Instruments-Credit Losses," requires an immediate recognition of the credit loss expected to occur over the lifetime of a financial asset whether originated or purchased. Charge-offs are recorded to the ACL when management believes the loan in uncollectible. Subsequent recoveries, if any, are credited to the ACL. Management believes the ACL is maintained in accordance with GAAP and in compliance with appropriate regulatory guidelines. The ACL includes quantitative estimates of losses for collectively and individually evaluated loans. The quantitative estimate for collectively evaluated loans (other than investor commercial real estate loans) is determined using the average charge-off method that utilizes historical losses for all Maryland banks with assets less than $1 billion beginning in March 2000. The investor commercial real estate portfolio utilizes the national loss history for banks with assets less than $1 billion over the same time period. Adjustments are made to the historical loss factors under each scenario for economic conditions, portfolio concentrations, collateral values, the level and trend of delinquent and problem loans and internal changes in staffing, loan policies and monitoring of the portfolio. Loans are selected for individual evaluation primarily based on their payment status and whether the loan has been placed on non-accrual status. Loans on non-accrual status include all loans greater than 90 days delinquent and other loans with weaknesses sufficient for management to place these loans on non-accrual status. The ACL is measured on a collective basis when similar risk factors exist as determined by internal loan coding and assignment to a portfolio segment. The Company utilizes reasonable and supportable forecasts of future economic conditions when estimating the ACL on loans. The model's calculation also uses an adjustment for a 12-month forecast period utilizing the most recent 12-month economic forecast from the Board of Governors of the Federal Reserve System for national gross domestic product ("GDP"). The model compares the average history of loss rates described above to the forecasted GDP to determine the value of the forward-looking adjustment. The establishment of the allowance for credit losses is significantly affected by management's judgment and by economic and other uncertainties, and there is a likelihood that different amounts would be reported under different conditions or assumptions. The Federal Deposit Insurance Corporation and the Maryland Office of the Commissioner of Financial Regulation, as an integral part of their examination process, periodically review the allowance for credit losses for reasonableness and, as a result of such reviews, we may be required to increase our ACL or recognize loan charge-offs. The calculation of ACL excludes accrued interest receivable balances because these balances are reversed in a timely manner against previously recognized interest income when a loan is placed on non-accrual.

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

Goodwill

The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates it is likely impairment has occurred. Goodwill impairment is determined by comparing the fair value of a reporting unit to its carrying amount. In any given year the Company may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is in excess of its carrying value. If it is not more likely than not that the fair value of the reporting unit is in excess of the carrying value, or if the Company elects to bypass the qualitative assessment, a quantitative impairment test is performed. In performing a quantitative test for impairment, the fair value of net assets is estimated based on analyses of the Company’s market value, discounted cash flows, and peer values. The determination of goodwill impairment is sensitive to market-based economics and other key assumptions used in determining or allocating fair value. Variability in the market and changes in assumptions or subjective measurements used to estimate fair value are reasonably possible and may have a material impact on our consolidated financial statements or results of operations. Our annual goodwill impairment test is performed each year as of September 30. The Company performed its 2022 goodwill impairment

BV FINANCIAL, INC. AND SUBSIDIARIES

qualitative assessment and determined its goodwill was not considered impaired. We monitor our performance and evaluate our goodwill for impairment annually or more frequently as needed.

Deferred Income Taxes

At September 30, 2023, we had a net deferred tax asset totaling $9.0 million. In accordance with ASC Topic 740 “Income Taxes,” we use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If currently available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established if it is not more likely than not realizable. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting deferred tax assets and liabilities. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets are inherently subjective and are reviewed on a regular basis as regulatory or business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance that results in additional income tax expense in the period in which it is recognized would negatively affect income. Management believes, based upon current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize its federal and state deferred tax asset.

BV FINANCIAL, INC. AND SUBSIDIARIES

Comparison of Financial Condition at September 30, 2023 (Unaudited) and December 31, 2022

Total Assets. Total assets were $931.4 million at September 30, 2023, an increase of $86.4 million, or 10.2%, from $845.0 million at December 31, 2022. The increase was due primarily to a $45.8 million increase in cash and cash equivalents, and a $39.8 million increase in net loans receivable to $698.9 million at September 30, 2023, partially offset by decreases of $1.4 million in repossessed assets and $417,000 in the cash value of life insurance.

Cash and Cash Equivalents. Cash and cash equivalents increased $45.8 million, or 67.7%, to $114.5 million at September 30, 2023 from $68.7 million at December 31, 2022, primarily due to the stock offering and an increase in borrowings from the FHLB.

Net Loans Receivable. Net loans receivable increased $39.8 million, or 6.0%, to $698.9 million at September 30, 2023 from $659.1 million at December31, 2022. Increases of $20.1 million in commercial real estate and $2.3 million in construction loans were partially offset by decreases of $16.6 million of owner and non-owner occupied one-to-four-family loans and $4.0 million of commercial loans. The increase in construction loans was due primarily to draws on existing lines of credit. The decreases in one- to four-family loans and commercial loans were due primarily to payoffs and pay downs exceeding originations during the nine-months ended September 30, 2023.

Allowance for Credit Losses. The Company adopted ASU 326 on January 1, 2023. Under this new current expected loss model, provisions for credit losses are charged to operations to establish an allowance for credit losses at a level to cover expected losses over the expected life of a loan or securities portfolio. Under the previous “incurred loss” model, provisions for loan losses were charged to operations to establish an allowance for loan losses at a level necessary to absorb known and inherent losses in our loan portfolio that are both probable and reasonably estimable at the date of the consolidated financial statements. Prior to adoption of this standard, the Company segregated the loan portfolios acquired via mergers and evaluated them against a credit mark established at acquisition. As part of the adoption of the new accounting standard, $3.8 million in remaining acquisition credit marks were transferred to the allowance for credit losses for loans. An additional $753,000 in allowances for credit losses were established, $454,000 for the allowance for credit losses for loans, $289,000 as a reserve for off-balance sheet commitments and $10,000 for held-to-maturity securities as of the adoption date. In evaluating the level of the allowance for credit losses, management analyzes several qualitative loan portfolio risk factors including, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions, reasonable and supportable forecasts of future economic conditions and other qualitative and quantitative factors which could affect potential credit losses.

Our allowance for credit losses was $8.2 million at September 30, 2023 compared to $3.8 million at September 30, 2022. The ratio of our allowance for credit losses to total loans was 1.15% at September 30, 2023 compared to 0.50% at September 30, 2022, while the allowance for credit losses to non-performing loans was 213.5% at September 30, 2023 compared to 51.1% at September 30, 2022.

Securities. Securities available for sale (“AFS”) increased $2.6 million, or 7.8%, to $35.6 million at September 30, 2023 from $33.0 million at December 31, 2022. This increase was primarily due to an increase of $4.0 million in agency securities, partially offset by decreases in mortgage-backed and corporate securities due to pay downs and maturities and a $252,000 decrease in the market value of the AFS portfolio.

Total Liabilities. Total liabilities decreased $10.9 million or 1.4%, to $736.3 million at September 30, 2023 from $747.2 million at December 31, 2022.The decrease was primarily due to a decrease in total deposits of $38.1 million, partially offset by an increase in FHLB borrowings.

Deposits. Total deposits decreased $38.1 million, or 5.6%, to $646.5 million at September 30, 2023 from $684.6 million at December 31, 2022. Interest-bearing deposits decreased $14.1 million, or 2.7%, to $503.3 million at September 30, 2023 from $517.4 million at December 31, 2022 as a $76.7 million, or 14.3%, decrease in lower-cost transaction accounts were offset by a $38.6 million, or 26.3% increase in certificates of deposit. Noninterest bearing deposits decreased $24.0 million, or 14.4%, to $143.2 million at September 30, 2023 from $167.2 million at December 31, 2022.

The Company has been increasing interest rates paid on deposits in an attempt to retain and grow these balances.

BV FINANCIAL, INC. AND SUBSIDIARIES

Federal Home Loan Bank Borrowings. The Company had $37.5 million in FHLB borrowings at September 30, 2023 compared to $12.0 million at December 31, 2022. The increase was used to fund loan growth and to maintain on balance sheet liquidity.

Stockholders’ Equity. Stockholders’ equity increased $97.3 million, or 99.6%, to $195.1 million at September 30, 2023, primarily due to the stock offering noted above, $10.7 million in net income and a $547,000 negative adjustment to retained earnings resulting from the adoption of ASC Topic 326 “Financial Instruments-Credit Losses” during the quarter ended March 31, 2023.

Asset Quality. Non-performing assets at September 30, 2023 totaled $4.4 million consisting of $3.8 million in nonperforming loans and $555,000 in other real estate owned, compared to $7.9 million at December 31, 2022, consisting of $5.9 million in non-performing loans and $2.0 million in other real estate owned. At September 30 2023, the allowance for credit losses on loans was $8.2 million, which represented 1.15% of total loans and 213.5% of non-performing loans compared to $3.8 million at December 31, 2022, which represented 0.57% of total loans and 64.8% of non-performing loans. In addition, at December 31, 2022, the Bank had credit marks of $3.8 million that were not included in the Bank’s allowance for loan loss estimate which is in accordance with U.S. Generally Accepted Accounting Principles. The credit marks were established for specific loans acquired in previous mergers.

BV FINANCIAL, INC. AND SUBSIDIARIES

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2023 and 2022

Average Balances and Yields. The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Non-accrual loans are included in the computation of average balances only. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Average balances exclude loans held for sale, if applicable. Net deferred loan origination fees totaled $1.8 million and $1.5 million at September 30, 2023 and 2022, respectively.

	For the Three Months Ended September 30,
	2023			2022
(dollars in thousands)	Average Outstanding Balance	Interest	Average Yield/Rate(1)	Average Outstanding Balance	Interest	Average Yield/Rate(1)
	(Unaudited)
Interest-earning assets:
Loans	$693,956	$9,764	5.58%	$639,340	$7,936	4.92%
Securities available-for-sale	35,868	302	3.35%	35,619	123	1.37%
Securities held-to-maturity	12,493	89	2.84%	7,985	53	2.66%
Cash, cash equivalents and other interest-earning assets	115,554	1,560	5.35%	85,673	458	2.11%
Total interest-earning assets	857,871	11,715	5.42%	768,617	8,570	4.42%
Noninterest-earning assets	74,240			85,757
Total assets	$932,111			$854,374

Interest-bearing liabilities:
Interest-bearing demand deposits	$82,096	219	1.06%	$94,455	17	0.07%
Savings deposits	150,522	50	0.13%	170,742	24	0.05%
Money market deposits	85,982	255	1.18%	110,470	56	0.20%
Certificates of deposit	181,292	1,240	2.71%	154,640	200	0.52%
Total interest-bearing deposits	499,892	1,764	1.40%	530,307	297	0.22%
Federal Home Loan Bank advances	37,500	530	5.60%	—	—	—%
Subordinated debentures	37,175	545	5.82%	36,964	519	5.57%
Total borrowings	74,675	1,075	5.71%	36,964	519	5.57%
Total interest-bearing liabilities	574,567	2,839	1.96%	567,271	816	0.57%
Noninterest-bearing demand deposits	144,603			173,542
Other noninterest-bearing liabilities	63,261			20,289
Total liabilities	782,431			761,102
Equity	149,680			93,272
Total liabilities and equity	$932,111			$854,374
Net interest income		$8,876			$7,754
Net interest rate spread(2)			3.46%			3.85%
Net interest-earning assets(3)	$283,304			$201,346
Net interest margin(4)			4.10%			4.00%
Average interest-earning assets to interest-bearing liabilities	149.31%			135.49%

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

BV FINANCIAL, INC. AND SUBSIDIARIES

The following table sets forth the effects of changing rates and volumes on our net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by current rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated proportionately based on the changes due to rate and volume.

	For the Three Months Ended September 30, 2023
	Interest Income Increase (Decrease) Due to
	(In thousands)
	Volume	Rate	Total
Interest income:
Loans receivable	$769	$1,059	$1,828

Investment securities AFS	2	177	179
Investment securities HTM	32	4	36
Total Investment securities	34	181	215

Short-term investments and other
interest-earning assets	403	699	1,102
Total interest-earning assets	$1,206	$1,939	$3,145

Interest expense:
Deposits	$(107)	$1,574	$1,467

FHLB Borrowings & Other Borrowings	530	—	530
Subordinated Debentures	3	23	26
Total Borrowings	533	23	556
Total interest-bearing liabilities	426	1,597	2,023

Change in net interest income	$780	$342	$1,122

BV FINANCIAL, INC. AND SUBSIDIARIES

	For the Nine Months Ended September 30,
	2023			2022
(dollars in thousands)	Average Outstanding Balance	Interest	Average Yield/Rate(1)	Average Outstanding Balance	Interest	Average Yield/Rate(1)
	(Unaudited)
Interest-earning assets:
Loans	$680,436	$27,863	5.47%	$627,642	$22,712	4.84%
Securities available-for-sale	35,746	846	3.16%	37,443	399	1.43%
Securities held-to-maturity	12,276	275	3.00%	7,228	143	2.64%
Cash, cash equivalents and other interest-earning assets	76,310	2,958	5.19%	96,272	726	1.00%
Total interest-earning assets	804,768	31,942	5.31%	768,585	23,980	4.17%
Noninterest-earning assets	81,460			83,691
Total assets	$886,228			$852,276

Interest-bearing liabilities:
Interest-bearing demand deposits	$87,159	380	0.58%	$94,189	46	0.07%
Savings deposits	158,324	141	0.12%	169,997	70	0.06%
Money market deposits	92,457	491	0.71%	108,560	151	0.18%
Certificates of deposit	167,313	2,682	2.14%	157,887	721	0.61%
Total interest-bearing deposits	505,253	3,694	0.98%	530,633	988	0.25%
Federal Home Loan Bank advances	33,099	1,313	5.30%	—	—	—
Subordinated debentures	37,123	1,621	5.84%	36,911	1,531	5.54%
Total borrowings	70,222	2,934	5.59%	36,911	1,531	5.54%
Total interest-bearing liabilities	575,475	6,628	1.54%	567,544	2,519	0.59%
Noninterest-bearing demand deposits	154,521			172,082
Other noninterest-bearing liabilities	36,180			22,239
Total liabilities	766,176			761,865
Equity	120,052			90,411
Total liabilities and equity	$886,228			$852,276
Net interest income		$25,314			$21,461
Net interest rate spread(2)			3.77%			3.58%
Net interest-earning assets(3)	$229,293			$201,041
Net interest margin(4)			4.21%			3.73%
Average interest-earning assets to interest-bearing liabilities	139.84%			135.42%

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

BV FINANCIAL, INC. AND SUBSIDIARIES

The following table sets forth the effects of changing rates and volumes on our net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by current rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated proportionately based on the changes due to rate and volume.

	For the Nine Months Ended September 30, 2023
	Interest Income Increase (Decrease) Due to
	(In thousands)
	Volume	Rate	Total
Interest income:
Loans receivable	$2,162	$2,989	$5,151

Investment securities AFS	(40)	487	447
Investment securities HTM	113	19	132
Total Investment securities	73	506	579

Short-term investments and other
interest-earning assets	(775)	3,007	2,232
Total interest-earning assets	$1,460	$6,502	$7,962

Interest expense:
Deposits	$(186)	$2,892	$2,706

FHLB Borrowings & Other Borrowings	1,313	—	1,313
Subordinated Debentures	9	81	90
Total Borrowings	1,322	81	1,403
Total interest-bearing liabilities	1,136	2,973	4,109

Change in net interest income	$324	$3,529	$3,853

General. Net income increased $1.1 million, or 41.0%, to $3.7 million for the three months ended September 30, 2023, compared to $2.6 million for the three months ended September 30, 2022. The increase was due primarily to an increase in net interest income and a reduction in the provision for credit losses and an increase in noninterest income, partially offset by increases in noninterest expense and income tax expense.

Interest Income. Interest income increased $3.1 million, or 36.6%, to $11.7 million for the three months ended September 30, 2023 from $8.6 million for the three months ended September 30, 2022. The increase was due primarily to increases in interest income on loans, and interest income on cash, cash equivalents and other interest-earning assets. Interest income on loans increased $1.8 million, or 23.0%, to $9.8 million for the three months ended September 30, 2023 from $7.9 million for the three months ended September 30, 2022 due to increases in the average balance of loans and the average yield. The average balance of loans increased $54.6 million, or 8.5%, to $694.0 million for the three months ended September 30, 2023 from $639.3 million for the three months ended September 30, 2022. The weighted average yield on loans increased 66 basis points to 5.58% for the three months ended September 30, 2023 compared to 4.92% for the three months ended September 30, 2022, as variable rate loans reset to higher interest rates and the rates on new loans exceeded the rates on paid off loans due to the higher interest rate environment. Interest income on cash, cash equivalents and other interest-earning assets increased $1.1 million to $1.6 million for the three months ended September 30, 2023 from $458,000 for the three months ended September 30, 2022 due to an increase in the average balance of cash, cash equivalents and other interest-earning assets of $29.9 million as well as a 324 basis point increase in the average yield.

Interest income increased $7.9 million, or 33.2%, to $31.9 million for the nine months ended September 30, 2023 from $24.0 million for the nine months ended September 30, 2022. The increase was due primarily to increases in interest income on loans and interest income on cash, cash equivalents and other interest-earning assets. Interest income on loans increased $5.1 million, or 22.7%, to $27.9 million for the nine months ended September 30, 2023 from $22.7 million for the nine months ended September 30, 2022 due to increases in the average balance of loans and the average yield. The average balance of loans increased $52.8 million, or 8.4%, to $680.4 million for the nine months ended September 30, 2023 from $627.6 million for the nine months ended September 30, 2022. The weighted average yield on loans increased 64 basis points to 5.47% for the nine months ended September 30, 2023 compared to 4.84% for the nine months ended September 30, 2022, as variable rate loans reset to higher interest rates and the rates on new loans exceeded the rates on paid off loans due to the higher interest rate environment. Interest income on cash, cash equivalents and other interest-earning assets increased $2.2 million, to $3.0 million for the nine-months ended September 30, 2023 from $726,000 for the nine months ended September 30, 2022 due to a 419 basis point increase in the average

BV FINANCIAL, INC. AND SUBSIDIARIES

yield on cash, cash equivalents and other interest-earning assets, partially offset by a $20.0 million decrease in the average balance as excess funds were used to fund loan growth.

Interest Expense. Interest expense increased $2.0 million, or 244.5%, to $2.8 million for the three months ended September 30, 2023 compared to $816,000 for the three months ended September 30, 2022, due to a $1.5 million increase in interest expense on deposits as rates paid increased and depositors moved money into higher cost certificate of deposit accounts and a $530,000 increase in interest expense on advances from the FHLB that were used to fund loan growth and deposit outflow.

The increase in interest expense on deposits was due to a 118 basis point increase in the average rate, offset by a $30.4 million decrease in the average balance of interest-bearing deposits to $499.9 million at September 30, 2023 from $530.3 million for the three months ended September 30, 2022. The average rate on interest-bearing deposits was 1.40% for the three months ended September 30, 2023 compared to 0.22% for the three months ended September 30, 2022.

Interest expense on FHLB advances increased to $530,000 for the three months ended September 30, 2023. There were no advances outstanding the three months ended September 30, 2022. In recent periods, we have relied more heavily on FHLB advances to supplement deposits to fund loan growth and maintain liquidity.

Interest expense on subordinated debentures increased $26,400, or 5.0%, to $545,000 for the three months ended September 30, 2023 compared to $519,000 for the three months ended September 30, 2022. The average rate on subordinated debentures increased 25 basis points to 5.82% for the three months ended September 30, 2023 compared to 5.57% for the three months ended September 30, 2022, due to increases in market interest rates on the $3.0 million adjustable-rate subordinated debt assumed in the Delmarva acquisition.

Interest expense increased $4.1 million, or 163.1%, to $6.6 million for the nine months ended September 30, 2023 compared to $2.5 million for the nine months ended September 30, 2022, due to a $2.7 million increase in interest expense on deposits as rates paid increased and depositors moved money into higher cost certificate of deposit accounts, and a $1.3 million increase in the interest expense on advances from the FHLB that were used to fund loan growth and deposit outflow.

The increase in interest expense on deposits was due to a 73 basis point increase in the average rate, offset by a $25.4 million decrease in the average balance of interest-bearing deposits to $505.3 million at September 30, 2023 from $530.6 million for the nine months ended September 30, 2022. The average rate on interest-bearing deposits was 0.98% for the nine months ended September 30, 2023 compared to 0.25% for the nine months ended September 30, 2022.

Interest expense on FHLB advances increased to $1.3 million for the nine months ended September 30, 2023. There were no advances outstanding the nine months ended September 30, 2022. In recent periods, we have relied more heavily on FHLB advances to supplement deposits to fund loan growth and maintain liquidity.

Interest expense on subordinated debentures increased $90,000, or 5.9%, to $1.6 million for the nine months ended September 30, 2023 compared to $1.5 million for the nine months ended September 30, 2022. The average rate on subordinated debentures increased 30 basis points to 5.84% for the nine months ended September 30, 2023 compared to 5.54% for the nine months ended September 30, 2022, due to increases in market interest rates on the $3.0 million adjustable-rate subordinated debt assumed in the Delmarva acquisition.

Net Interest Income. Net interest income increased $1.1 million, or 14.5%, to $8.9 million for the three months ended September 30, 2023 from $7.8 million for the three months ended September 30, 2022, as a result of a $3.1 million increase in interest income, offset by a $2.0 million increase in interest expense. Our interest rate spread decreased 39 basis points to 3.46% for the three months ended September 30, 2023, compared to 3.85% for the three months ended September 30, 2022, while our net interest margin increased 10 basis points to 4.10% for the three months ended September 30, 2023 compared to 4.00% for the three months ended September 30. 2022.

Net interest income increased $3.9 million, or 18.0%, to $25.3 million for the nine months ended September 30, 2023 from $21.4 million for the nine months ended September 30, 2022, as a result of a $8.0 million increase in interest income, offset by a $4.1 million increase in interest expense. Our interest rate spread increased 19 basis points to 3.77% for the nine months ended September 30, 2023, compared to 3.58% for the nine months ended September 30, 2022, while our net interest margin increased 47 basis points to 4.21% for the nine months ended September 30, 2023 compared to 3.73% for the nine months ended September 30, 2022.

BV FINANCIAL, INC. AND SUBSIDIARIES

Provision for Credit Losses.

We recorded a recovery for credit losses of $333,000 for the three months ended September 30, 2023 compared to a provision for loan losses of $186,000 for the three months ended September 30, 2022. We recorded a recovery for credit losses of $480,000 for the nine months ended September 30, 2023 compared to a provision for loan losses of $587,000 in the nine months ended September 30, 2022. Our allowance for credit losses was $8.2 million at September 30, 2023 compared to $3.8 million at September 30, 2022. The ratio of our allowance for credit losses to total loans was 1.15% at September 30, 2023 compared to 0.50% at September 30, 2022, while the allowance for credit losses to non-performing loans was 213.5% at September 30, 2023 compared to 51.1% at September 30, 2022. The Company had net recoveries on previously charged off loans of $255,000 in the quarter ended September 30, 2023 as compared to net recoveries of $49,000 in the quarter ended September 30, 2022 and net recoveries on previously charged off loans of $421,000 in the nine months ended September 30, 2023 as compared to net recoveries of $86,000 in the nine months ended September 30, 2022

Non-interest Income. For the three months ended September 30, 2023, noninterest income totaled $882,000 compared to $682,000 in the quarter ended September 30, 2022. In the quarter ended September 30, 2023, the Company recognized a gain of $188,000 on the sale of a former branch building. In the quarter ended September 30, 2022, the Company recognized a gain of $45,000 on the sale of another former branch building.

For the nine months ended September 30, 2023, noninterest income totaled $3.1 million compared to $3.3 million for the nine months ended September 30, 2022. In the nine months ended September 30, 2023, the Company recognized a gain of $678,000 on the sale of other real estate owned, $235,000 in excess life insurance proceeds and a $188,000 gain on the sale of a closed branch office. In the nine months ended September 30, 2022, the Company recognized a $694,000 gain on bargain purchase from the acquisition of North Arundel Savings Bank and $620,000 in prepayment penalties on loans.

Non-interest Expense. For the three months ended September 30, 2023, noninterest expense totaled $5.0 million compared to $4.6 million for the three months ended September 30, 2022. Compensation and benefits expenses increased by 18.1% due to increases in staffing and salary levels. Occupancy, professional fees, FDIC insurance premiums and other expenses also increased. Expenses for holding foreclosed real estate decreased $325,000 as a result of a property sale.

For the nine months ended September 30, 2023, noninterest expense totaled $14.3 million as compared to $13.6 million for the nine months ended September 30, 2023. Increases in compensation and benefits, and professional fees were partially offset by lower other expenses.

Income Tax Expense. We recognized income tax expense of $1.4 million and $1.0 million for the three months ended September 30, 2023 and 2022, respectively, resulting in effective rates of 27.5% and 28.7%. In the nine months ended September 30, 2023 and 2022, we recognized income tax expense of $3.9 million and $2.8 million, resulting in effective tax rates of 26.7% and 26.3%, respectively. Income tax expense increased as a result of the increase in our net income before taxes.

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from maturities of securities. We also have the ability to borrow from the FHLB of Atlanta. At September 30, 2023, we had $178.5 million available under a line of credit with the FHLB of Atlanta, and had $37.5 million of FHLB advances outstanding as of September 30, 2023. In addition, at September 30, 2023, the Bank had $40.0 million in unfunded letters of credit used to secure municipal deposits outstanding against the line of credit with the FHLB of Atlanta. This resulted in additional borrowing availability from the FHLB of $100.9 million. The Company also has a short term unsecured facility from a correspondent bank in the amount of $20.0 million. We also have the ability to participate in the Federal Reserve’s Bank Term Funding Program as needed.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and short-term investments including interest-bearing demand deposits. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. Our cash flows are comprised of three primary

BV FINANCIAL, INC. AND SUBSIDIARIES

classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $11.7 million for the nine months ended September 30,2023. Net cash used in investing activities, which consists primarily of investments in loans and securities, was $40.1 million for the nine months ended September 30, 2023. Net cash provided by financing activities, consisting primarily of the sale of common shares, changes in deposits and advances from the FHLB, was $75.1 million for the nine months ended September 30, 2023. We are committed to maintaining a strong liquidity position.

The decrease in deposits in the year to date period was due to customers moving excess cash to other investments and seeking out higher yields. In many, but not all cases, the Company is matching competitive rates to retain existing deposits. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained. However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances, brokered deposits or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense. At September 30, 2023, the Company had no brokered deposits. At June 30, 2023, the Company had $10.0 million in brokered deposits. The Bank's uninsured deposits totaled $200.2 million or 28.91% of total deposits of which $70.1 million were secured using the market value of pledged collateral or letters of credit issued by FHLB, and an additional $44.9 million were deposits of BV Financial, Inc. at the Bank.

Capital Resources. At September 30, 2023, the Bank exceeded all of its regulatory capital requirements and was categorized as well capitalized. Management is not aware of any conditions or events since the most recent notification that would change our category.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Company is a smaller reporting company.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2023. Based on that evaluation, the Company’s management, including the Co-Chief Executive Officers and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2023, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following materials for the quarter ended September 30, 2023, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

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

BV FINANCIAL, INC.

Date: November 13, 2023	/s/ Timothy L. Prindle
Timothy L. Prindle Co-President and Chief Executive Officer
Date: November 13, 2023	/s/ David M. Flair
David M. Flair
Co-President and Chief Executive Officer

Date: November 13, 2023	/s/ Michael J. Dee
Michael J. Dee
Executive Vice President and Chief Financial Officer