Form 10-K
period 2023-12-31
BV Financial, Inc.
filed 2024-03-22
CIK 1302387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-41764

BV FINANCIAL, INC.

(Exact name of Registrant as specified in its Charter)

Maryland	14-1920944
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7114 North Point Road Baltimore, Maryland	21219
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (410) 477-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	BVFL	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO X

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO X

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	X	Smaller reporting company	X

Emerging growth company	X

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO X

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on June 30, 2023 was $133,741,710.

The number of shares of Registrant’s Common Stock outstanding as of March 19, 2024 was 11,375,803.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Firm Id: 686 Auditor Name: Forvis, LLP Auditor Location: Tysons, Virginia, United States

i

PART I

Item 1. Business.

Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “would,” “should,” “could” or “may,” and words of similar meaning. These forward-looking statements include, but are not limited to:

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•
general economic conditions, either nationally or in our market areas, that are worse than expected;
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
•
changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, capital requirements and insurance premiums;
•
changes in monetary or fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board;
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

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Except as required by applicable law or regulation, we do not undertake, and we specifically disclaim any obligation, to release publicly the results of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

BV Financial, Inc.

BV Financial, Inc. (“BV Financial,” the “Company” or “we”) was organized as a federal corporation and savings and loan holding company in January 2005 as part of the mutual holding company reorganization of Bay-Vanguard Federal Savings Bank. In February 2019, the Company became a Maryland-chartered corporation and a bank holding company.

Prior to consummation of its mutual to stock conversion in July 2023, BayVanguard, M.H.C., Inc. (the “MHC”) was the Maryland-chartered mutual holding company of the Company. The MHC’s only business was the ownership of 86.3% of the outstanding common stock of the Company. On January 19, 2023, the MHC adopted a Plan of Conversion and Reorganization (the “Plan”) pursuant to which the MHC undertook a “second-step” conversion and BayVanguard Bank (the “Bank”), the Company’s wholly owned subsidiary, reorganized from the two-tier mutual holding company structure to the fully-public stock holding company structure (the “Conversion”). The Plan received all required regulatory, depositor and stockholder approval, and the conversion and offering were consummated on July 31, 2023 on which date the MHC ceased to exist. As part of the Conversion, the Company sold 9,798,980 shares of its common stock at a price of $10.00 per share. Each outstanding share of Company common stock owned by the public stockholders of the Company were converted into new shares of Company common stock based on an exchange ratio of 1.5309-to-1. The Company had 11,375,803 shares of Company common stock outstanding as a result of the Conversion.

The Company conducts its operations primarily through its wholly owned subsidiary, the Bank, a Maryland-chartered commercial bank. At December 31, 2023, the Company had total assets of $885.3 million, loans of $704.8 million, deposits of $634.1 million, and stockholders’ equity of $199.1 million.

The executive offices of BV Financial are located at 7114 North Point Road, Baltimore, Maryland 21219, and its telephone number is (410) 477-5000. Our website address is www.bayvanguard.com. Information on our website is not and should not be considered a part of this annual report. The Company is a registered bank holding company subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).

BayVanguard Bank

Originally chartered in 1873, the Bank is a Maryland-chartered commercial bank headquartered in Baltimore, Maryland and is a full-service community-oriented financial institution dedicated to serving the financial service needs of consumers and businesses. BayVanguard Bank’s business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in commercial real estate loans (commercial – owner occupied and commercial – investor), one- to four-family real estate loans (one- to four-family – owner occupied and one- to four-family – non-owner occupied) and, to a lesser extent, commercial loans, construction and land loans, marine loans, farm loans and certain consumer loans. In recent years, we have increased our focus, consistent with our conservative underwriting standards, on originating commercial real estate and commercial loans. We also invest in investment securities. Our revenues are derived primarily from interest on loans and, to a lesser extent, interest on investment securities. Our primary sources of funds are deposits and principal and interest payments on loans and securities. BayVanguard Bank offers a variety of deposit accounts, including noninterest-bearing and interest-bearing checking accounts, money market accounts, savings accounts and certificates of deposit.

The Bank is subject to comprehensive regulation and examination by the Office of the Commissioner of Financial Regulation for the State of Maryland (the “OCFR”) and the Federal Deposit Insurance Corporation (the “FDIC”). BayVanguard Bank is a member of the Federal Home Loan Bank system.

Market Area

We conduct our operations from our main office, 14 branch offices and one standalone interactive teller machine (“ITM”), all of which are located in the Baltimore market (Baltimore City, Anne Arundel, Baltimore and Harford Counties, Maryland) and Dorchester and Talbot Counties, Maryland on the Eastern Shore of Maryland.

The economy in our primary market area has benefited from being varied and diverse, with a broad economic base.

Competition

We face competition within our market area both in making loans and attracting deposits. Our market area has a concentration of financial institutions that include large money center and regional banks, community banks and credit unions. We also face competition from savings institutions, mortgage banking firms, consumer finance companies, and financial technology or “fintech” companies, and, with respect to deposits, from money market funds, brokerage firms, mutual funds and insurance companies.

Lending Activities

General. Our principal lending activity is the origination of commercial real estate loans, one- to four-family real estate loans and, to a lesser extent, commercial loans, construction and loan loans, marine loans and farm loans. Our lending function focuses on three areas – consumer, community, and investment real estate. The consumer group generally includes loans made to our customer base (e.g., mortgages) and through local brokers (e.g., marine lending). The community group generally includes loans serving the business needs of the communities in our market area, including through non-owner occupied residential lending, commercial real estate lending and other commercial lending. In 2020, we established the investment real estate group charged with originating larger real estate loans, primarily non-owner occupied commercial real estate loans, both inside and outside of our market area.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated. At December 31, 2023 and 2022, we had no loans held for sale.

	At December 31,
	2023		2022
	Amount	Percent	Amount	Percent
(dollars in thousands)
Real Estate Loans:
One to four family - owner occupied	$130,026	18.45%	$137,742	20.73%
One to four family - non-owner occupied	108,090	15.34%	125,065	18.82%
Commercial owner occupied	102,512	14.54%	91,853	13.82%
Commercial investor (1)	287,194	40.76%	226,854	34.14%
Construction and land	21,865	3.10%	17,937	2.70%
Farm Loans	14,877	2.11%	13,823	2.08%
Marine Loans	16,386	2.32%	15,791	2.38%
Other Consumer	1,893	0.27%	2,361	0.36%
Guaranteed by the U.S. Government	3,715	0.53%	4,933	0.74%
Commercial	18,244	2.58%	28,052	4.23%
Total loans receivable, gross	704,802	100.00%	664,411	100.00%

Deferred Origination (Fees) Costs, net	—		(1,467)
Allowance for credit losses	(8,554)		(3,813)

Total loans receivable, net	$696,248		$659,131

1.
Includes multi-family loans of $23.8 million at December 31, 2023 and $21.1 million at December 31, 2022.

Net deferred origination (fees) and costs for the year ended December 31, 2023 were $640,000.

Contractual Maturities. The following table sets forth the contractual maturities of our total loan portfolio at December 31, 2023. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The tables present contractual maturities and do not reflect repricing or the effect of prepayments. Actual maturities may differ.

(dollars in thousands)	1-4 Family Owner Occupied	1-4 Family Non-Owner Occupied	Commercial Real Estate Owner Occupied	Commercial Real Estate-Investor	Construction & Land	Farm	Marine	Other Consumer	U.S. Government Guaranteed	Commercial	Total

One year or Less 2024	$2,978	$3,928	$3,896	$12,359	$4,125	$2,788	$2	$272	$-	$7,500	$37,848
> 1 year - 5 years 2025-2028	12,150	27,664	26,165	122,607	3,363	2,549	83	1,002	763	5,853	202,199
>5 to 15 years 2029-2038	28,419	30,437	38,465	118,515	10,522	4,971	4,947	560	2,562	2,370	241,768
> 15 years 2039 +	86,479	46,061	33,986	33,713	3,855	4,569	11,354	59	390	2,521	222,987
Total	$130,026	$108,090	$102,512	$287,194	$21,865	$14,877	$16,386	$1,893	$3,715	$18,244	$704,802

The following table sets forth our fixed and adjustable-rate loans at December 31, 2023 that are contractually due after December 31, 2024.

	Due After December 31, 2024
(dollars in thousands)	Fixed	Variable	Total

One to four family - owner occupied	$104,627	$22,421	$127,048
One to four family - non-owner occupied	47,696	56,466	104,162
Commercial owner occupied real estate	42,059	56,557	98,616
Commercial investor real estate	158,968	115,867	274,835
Construction and land	6,469	11,271	17,740
Farm Loans	6,902	5,187	12,089
Marine Loans	16,384	-	16,384
Other Consumer	1,340	281	1,621
Guaranteed by the U.S. Government	3,298	417	3,715
Commercial	7,592	3,152	10,744
Total	$395,335	$271,619	$666,954

Commercial Real Estate Lending. At December 31, 2023, we had $389.7 million in commercial real estate loans, representing 55.3% of our total loan portfolio. Of this amount, we had $102.5 million in owner occupied commercial real estate loans and $ 287.2 million in commercial – investor real estate loans. Our commercial real estate loans are secured by a variety of properties, including multi-family, commercial retail, smaller suburban office buildings, shopping centers and hotels.

Our commercial real estate loans are generally originated as five- to ten-year balloon loans and are amortized over 20 to 25 years. Interest rates on such loans are generally priced at origination to the Five-Year U.S. Treasury Constant Maturity, plus a margin.

The maximum loan-to-value ratio of our commercial real estate loans is generally 80% of the lower of purchase price or appraised value of the properties securing the loan and generally requires a minimum debt-service coverage ratio of 1.25x.

We consider a number of factors in originating commercial real estate loans. In addition to the debt-service coverage ratio, we evaluate the loan purpose, the quality of collateral and the borrower’s qualifications, experience, credit history, cash flows and financial statements and sources of repayment. Personal guarantees are generally obtained from the principals. We gather information on environmental risks associated with commercial properties and also require appropriate insurance coverage on properties securing real estate loans. In addition, the borrower’s and guarantor’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates. We also purchase and participate in commercial real estate loans from other financial institutions. Such loans are subject to the same underwriting criteria and loan approval requirements applied to loans originated by BayVanguard Bank. BayVanguard independently undertakes this analysis prior to its decision to purchase and/or participate in any commercial loan from another financial institution.

At December 31, 2023, $198.8 million, or 50.1% of our commercial real estate loans (which include both commercial– owner occupied and commercial–investor loans) and 35.14% of our total loan portfolio, were secured by collateral located outside of Maryland in 28 states throughout the United States. We generally underwrite these loans under the same methodology and terms that are used for our in-state loans.

At December 31, 2023, the average loan balance outstanding in the commercial real estate loan portfolio was $852,000 and the largest individual commercial real estate loan outstanding, net of participations sold, was a $10.9 million loan secured by a hotel. This loan was performing in accordance with its original repayment terms at December 31, 2023.

One- to-Four Family Residential Real Estate Lending. Our one-to four-family residential loan portfolio consists of mortgage loans that enable borrowers to purchase or refinance homes. At December 31, 2023, we had $ 238.1 million of loans secured by one- to four-family residential real estate, representing 33.8% of our total loan portfolio, of which $214.6 million, or 90.1% are secured by properties located in Maryland.

Generally, our one- to four-family residential real estate loans have terms of up to 30 years. At December 31, 2023, 65.7% of our one- to four-family residential real estate loans were fixed-rate loans and 34.3% were adjustable-rate loans. Generally, our adjustable-rate mortgage loans have initial repricing terms of five years. Following the initial repricing term, such loans adjust annually for the balance of the loan term. Adjustable-rate mortgage loans are indexed to the One- or Five-Year U.S. Treasury Constant Maturity rate, plus a margin.

At December 31, 2023, $108.1 million, or 45.4% of the one- to four-family residential real estate loan portfolio and 15.3% of the total loan portfolio, was secured by non-owner occupied properties. We generally will not make loans in excess of 80% loan to value on non-owner occupied properties.

Loan-to-value ratios are determined by collateral type and occupancy level. We generally limit the loan-to-value ratios of our mortgage loans without private mortgage insurance to 80%. Loans where the borrower obtains private mortgage insurance may be made in excess of this limit, up to 97% of the value of the property.

We do not offer “interest only” mortgage loans on permanent, owner occupied, one- to four-family residential real estate loans (where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan), but we do offer such loans on one- to four-family non-owner occupied loans. At December 31, 2023, $10.6 million of our one- to four-family non-owner occupied loans were “interest only” loans. All such loans were performing in accordance with their original repayment terms. We do not offer loans that provide for negative amortization of principal, such as “Option ARM”

loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. We do not have a “subprime lending” program for one- to four-family residential real estate loans (i.e., loans that generally target borrowers with weakened credit histories).

Commercial Lending. At December 31, 2023, we had $18.2 million of commercial loans outstanding, representing 2.6% of the total loan portfolio. We originate commercial loans, including equipment loans and business acquisitions loans, and lines of credit to small- and medium-sized companies in our market area. Our commercial loan portfolio consists of mix of secured loans and unsecured loans. Generally, secured loans can have a loan-to-value ratio of up to 90% of the collateral securing the loan. We generally require our commercial business borrowers to maintain their principal deposit accounts with us, which improves our overall interest rate spread and profitability. We may increase this type of lending in the future.

The commercial loans that we offer are variable- and fixed-rate loans, generally for a one- to ten-year term. Variable interest rates are indexed to the Prime Rate as published in the Wall Street Journal, plus a margin. Commercial loans typically have shorter terms to maturity and higher interest rates than commercial real estate loans.

When making commercial loans, we consider the financial statements of the borrower, the lending history of the borrower, the debt service capabilities of the borrower, the projected cash flows of the business, the value of the collateral, if any, and whether the loan is guaranteed by the principals of the borrower.

At December 31, 2023, our largest commercial loan relationship totaled $4.3 million and was secured by real estate secured margined notes receivable. At December 31, 2023, this loan was performing in accordance with its contractual terms.

Construction and Land Lending. We make construction loans, mostly to builders and commercial borrowers for owner occupied projects. We also make a limited amount of land loans. At December 31, 2023, our construction and land loans totaled $21.9 million, representing 3.1% of our total loan portfolio, and included $7.0 million of land loans. Most of our construction and land loans are secured by properties located in our market area.

Construction loans generally have a maximum term of 24 months. Construction loans are limited to 80% of the appraised value on residential construction/rehab loans (lot and improvements), 75% of the appraised value on non-residential construction loans and 90% of appraised value on residential owner-occupied dwellings, with adequate mortgage insurance. At December 31, 2023, our largest outstanding construction loan, net of participations sold, was for $8.0 million, all of which was outstanding. This loan was performing according to its contractual terms at December 31, 2023.

We also originate loans to finance the acquisition and development of land. Land development loans are generally secured by vacant land located in Maryland and in process of improvement. We generally originate land loans up to 75% of the lower of cost or as completed appraised value. These loans generally have a maximum term of 24 months. At December 31, 2023, our largest land loan had an outstanding balance of $3.8 million and it was performing in accordance with its original repayment terms.

Marine Lending. At December 31, 2023, we had $16.4 million, or 2.3% of our total loans, of marine loans. Marine loans are typically made through two, long standing, dealer and broker relationships, and, to a much lesser extent, walk-in applications. These loans typically have a maximum loan term of 20 years and are made at a fixed rate. Marine loans are generally limited to no more than 90% of retail price plus taxes and fees or survey value or NADA Marine Appraisal Guide value, whichever is less.

Farm Lending. At December 31, 2023, we had $14.9 million, or 2.1% of our total loans, of farm loans. The farm loan portfolio consists of loans to farmers and agricultural businesses, most of which are located on the Eastern Shore of Maryland. These loans typically have a five-year term and are made at a fixed rate, indexed to the Five-Year U.S. Treasury Constant Maturity rate, plus a margin. We generally limit farm loans to 80% of the purchase price or appraised value of land and 90% of the purchase price or market value of equipment, whichever is less.

Other Consumer Lending. We originate limited amounts of consumer loans apart from marine loans. At December 31, 2023, our consumer loan portfolio totaled $1.9 million, or 0.3% of our total loan portfolio. The consumer loans that we originate generally consist of loans secured by automobile loans, deposits and miscellaneous other types of installment loans and are generally only provided to existing lending clients upon request.

Guaranteed by the U.S. Government. We have in the past purchased the guaranteed portion of U.S. Department of Agriculture and SBA loans in the secondary market, though we are no longer actively engaged in this market. Such loans totaled $3.7 million at December 31, 2023. We are also authorized lenders under the SBA’s 7(a) and 504 programs and have originated loans under those programs in the past.

Loan Underwriting Risks

Commercial Real Estate Loans. Loans secured by commercial real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential real estate loans. The primary concern in commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we generally require borrowers and loan guarantors to provide monthly, quarterly, semi-annual or annual financial statements, depending on the size of the loan or lending relationship, on commercial real estate loans. In reaching a decision on whether to make a commercial real estate loan, we consider and review a global cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property.

If we foreclose on a commercial real estate loan, the marketing and liquidation period to convert the real estate asset to cash can be lengthy with substantial holding costs. In addition, vacancies, deferred maintenance, repairs and market stigma can result in prospective buyers expecting sale price concessions to offset their real or perceived economic losses for the time it takes them to return the property to profitability. Depending on the individual circumstances, initial charge-offs and subsequent losses on commercial real estate loans can be unpredictable and substantial.

Adjustable-Rate One- to Four-Family Residential Real Estate Loans. Although adjustable-rate mortgage loans may reduce to an extent our vulnerability to changes in market interest rates because they periodically re-price, as interest rates increase the required payments due from the borrower also increase (subject to rate caps), increasing the potential for default by the borrower. At the same time, the ability of the borrower to repay the loan and the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustments of the contractual interest rate are also limited by our maximum periodic and lifetime rate adjustments. As a result, the effectiveness of adjustable-rate mortgage loans in compensating for changes in market interest rates may be limited.

Commercial Loans. Commercial loans have greater credit risk than one- to four-family residential real estate loans. Our commercial loans are made based primarily on historical and projected cash flows of the borrower, the borrower’s experience and stability and the value and marketability of the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not materialize as forecasted, and collateral securing loans may fluctuate in value because of economic or individual performance factors. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself and the general economic environment in our market area. In addition, commercial loans often result in larger outstanding balances to single borrowers, or related groups of borrowers, and also generally require substantially greater evaluation and oversight efforts. Accordingly, financial information is obtained from the borrowers to evaluate cash flow sufficiency and is periodically updated during the life of the loan.

Construction and Land Lending. Our construction loans are based upon estimates of costs and values associated with the completed project. Underwriting is focused on the borrowers’ financial strength, credit history and demonstrated ability to produce a quality product and effectively market and manage their operations.

Construction lending involves additional risks when compared with permanent lending because funds are advanced upon the security of the project, which is of uncertain value prior to its completion. Risk of loss on a construction loan also depends on the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. In addition, generally during the term of a construction loan, interest may be funded by the borrower or disbursed from an interest reserve set aside from the construction loan budget. If the estimate of construction cost is inaccurate, we may be required to advance additional funds beyond the amount originally committed in order to protect the value of the property. Moreover, if the estimated value of the completed project is inaccurate, the borrower may hold a property with a value that is insufficient to assure full repayment of the construction loan upon the sale of the property. Construction loans also carry the risk that construction will not be completed on time in accordance with specifications and projected costs. These loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If the appraised value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss.

Land loans generally involve greater credit risk than long-term financing on developed real estate. If a loan is made on property that is not yet approved for the planned development, there is a risk that necessary approvals will not be granted or will be delayed. Risk of loss on a land loan also depends upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of development costs is inaccurate, we may be required to advance additional funds beyond the amount originally committed to protect the value of the property. Moreover, if the estimated value of the completed project is inaccurate, the borrower may hold a property with a value that is insufficient to assure full repayment of the construction loan upon the sale of the property. Land loans also carry the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, repayment of these loans can be dependent on the sale of the property to third parties, and the ultimate sale or rental of the property may not occur as anticipated.

Marine Lending. Marine loans may entail greater risk than one- to four-family residential real estate loans. Repossessed collateral for a defaulted marine loan may not provide an adequate source of repayment for the outstanding loan and a small remaining deficiency often does not warrant further substantial collection efforts against the borrower. Further, any collateral securing such loan may depreciate over time, may be difficult to appraise and may fluctuate in value.

Farm Lending. The material risks associated with farm loans include a decline in land values or agricultural commodity prices, increases in production costs, and adverse weather.

Guaranteed by the U.S. Government. Loans guaranteed by the U.S. Government present similar risks as reflected in the other categories mentioned herein. However, the primary differentiating factor is that an explicit guarantee is provided by the government therefore substantially mitigating any risk of loss given default in the event of credit deterioration. Due to the guarantee from the Federal government, there is no allowance for credit losses recorded for Paycheck Protection Program loans.

Loan Originations, Participations, Purchases and Sales

Most of our loan originations are generated by our loan personnel and from referrals from existing customers, real estate brokers, accountants and other professionals. All loans we originate are underwritten pursuant to our policies and procedures. We originate fixed-rate loans and adjustable-rate loans. Our ability to originate fixed-rate loans or adjustable-rate loans depends on relative customer demand for such loans, which is affected by current and expected future levels of market interest rates.

As a supplement to our in-house loan originations, we have entered into agreements with unaffiliated brokers as a source for certain marine loans. We currently work with two different brokers for marine loans, neither of which we have an ownership interest in or any common employees or directors. Both of the brokers are located in our market area. For each marine loan arranged through our broker relationships, we generally pay the broker a commission based on the loan amount. We use the same parameters in evaluating these loans as we do for our in-house loan originations of one- to four-family residential real estate loans.

We generally do not sell loans we originate into the secondary market. When we do sell certain of our loans, we do so on a best effort basis to third-party investors servicing released. At December 31, 2023, we had no loans held for sale.

We purchase loan participations secured by properties primarily within Maryland in which we are not the lead lender. In these circumstances, we follow our customary loan underwriting and approval policies. At December 31, 2023, the outstanding balances of our loan participations where we are not the lead lender totaled $10.5 million, or 1.5% of our loan portfolio, of which $10.1 million were commercial real estate loans. All such loans were performing in accordance with their original repayment terms. We also have participated portions of commercial real estate loans that would have exceeded our loans-to-one borrower legal lending limit and for risk diversification. Historically, we have not purchased whole loans.

Loan Approval Procedures and Authority

Our lending is subject to underwriting standards and origination procedures. Generally, decisions on loan applications are made on the basis of information submitted by the prospective borrower, credit histories that we obtain, and property valuations (consistent with our appraisal policy) prepared by outside independent licensed appraisers as well as internal evaluations, where permitted by regulations. The loan application processes are designed primarily to determine the borrower’s ability to repay the requested loan, and the more significant items on the application are verified through use of credit reports, bank statements and tax returns.

The Board of Directors has granted loan approval authority to certain individual officers and groupings of officers up to prescribed limits.

Loans-to-One Borrower

Pursuant to applicable law, the aggregate amount of loans that BayVanguard Bank is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of BayVanguard Bank’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral”). At December 31, 2023, based on the 15% limitation, BayVanguard Bank’s loans-to-one-borrower limit was approximately $25.6 million. At December 31, 2023, net of participations sold, our largest loan relationship with one borrower was 20 loans for $15.6 million, which were secured by properties leased by our borrower to operators of restaurants, retail stores and gasoline stations. At December 31, 2023, the underlying loans were performing in accordance with their contractual terms.

Delinquencies and Asset Quality

Delinquency Procedures. When a borrower fails to make a required loan payment by the due date, a late notice is generated stating the payment and late charges due. If payment is not received, a system generated follow-up notice is sent at 31 days. Staff begin calling customers at 16 days past due and sends default letters at 60 days. If the payment default remains uncured, the appropriate action required to collect against the collateral is commenced. When applicable, accounts are assigned to legal counsel with all rights and remedies reserved.

Loans Past Due and Non-Performing Assets. Loans are reviewed on a regular basis. Management determines that a loan is impaired or non-performing when it is probable at least a portion of the loan will not be collected in accordance with the original terms due to a deterioration in the financial condition of the borrower or the value of the underlying collateral if the loan is collateral dependent. When a loan is determined to be individually evaluated, the measurement of the loan in the allowance for credit losses is based on present value of expected future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Non-accrual loans are loans for which collectability is questionable and, therefore, interest on such loans will no longer be recognized on an accrual basis. All loans that become 90 days or more delinquent are placed on non-accrual status unless the loan is well secured and in the process of collection. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received on a cash basis. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

When we acquire real estate as a result of foreclosure, the real estate is classified as real estate owned. The real estate owned is recorded at the lower of carrying amount or fair value, less estimated costs to sell. Soon after acquisition, we order a new appraisal to determine the current market value of the property. Any excess of the recorded value of the loan satisfied over the market value of the property is charged against the allowance for credit losses, or, if the existing allowance is inadequate, charged to expense of the current period. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell. At December 31, 2023, we had $ 170,000 in real estate owned, which consisted of a one-to four-family, non-owner occupied property.

Delinquent Loans. The following tables set forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	December 31, 2023
	30 - 59	60 - 89	90+
	Days	Days	Days	Total	Current	Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Real estate
One to four family - owner occupied	$2,043	$645	$619	$3,307	$126,719	$130,026
One to four family - non owner occupied	322	—	219	541	107,549	108,090
Commercial owner occupied	901	—	468	1,369	101,143	102,512
Commercial investor	371	—	6,907	7,278	279,916	287,194
Construction and land	826	—	258	1,084	20,781	21,865
Farm loans	—	—	—	—	14,877	14,877
Total real estate loans	4,463	645	8,471	13,579	650,985	664,564

Marine loans	—	—	—	—	16,386	16,386
Other consumer	39	—	—	39	1,854	1,893
Guaranteed by U.S. Government	—	—	—	—	3,715	3,715
Commercial	—	401	—	401	17,843	18,244
Total consumer and commercial loans	39	401	—	440	39,798	40,238

Total loans	$4,502	$1,046	$8,471	$14,019	$690,783	$704,802

	December 31, 2022
	30 - 59	60 - 89	90+
	Days	Days	Days	Total	Current	Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Real estate
One to four family - owner occupied	$2,311	$793	$896	$4,000	$133,742	$137,742
One to four family - non owner occupied	777	170	379	1,326	123,739	125,065
Commercial owner occupied	1,048	103	2,056	3,207	88,646	91,853
Commercial investor	310	—	1,433	1,743	225,111	226,854
Construction and land	—	43	160	203	17,734	17,937
Farm loans	—	—	—	—	13,823	13,823
Total real estate loans	4,446	1,109	4,924	10,479	602,795	613,274

Marine loans	—	—	59	59	15,732	15,791
Other consumer	65	—	—	65	2,296	2,361
Guaranteed by U.S. Government	—	—	—	—	4,933	4,933
Commercial	—	—	—	—	28,052	28,052
Total consumer and commercial loans	65	—	59	124	51,013	51,137

Total loans	$4,511	$1,109	$4,983	$10,603	$653,808	$664,411

Non-Performing Assets. The following table sets forth information regarding our non-performing assets. Non-accrual loans included non-accruing troubled debt restructurings of $256,000 as of December 31, 2022.

	At December 31,
(dollars in thousands)	2023	2022
Non-accrual loans:
Real Estate Loans:
One to four family - owner occupied	$1,160	$1,371
One to four family - non-owner occupied	273	585
Commercial owner occupied	739	2,167
Commercial investor	8,057	1,433
Construction and land	321	247
Other Consumer	4	81
Total loans receivable, gross	10,554	5,884
Real estate owned	170	1,987
Total non-performing assets	$10,724	$7,871
Total non-performing loans to total loans	1.46%	0.88%
Total non-accrual loans to total loans	1.50%	0.88%
Total non-performing assets to total assets	1.19%	0.93%

Our largest non-performing loan is a $6.9 million commercial investor loan. The loan is secured by real property leased to a single investment grade tenant under a triple net lease with over ten years of base term remaining. Based on a recent appraisal and other factors, the Bank has determined, that at this time, the carrying value of the asset is appropriate and no write-downs have been taken on this asset. The average and median balances of the remaining 23 non-performing loans was $148,000 and $89,000, respectively.

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

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances in an amount deemed prudent by management to cover expected accrued losses. General allowances represent loss allowances which have been established to cover expected accrued losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, such that additional general or specific loss allowances may be required.

In connection with the filing of our periodic reports with the FDIC and in accordance with our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations.

On the basis of this review of our assets, our classified and special mention assets at the dates indicated were as follows:

	At December 31,
(dollars in thousands)	2023	2022
Substandard loans	$18,991	$22,424
Doubtful loans	—	—
Loss loans	—	—
Total classified loans	$18,991	$22,424
Special mention loans	400	—

The decrease in substandard loans was primarily due to a $2.4 million decrease in substandard non-owner occupied one-to-four-family loans, and a $1.7 million decrease on owner occupied commercial real estate loans offsetting increases in investor commercial real estate of $1.3 million and commercial loans of $700,000. Of the $19.1 million loans classified as substandard at December 31, 2023, $9.4 million were performing loans. These performing loans that are classified as substandard have characteristics that cause management concern over the ability of the borrower to perform under present loan repayment terms and that may result in the reporting of these loans as non-performing, loans in the future.

Allowance for Credit Losses

On January 1, 2023, we adopted ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which replaced the incurred loss methodology with an expected loss methodology, referred to as the “CECL” methodology. See Note 1 to the audited consolidated financial statements for additional information on the adoption of Topic 326.

The following table sets forth activity in our allowance for credit losses for the periods indicated.

Year Ended	December 31, 2023
(dollars in thousands)	Beginning Balance	Impact of ASC 326 Adoption	Charge-offs	Recoveries	Provisions (recovery)	Ending Balance
Real estate
One to four family - owner occupied	$344	$1,117	$(2)	$64	$205	$1,728
One to four family - non owner occupied	562	356	—	305	(193)	1,030
Commercial owner occupied	366	78	(3)	—	122	563
Commercial investor	2,272	1,506	—	—	(53)	3,725
Construction and land	93	496	—	154	29	772
Farm loans	17	135	—	—	27	179
Total real estate loans	3,654	3,688	(5)	523	137	7,997

Marine and other consumer loans	68	336	(80)	26	53	403
Guaranteed by U.S. Government	—	—	—	—	—	—
Commercial	91	208	—	3	(148)	154
Total consumer and commercial	159	544	(80)	29	(95)	557

Total loans	$3,813	$4,232	$(85)	$552	$42	$8,554

Year Ended	December 31, 2022
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions (recovery)	Ending Balance
Real estate
One to four family - owner occupied	$258	$(7)	$43	$50	$344
One to four family - non owner occupied	695	—	87	(220)	562
Commercial owner occupied	280	—	—	86	366
Commercial investor	1,225	(10)	—	1,057	2,272
Construction and land	93	—	19	(19)	93
Farm loans	2	—	—	15	17
Total real estate loans	2,553	(17)	149	969	3,654

Marine loans	48	—	—	15	63
Other consumer	20	(39)	15	9	5
Commercial	45	—	1	45	91
Total consumer and commercial	113	(39)	16	69	159

Total loans	$2,666	$(56)	$165	$1,038	$3,813

Allocation of Allowance for Credit Losses. The following tables set forth the allowance for credit losses allocated by loan category and the percent of the allowance in each category to the total allocated allowance at the dates indicated. The allowance for credit losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2023			2022
(dollars in thousands)	Allowance for Credit Losses	Percent of Allowance in each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Credit Losses	Percent of Allowance in each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
Real estate
One to four family - owner occupied	$1,728	20.20%	18.45%	$344	9.02%	20.73%
One to four family - non owner occupied	1,030	12.04%	15.34%	562	14.74%	18.82%
Commercial owner occupied	563	6.58%	14.54%	366	9.60%	13.82%
Commercial investor	3,725	43.55%	40.76%	2,272	59.59%	34.14%
Construction and land	772	9.03%	3.10%	93	2.44%	2.70%
Farm loans	179	2.09%	2.11%	17	0.45%	2.08%
Total real estate loans	7,997	93.49%	94.30%	3,654	95.83%	92.29%

Marine loans	403	4.71%	2.32%	63	1.65%	2.38%
Other consumer	—	0.00%	0.27%	5	0.13%	0.36%
Guaranteed by U.S. Government	—	0.00%	0.53%	—	0.00%	0.74%
Commercial	154	1.80%	2.58%	91	2.39%	4.23%
Total consumer and commercial	557	6.51%	5.70%	159	4.17%	7.71%

Total loans	$8,554	100.00%	100.00%	$3,813	100.00%	100.00%

Investment Activities

General. The goals of our asset liability and investment management policy are to maintain a balance of high quality, diversified, interest-earning assets that provide sufficient risk-adjusted returns relative to the current market, generate a reasonable rate of return and meet or exceed liquidity guidelines. Subject to loan demand and our interest rate risk analysis, we will increase the balance of our investment securities portfolio when we have excess liquidity.

Our asset liability and investment management policy is reviewed at least annually by the board of directors. All investment decisions are made by our Chief Financial Officer and Vice President of Finance in accordance with board-approved policies. All investment transactions are reviewed at regularly scheduled meetings of the board of directors.

We currently invest in mortgage-backed securities, investment grade corporate bonds and securities issued by the U.S. Government and its agencies or government sponsored enterprises. Also, at December 31, 2023, we held $256,000 in equity securities of other financial institutions, which BV Financial holds in a trading account. Our current asset liability and investment management policy also permits, with certain limitations, investments in collateralized mortgage obligations, corporate subordinated debt and municipal securities.

At December 31, 2023, our available-for-sale investment securities portfolio totaled $34.8 million and consisted of mortgage-backed securities and investment grade corporate bonds and our held-to-maturity investment securities portfolio totaled $10.2 million and consisted of securities issued by the U.S. Government and its agencies or government sponsored enterprises, mortgage-backed securities and investment grade corporate bonds. In addition, at December 31, 2023, we owned $626,000 of Federal Home Loan Bank of Atlanta stock. As a member of Federal Home Loan Bank of Atlanta, we are required to purchase stock in the Federal Home Loan Bank of Atlanta, which stock is carried at cost and classified as restricted equity securities.

The amortized cost and fair value of securities as of December 31, 2023, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without prepayment penalties.

	December 31, 2023
	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	cost	value	cost	value

Maturing
Due under one year	$8,156	$8,053	$4,003	$3,981
Due after one year through five years	4,605	4,478	25	24
Due after five years through ten years	7,788	7,350	3,745	3,138
Due after ten years	16,933	14,900	2,436	2,063
Total	$37,482	$34,781	$10,209	$9,206

For additional information regarding our investment securities portfolio, see Note 3 to our consolidated financial statements.

Sources of Funds

General. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We have also historically used borrowings to supplement cash flow needs, to lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds. In addition, we receive funds from scheduled loan payments, investment maturities, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposits. Our deposits are generated primarily from our primary market area. We offer a selection of deposit accounts, including noninterest-bearing and interest-bearing checking accounts, money market accounts, savings accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We have the authority to accept brokered deposits, but had no such deposits as of December 31, 2023. In addition, we had $63.4 million of municipal deposits at December 31, 2023, which represented 10.0% of total deposits.

On a periodic basis, we establish interest rates paid, maturity terms, service fees and withdrawal penalties. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. We rely upon personalized customer service, long-standing relationships with customers, and the favorable image of BayVanguard Bank in the community to attract and retain local deposits. We also seek to obtain deposits from our commercial loan customers.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

The following table sets forth the distribution of total deposits by account type at the dates indicated.

	At December 31,
	2023		2022
	Amount	Percent	Amount	Percent
(dollars in thousands)
Noninterest-bearing checking accounts	$142,030	22.40%	$167,202	24.42%
Interest-bearing checking accounts	83,656	13.19%	96,829	14.14%
Money market accounts	87,310	13.77%	102,301	14.94%
Savings accounts	147,608	23.28%	171,772	25.09%
Certificates of deposit	173,516	27.36%	146,514	21.41%
Total deposits	$634,120	100.00%	$684,618	100.00%

As of December 31, 2023 and 2022, the aggregate amount of uninsured deposits (deposits in amounts greater than or equal to $250,000, which is the maximum amount for federal deposit insurance) was $187.5 million and $172.1 million, respectively. In addition, as of December 31, 2023, the aggregate amount of all our uninsured certificates of deposit was $30.1 million. At December 31, 2023 and 2022, uninsured deposits included $64.0 million and $75.8 million in deposits secured by the market value of pledged securities or secured letters of credit.

At December 31, 2023, the Bank had approximately $243.0 million in available liquidity, including $73.0 million in cash, $150.0 million in secured borrowing capacity at the FHLB, and $20.0 million in an unsecured line of credit. This available liquidity is 1.9x the uninsured and unsecured deposit balance of $129.0 million.

The following table sets forth the maturity of our uninsured certificates of deposit at December 31, 2023.

Year ending December 31,
(dollars in thousands)
2024	$18,752
2025	10,568
2026	287
2027	515
2028	—
Thereafter	—
Total uninsured certificates of deposit	$30,122

Borrowings. At December 31, 2023 and December 31, 2022, we had a $150 million and a $96.8 million available under a line of credit with the Federal Home Loan Bank of Atlanta, we had no Federal Home Loan Bank of Atlanta advances outstanding as of December 31, 2023 and $12.0 million outstanding as of December 31, 2022. In addition, at December 31, 2023 and December 31, 2022, the Bank had $25.0 million and $40.0 million, respectively, in unfunded letters of credit used to secure municipal deposits outstanding against the line of credit with the Federal Home Loan Bank of Atlanta.

In October 2020, BV Financial completed a $35.0 million private placement of unsecured subordinated debt (the “Notes”). The Notes bear an initial interest rate of 4.875% and mature in 2030. The interest rate on the Notes are fixed for the first five years. Thereafter, BV Financial will pay interest on the Notes at a variable rate equal to the then current three-month term Secured Overnight Financing Rate plus 472 basis points. BV Financial may begin redeeming these notes on the December 30, 2025 payment date. The subordinated debt is reported net of debt issuance costs of $272,000 December 31, 2023 and $427,000 at December 31, 2022.

In conjunction with our acquisition of 1880 Bank and is holding company, Delmarva Bancshares, Inc., we acquired the Easton Capital Trust Junior Subordinated Notes, which were issued by Easton Bank & Trust and assumed by Delmarva Bancshares, Inc. We acquired $3.0 million of junior subordinated debt of Easton Capital Trust I, to fully and unconditionally guarantee the preferred securities issued by the Trust. The junior subordinated debt will mature in 2034. The junior subordinated debt accrues interest at a floating rate equal to the three-month SOFR plus 2.85%, payable quarterly. The quarterly interest rate on the debentures was 8.49% at December 31, 2023. In February 2024, BV Financial redeemed all of the outstanding junior subordinated debt issued by Easton Bank & Trust that it had acquired as part of its acquisition Delmarva Bancshares, Inc.

Personnel and Human Capital Resources

Our success as a financial institution in our market areas is dependent on a workforce that embrace and are dedicated to our mission and culture. To continue to deliver on our mission and maintain our culture, it is crucial that we attract and retain talent who desire and have the experience to provide creative and innovative financial solutions and options for the diverse communities we serve. Through our hiring and retention programs we aim to create an inclusive workforce with diversified backgrounds and experiences. We strive to maintain a safe and healthy workplace, with opportunities for our employees to grow and develop in their careers, supported by advantageous compensation, benefits, health, and welfare programs.

As part of our compensation philosophy, we offer market competitive total rewards programs for our employees to attract and retain superior talent. These programs, include annual bonus opportunities, an Employee Stock Ownership Plan, a matched 401(k) Plan, healthcare and insurance benefits paid time off, family leave, and flexible work schedules.

We encourage and support the growth and development of our employees and, wherever possible, seek to fill positions by promotion and transfer from within the organization. Additionally, all our employees are expected to display and encourage honest, ethical, and respectful conduct in the workplace. Our employees must adhere to our Code of Business Conduct and Ethics that sets standards for appropriate behavior and includes periodic training on preventing, identifying, reporting, and stopping discrimination of any kind.

Continual learning and career development is advanced through ongoing performance and development conversations with employees, internally developed training programs, customized corporate training engagements and other training events employees attend in connection with their job duties.

Employee retention helps us operate efficiently and achieve our business objectives. We believe actively prioritizing concern for our employees’ well-being, supporting our employees’ career goals, offering competitive wages and providing valuable fringe benefits aids in retention of our top-performing employees.

As of December 31, 2023, we had 107 full-time employees and nine part-time employees. We believe our relationship with our employees to be generally good. None of these employees are represented by a collective bargaining agreement.

As of December 31, 2023, approximately 77% of our current workforce was female and 23% is male. As of December 31, 2023, approximately 14% of our current workforce were minorities.

The safety, health and wellness of our employees is a top priority. We promote the health and wellness of our employees by strongly encouraging work-life balance, offering flexible work schedules, keeping the employee portion of health care premiums to a minimum and sponsoring various wellness programs.

Subsidiary Activities

At December 31, 2023, BV Financial had two subsidiaries, BayVanguard Bank and Easton Capital Trust I. The Easton Capital Trust Junior Subordinated Notes were issued by Easton Bank & Trust and assumed by Delmarva Bancshares, Inc. on July 15, 2015 and then assumed by BV Financial on October 31, 2020. BV Financial assumed $3.0 million of junior subordinated debt of Easton Capital Trust I to fully and unconditionally guarantee the preferred securities issued by Easton Capital Trust I. Easton Capital Trust I has no independent assets or operations and, as noted above, in February 2024, BV Financial redeemed all of the outstanding junior subordinated debt issued by Easton Bank & Trust that it had acquired as part of its acquisition Delmarva Bancshares, Inc.

BayVanguard Bank has three subsidiaries, BV Real Estate, LLC, 1920 Rock Spring Road, LLC and Idlewild Properties, LLC, each of which is organized under the laws of the state of Maryland. BV Real Estate, LLC and Idlewild Properties, LLC hold real estate and other assets acquired through foreclosure or repossession by BayVanguard Bank. 1920 Rock Spring Road, LLC is the holding company for a property owned by BayVanguard Bank.

Supervision and Regulation

General

As a Maryland-chartered commercial bank, BayVanguard Bank is subject to examination and regulation by the OCFR, as its chartering authority, and, as a federally insured nonmember institution, by the FDIC. BayVanguard Bank is a member of the Federal Home Loan Bank of Atlanta and its deposits are insured up to applicable limits by the FDIC. BayVanguard Bank is required to file reports with, and is periodically examined by, the FDIC and the OCFR concerning its activities and financial condition, and must obtain regulatory approvals before entering into certain transactions, including mergers with or acquisitions of other financial institutions. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies regarding classifying assets and establishing an adequate allowance for loan losses for regulatory purposes.

As a bank holding company, BV Financial is required to comply with the rules and regulations of the Federal Reserve Board. It is required to file certain reports with the Federal Reserve Board and is subject to examination by and the enforcement authority of the Federal Reserve Board. BV Financial is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Any change in applicable laws or regulations, whether by the OCFR, the FDIC, the Federal Reserve Board, the Securities and Exchange Commission, the Maryland legislature, or Congress, could have a material adverse impact on the operations and financial performance of BV Financial and BayVanguard Bank.

Set forth below is a brief description of material regulatory requirements that are or will be applicable to BayVanguard Bank and BV Financial. The description is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on BayVanguard Bank and BV Financial.

Banking Regulation

Supervision and Enforcement Authority. BayVanguard Bank is subject to extensive regulation, examination and supervision by the FDIC as its primary federal prudential regulator and the insurer of its deposits.

This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the FDIC extensive discretion in connection with its supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of an adequate allowance for loan losses for regulatory purposes.

BayVanguard Bank must file reports with the FDIC concerning its activities and financial condition. It must also obtain prior FDIC approval before entering into certain corporate transactions such as establishing new branches and mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the FDIC to evaluate BayVanguard Bank’s safety and soundness and compliance with various regulatory requirements.

The FDIC maintains substantial enforcement authority over regulated institutions. That includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers. In general, enforcement actions may be initiated in response to violations of laws and regulations, breaches of fiduciary duty and engagement in unsafe or unsound practices. The FDIC may also appoint itself as conservator or receiver for an insured bank under specified circumstances, including: (1) insolvency; (2) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (3) the existence of an unsafe or unsound condition to transact business; (4) insufficient capital; or (5) the incurrence of losses that will deplete substantially all of the institution’s capital with no reasonable prospect of replenishment without federal assistance.

Maryland law provides that the OCFR is to examine Maryland-chartered banks at least once during each calendar year, unless the OCFR determines that, during a calendar year, an examination is unnecessary, in which event Maryland law calls for an examination to occur no less frequently than once every 18 months, or at any other time that the OCFR considers necessary. Regulated institutions are assessed for expenses incurred by the OCFR. The OCFR has extensive enforcement authority over

Maryland banks. Such authority includes the ability to issue cease and desist orders and civil money penalties and to remove directors and officers. The OCFR may also take possession of a Maryland bank whose capital is impaired and seek to have a receiver appointed by a court.

Dividends. Maryland commercial banks may only pay dividends from undivided profits or, with the prior approval of the OCFR, their surplus in excess of 100% of required capital stock. Maryland commercial banks may not declare a stock dividend unless their surplus, after the increase in capital stock, is equal to at least 20% of the outstanding capital stock as increased. If the surplus of the bank, after the increase in capital stock, is less than 100% of its capital stock as increased, the commercial bank must annually transfer to surplus at least 10% of its net earnings until the surplus is 100% of its capital stock as increased.

Without the approval of the FDIC, a state nonmember bank may not declare or pay a dividend if the total of all dividends declared during the year exceeds its net income during the current calendar year and retained net income for the prior two years. The Bank is further prohibited from making a capital distribution if it would not be adequately capitalized thereafter. See “Prompt Corrective Regulatory Action” below.

Capital Requirements. Under FDIC regulations, BayVanguard Bank must meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio, a Tier 1 capital to risk-based assets ratio, a total capital to risk-based assets ratio, and a Tier 1 capital to average total assets leverage ratio. The existing capital requirements were effective January 1, 2015 and are the result of a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).

The capital standards require the maintenance of common equity Tier 1 capital, Tier 1 capital and total capital to risk-weighted assets ratios of at least 4.5%, 6% and 8%, respectively, and a Tier 1 leverage ratio of at least 4% of average total assets. Common equity Tier 1 capital is generally defined as common shareholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and Additional Tier 1 capital. Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus Additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). BayVanguard Bank exercised the opt-out election regarding the treatment of AOCI. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, a bank’s assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests), are multiplied by a risk weight factor assigned by the regulations based on perceived risks inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one- to four-family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if an institution does not hold a “capital conservation buffer” of 2.5%, effectively resulting in the following minimum ratios: (1) a common equity Tier 1 capital ratio of 7.0%; (2) a Tier 1 to risk-based assets capital ratio of 8.5%; and (3) a total capital ratio of 10.5%.

Legislation enacted in 2018 required the federal banking agencies, including the FDIC, to establish a “community bank leverage ratio” of between 8% to 10% of average total consolidated assets for qualifying institutions with less than $10 billion of assets. Pursuant to federal legislation enacted in 2020, the community bank leverage ratio requirement was set at 9% for

2022 and thereafter. Institutions with capital meeting the specified requirement and electing to follow the alternative framework will be deemed to comply with the applicable regulatory capital requirements, including the risk-based requirements, and are considered well-capitalized under the prompt corrective action framework. Eligible institutions may opt into and out of the community bank ratio framework on their quarterly call report. To date, BayVanguard Bank has not opted into the community bank leverage ratio framework.

The FDIC also has authority to establish individual minimum capital requirements in appropriate cases upon determination that an institution’s capital level is, or is likely to become, inadequate in light of the particular circumstances.

At December 31, 2023, BayVanguard Bank exceeded each of its capital requirements.

Standards for Safety and Soundness. As required by statute, the federal banking agencies have adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit systems, credit underwriting, loan documentation, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. The agencies have also established standards for safeguarding customer information. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

Activities and Investments. Federal law provides that a state-chartered bank insured by the FDIC generally may not engage as a principal in any activity not permissible for a national bank to conduct or make any equity investment of a type or in an amount not authorized for national banks, notwithstanding state law, subject to certain exceptions. For example, state-chartered banks may, with FDIC approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange or the Nasdaq Market and to invest in shares of investment companies registered under the Investment Company Act of 1940. The maximum permissible investment is 100% of Tier 1 capital, as specified by the FDIC’s regulations, or the maximum amount permitted by Maryland law, whichever is less. Such grandfathered authority terminates upon a change in the institution’s charter or a change in control.

In addition, the FDIC is authorized to permit a state-chartered bank to engage in state-authorized activities or investments not permissible for national banks (other than non-subsidiary equity investments) if it meets all applicable capital requirements and it is determined that the activities or investments involved do not pose a significant risk to the Deposit Insurance Fund. The FDIC has adopted procedures for institutions seeking approval to engage in such activities or investments. In addition, a nonmember bank may control a subsidiary that engages in activities as principal that would only be permitted for a national bank to conduct in a “financial subsidiary” if a bank meets specified conditions and deducts its investment in the subsidiary for regulatory capital purposes.

Interstate Banking and Branching. Federal law permits well capitalized and well managed bank holding companies to acquire banks in any state, subject to Federal Reserve Board approval, certain concentration limits and other specified conditions. Interstate mergers of banks are also authorized, subject to regulatory approval and other specified conditions. In addition, under federal law, banks may establish de novo branches on an interstate basis at any location where a bank chartered under the laws of the branch location host state may establish a branch.

Prompt Corrective Regulatory Action. Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is considered “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater, and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater, and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0%, or a common equity Tier 1 ratio of less than 4.5%. An institution is “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0%, or a common equity Tier 1 ratio of less than 3.0%. An institution is “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets equal to or less than 2.0%. At December 31, 2023, BayVanguard Bank was classified as a “well capitalized” institution for prompt corrective action purposes.

At each successive lower capital category, an insured depository institution is subject to additional operating restrictions, including limits on growth and a prohibition on the payment of dividends and other capital distributions. Furthermore, if an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency. An undercapitalized bank’s compliance with a capital restoration plan must be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5.0% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of possible additional restrictions, including an order by the FDIC to sell sufficient voting stock to become adequately capitalized, reduce total assets, cease receipt of deposits from correspondent banks, dismiss directors or officers, or limit interest rates paid on deposits, compensation of executive officers or capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after they are determined to be critically undercapitalized.

A bank that is classified as well capitalized, adequately capitalized or undercapitalized may be treated as though it were in the next lower capital category if the FDIC, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment.

Transactions with Affiliates/Loans to Insiders. Transactions between banks and their affiliates are governed by federal law. Generally, Section 23A of the Federal Reserve Act and the Federal Reserve Board’s Regulation W prohibit a bank and its subsidiaries from engaging in a “covered transaction” with an affiliate if the aggregate amount of covered transactions outstanding with that affiliate, including the proposed transaction, would exceed an amount equal to 10.0% of the bank’s capital stock and surplus. The aggregate amount of “covered transactions” outstanding with all affiliates is limited to 20.0% of the bank’s capital stock and surplus. The term “covered transaction” includes making loans to, purchasing assets from, and issuing guarantees to an affiliate, and other similar transactions. In addition, loans or other extensions of credit by a bank to an affiliate are required to be collateralized according to the requirements set forth in Section 23A of the Federal Reserve Act. Section 23B of the Federal Reserve Act applies to “covered transactions,” as well as to certain other transactions with affiliates, including provision of services and selling of assets to an affiliate. Section 23B and Regulation W require that all such transactions be on terms and under circumstances substantially the same, or at least as favorable, to the bank or the bank’s subsidiary as prevailing market terms for comparable transactions with or involving a non-affiliate.

A bank’s loans to its executive officers, directors, any owner of 10% or more of its stock (each, an insider) and any of certain entities controlled by any such insider (an insider’s related interest) as well as loans to insiders of affiliates and such insiders’ related interests are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act, as made applicable to the Bank by Section 18(j) of the Federal Deposit Insurance Act, and its implementing regulation, Regulation O, as made applicable by FDIC regulation. Under these restrictions, the aggregate amount of the loans to any insider and the insider’s related interests may not exceed the loans-to-one-borrower limit applicable to national banks, which is comparable to the loans-to-one-borrower limit applicable to BayVanguard Bank’s loans. All loans by a bank to all insiders and insiders’ related interests in the aggregate may not exceed the bank’s unimpaired capital and unimpaired surplus. Loans to an executive officer, other than loans for the education of the officer’s children and certain loans secured by the officer’s residence, may not exceed the greater of $25,000 or 2.5% of the bank’s unimpaired capital and unimpaired surplus, and in no event may exceed $100,000. The regulations require that any proposed loan to an insider, or a related interest of that insider, be approved in advance by a majority of the Board of Directors of the bank, with any interested directors not participating in the voting, if that loan, combined with previous loans by the bank to the insider and his or her related interests, exceeds specified amounts. Generally, such loans must be made on substantially the same terms as, and follow credit underwriting procedures that are not less stringent than, those that are prevailing at the time for comparable transactions with non-insiders or persons not employed by the bank.

Regulation O contains a general exception for extensions of credit made pursuant to a benefit or compensation plan of a bank that is widely available to employees of the bank and that does not give any preference to insiders of the bank or its affiliates over other employees.

In addition, federal law prohibits extensions of credit to a bank’s insiders and their related interests by any other institution that has a correspondent banking relationship with the bank, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

Federal Insurance of Deposit Accounts. BayVanguard Bank is a member of the Deposit Insurance Fund, which is administered by the FDIC. Deposit accounts in BayVanguard Bank are insured up to a maximum of $250,000 for each separately insured depositor per account ownership category.

The FDIC assesses all insured depository institutions. An institution’s assessment rate depends upon the perceived risk to the Deposit Insurance Fund of that institution, with less risky institutions paying lower rates. Currently, assessments for institutions of less than $10 billion of total assets are based on financial measures and supervisory ratings derived from statistical models estimating the probability of failure within three years. Assessment rates (inclusive of possible adjustments) currently range from 2.5 to 32 basis points of each institution’s total assets less tangible capital. The existing system represents a change, required by the Dodd-Frank Act, from the FDIC’s prior practice of basing the assessment on an institution’s aggregate deposits.

The FDIC may increase or decrease the range of assessments uniformly, except that no adjustment in the risk-based assessment system may be made without notice and comment rulemaking.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order or regulatory condition imposed in writing. We do not know of any practice, condition or violation that might lead to termination of BayVanguard Bank’s deposit insurance.

Privacy Regulations. Federal law generally requires that BayVanguard Bank disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship. In addition, financial institutions are generally required to furnish their customers a privacy notice annually. However, a provision of the Fixing America’s Surface Transportation Act enacted in 2015 provides an exception from the annual notice requirement if a financial institution does not share non-public personal information with non-affiliated third parties (other than as permitted under certain exceptions) and its policies and practices regarding disclosure of non-public personal information have not changed since the last distribution of its policies and practices to its customers. In addition, BayVanguard Bank is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and to not disclose account numbers or access codes to non-affiliated third parties for marketing purposes.

Community Reinvestment Act. Under the Community Reinvestment Act (‘CRA”) as implemented by the FDIC, a state nonmember bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of each state nonmember bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to establish branches and acquire other financial institutions. The CRA requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. BayVanguard Bank’s most recent FDIC CRA rating in December 20223 was “Satisfactory.” On October 24, 2023, the FDIC, the Federal Reserve Board, and the Office of the Comptroller of the Currency issued a final rule to strengthen and modernize the CRA regulations. Under the final rule, banks with assets of at least $600 million as of December 31 in both of the prior two calendar years and less than $2 billion as of December 31 in either of the prior two calendar years will be an "intermediate bank." The agencies will evaluate intermediate banks under the Retail Lending Test and either the current community development test, referred to in the final rule as the Intermediate Bank Community Development Test, or, at the bank's option, the Community Development Financing Test. The applicability date for the majority of the provisions in the CRA regulations is January 1, 2026, and additional requirements will be applicable on January 1, 2027.

Consumer Protection and Fair Lending Regulations. BayVanguard Bank is subject to a variety of federal and Maryland statutes and regulations that are intended to protect consumers and prohibit discrimination in the granting of credit. These statutes and regulations provide for a range of sanctions for non-compliance with their terms, including imposition of cease-and-desist orders and civil money penalties, and referral to the U.S. Attorney General for prosecution of a civil action seeking actual and punitive damages and injunctive relief. Certain of these statutes, including Section 5 of the Federal Trade Commission Act, which prohibits unfair and deceptive acts and practices against consumers. Federal laws also prohibit unfair, deceptive or abusive acts or practices against consumers, which can be enforced by the Consumer Financial Protection Bureau, the FDIC and state attorneys general.

Federal Home Loan Bank System

BayVanguard Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Banks provide a central credit facility primarily for member institutions. BayVanguard Bank, as a member of the Federal Home Loan Bank of Atlanta, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Atlanta. BayVanguard Bank was in compliance with this requirement at December 31, 2023.

Other Regulations

Interest and other charges collected or contracted for by BayVanguard Bank are subject to state usury laws and federal laws concerning interest rates. Loan operations are also subject to state and federal laws applicable to credit transactions, such as the:

1.
Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
2.
Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
3.
Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; and
4.
Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of BayVanguard Bank also are subject to, among others, the:

1.
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
2.
Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check; and
3.
Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Holding Company Regulation

BV Financial is a unitary bank holding company registered with the Federal Reserve Board and is subject to regulations, examination, supervision and reporting requirements applicable to bank holding companies. In addition, the Federal Reserve Board has enforcement authority over BV Financial and its non-bank subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary bank.

A bank holding company is generally prohibited from engaging in non-banking activities, or acquiring direct or indirect control of more than 5% of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities the Federal Reserve Board had determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking are: (1) making or servicing loans; (2) performing certain data processing services; (3) providing discount brokerage services; (4) acting as fiduciary, investment or financial advisor; (5) leasing personal or real property; (6) making investments in corporations or projects designed primarily to promote community welfare; and (7) acquiring a savings and loan association whose direct and indirect activities are limited to those permitted for bank holding companies.

The Gramm-Leach-Bliley Act of 1999 authorizes a bank holding company that meets specified conditions, including that its depository institution subsidiaries are “well capitalized” and “well managed,” to opt to become a “financial holding company.” A “financial holding company” may engage in a broader range of financial activities than a bank holding company. Such activities may include insurance underwriting and investment banking. BV Financial has no plans to elect “financial holding company” status at this time.

Maryland law establishes similar filing and prior approval requirements as to the OCFR for direct or indirect acquisitions of Maryland-chartered institutions.

Capital. Federal legislation required the Federal Reserve Board to establish minimum consolidated capital requirements for bank holding companies that are as stringent as those applicable to their insured depository subsidiaries. However, subsequent federal legislation exempted from the applicability of the consolidated capital requirements holding companies with less than $3.0 billion in consolidated assets, unless otherwise advised by the Federal Reserve Board.

Source of Strength. Federal law provides that bank holding companies must act as a source of strength to their subsidiary depository institutions. The expectation is that the holding company will provide capital, liquidity and other support for the institution in times of financial stress.

Stock Repurchases and Dividends. A bank holding company is generally required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. There is an exception to this approval requirement for well-capitalized bank holding companies that meet certain other conditions.

Additionally, under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized.

Notwithstanding the above, the Federal Reserve Board has issued a supervisory bulletin regarding the payment of dividends and repurchase or redemption of outstanding shares of stock by bank holding companies. In general, the Federal Reserve Board’s policy is that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The supervisory bulletin provides for prior consultation with and review of proposed dividends by the Federal Reserve Board in certain cases, such as where a proposed dividend exceeds earnings for the period for which the dividend would be paid (e.g., calendar quarter) or where the bank holding company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund a proposed dividend.

The supervisory bulletin also indicates that a bank holding company should notify the Federal Reserve Board, under certain circumstances, prior to redeeming or repurchasing common stock or perpetual preferred stock. The specified circumstances include where a bank holding company is experiencing financial weaknesses or where the repurchase or redemption would result in a net reduction, as of the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. Even outside of these circumstances, the Federal Reserve Board expects as a matter of practice to have notice and opportunity for non-objection before such an action is taken. The supervisory bulletin indicates that such notification is to allow Federal Reserve Board supervisory review of, and possible objection to, the proposed repurchases or redemption. These regulatory policies could affect the ability of BV Financial to pay dividends, engage in stock repurchases or otherwise engage in capital distributions.

Change in Control Regulations

Under the Change in Bank Control Act, no person, or group of persons acting in concert, may acquire control of a bank holding company unless the Federal Reserve Board has been given 60 days’ prior written notice and has not disapproved the proposed acquisition. The Federal Reserve Board considers several factors in evaluating a notice, including the financial and managerial resources of the acquirer and competitive effects. Control, as defined under the applicable regulations, means the power, directly or indirectly, to direct the management or policies of the company or to vote 25% or more of any class of voting securities of the company. Acquisition of more than 10% of any class of a bank holding company’s voting securities constitutes a rebuttable presumption of control under certain circumstances, including where, as is the case with BV Financial, the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

In addition, federal regulations provide that no company may acquire control (as defined in the Bank Holding Company Act) of a bank holding company without the prior approval of the Federal Reserve Board. Any company that acquires such control becomes a “bank holding company” subject to registration, examination and regulation by the Federal Reserve Board.

Federal Securities Laws

BV Financial common stock is registered with the Securities and Exchange Commission. BV Financial is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Shares of common stock purchased by persons who are not affiliates of BV Financial may be resold without registration. Shares purchased by an affiliate of BV Financial are subject to the resale restrictions of Rule 144 under the Securities Act of 1933. If BV Financial meets the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of BV Financial that complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of the outstanding shares of BV Financial, or the average weekly volume of trading in the shares during the preceding four calendar weeks.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 is intended to improve corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. We have policies, procedures and systems designed to comply with this Act and its implementing regulations, and we review and document such policies, procedures and systems to ensure continued compliance with this Act and its implementing regulations.

Emerging Growth Company Status

BV Financial is an emerging growth company. For as long as BV Financial continues to be an emerging growth company, it may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As an emerging growth company, BV Financial also will not be subject to Section 404(b) of the Sarbanes-Oxley Act of 2002, which would require that our independent auditors review and attest as to the effectiveness of our internal control over financial reporting. We have also elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Such an election is irrevocable during the period a company is an emerging growth company. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

BV Financial will cease to be an emerging growth company upon the earliest of: (1) the end of the fiscal year following the fifth anniversary of the completion of its public offering; (2) the first fiscal year after our annual gross revenues are $1.07 billion (adjusted for inflation) or more; (3) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (4) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million at the end of the second quarter of that fiscal year.

Taxation

BV Financial and BayVanguard Bank are subject to federal and state income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal and state taxation is intended only to summarize certain pertinent tax matters and is not a comprehensive description of the tax rules applicable to BV Financial or BayVanguard Bank.

Our federal and state tax returns have not been audited for the past five years.

Federal Taxation

Method of Accounting. BV Financial and BayVanguard Bank currently report income and expenses on the accrual method of accounting and use a tax year ending December 31 for filing their federal income tax returns. BV Financial and BayVanguard Bank file a consolidated federal income tax return. The Small Business Protection Act of 1996 eliminated the use of the reserve method of accounting for income taxes on bad debt reserves by savings institutions. For taxable years beginning after 1995, BayVanguard Bank has been subject to the same bad debt reserve rules as commercial banks. It currently utilizes the experience method under Section 585 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).

Alternative Minimum Tax. For income generated prior to January 1, 2018, the Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, less an exemption amount, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent tax computed this way exceeds tax computed by applying the regular tax rates to regular taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Tax Cuts and Jobs Act repealed the alternative minimum tax for income generated after January 1, 2018. At December 31, 2023, BV Financial had no minimum tax credit carryovers.

Net Operating Loss Carryovers. As a result of the Tax Cuts and Jobs Act generally, a financial institution may carry net operating losses forward indefinitely, if incurred after December 31, 2017. At December 31, 2023, BV Financial had $22.2 million in federal net operating loss carryforwards, all of which were assumed from acquired institutions.

Capital Loss Carryovers. A corporation cannot recognize capital losses in excess of capital gains generated. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which it is carried and is used to offset any capital gains. Any undeducted loss remaining after the five-year carryover period is not deductible. At December 31, 2023, BV Financial had no capital loss carryovers.

Corporate Dividends. BV Financial may generally exclude from its income 100% of dividends received from BayVanguard Bank as a member of the same affiliated group of corporations.

State Taxation

Maryland State Taxation. BV Financial is subject to Maryland’s Corporation Business Tax at the rate of 8.25% on its taxable income, before net operating loss deductions and special deductions for federal income tax purposes. BayVanguard Bank is required to file Maryland income tax returns. For this purpose, “taxable income” generally means federal taxable income subject to certain adjustments (including addition of interest income on state and municipal obligations).

Item 1A. Risk Factors.

An investment in our securities is subject to risks inherent in our business and the industry in which we operate. Before making an investment decision, you should carefully consider the risks and uncertainties described below and all other information included in this Annual Report on Form 10-K. The risks described below may adversely affect our business, financial condition and operating results. In addition to these risks and any other risks or uncertainties described in “Item 1. Business—Forward-Looking Statements” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” there may be additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial that could materially and adversely affect our business, financial condition or operating results. The value or market price of our securities could decline due to any of these identified or other risks. Past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

Risks Related to Our Lending Activities

We have a substantial amount of commercial real estate loans, and we intend to continue to increase our originations of these types of loans. These loans involve credit risks that could adversely affect our financial condition and results of operations.

At December 31, 2023, commercial real estate loans totaled $389.7 million, or 55.3% of our loan portfolio. Given the larger balances and the complexity of the underlying collateral, commercial real estate loans generally have more risk than the one- to four-family residential real estate loans we originate. Because the repayment of commercial real estate loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the local real estate market or economy. A downturn in the real estate market or the local economy could adversely impact the value of properties securing the loan or the revenues from the borrower’s business, thereby increasing the risk of non-performing loans. In addition, the physical condition of non-owner occupied properties may be below that of owner occupied properties due to lax property maintenance standards, which have a negative impact on the value of the collateral properties. At December 31, 2023, our non-owner occupied commercial loan portfolio totaled $287.2 million, or 40.8% of our total loan portfolio. As our commercial real estate portfolio increases, the corresponding risks and potential for losses from these loans may also increase.

To the extent that borrowers have more than one commercial real estate loan outstanding, an adverse development with respect to one loan or one credit relationship could expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential real estate loan. Furthermore, if loans that are collateralized by commercial real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could cause us to increase our provision for credit losses and adversely affect our operating results and financial condition.

Our historical emphasis on residential mortgage loans exposes us to lending risks.

At December 31, 2023, $238.1 million, or 33.8% of our loan portfolio, was secured by one- to four-family real estate loans and we intend to continue to make loans of this type. One- to four-family residential mortgage lending is generally sensitive to regional and local economic conditions that can significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Declines in real estate values could cause some of our residential mortgages to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

Our non-owner occupied commercial real estate loans and one- to four-family residential real estate loans may expose us to increased credit risk.

At December 31, 2023, $287.2 million, or 40.8% of our total loan portfolio, consisted of loans secured by non-owner occupied commercial real estate loans and $108.1 million, or 15.3% of our total loan portfolio, consisted of loans secured by non-owner occupied one- to four-family residential real estate properties. Loans secured by non-owner occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner occupied properties because repayment of such loans depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner occupied properties may be below that of owner occupied properties due to lax property maintenance standards that negatively impact the value of the collateral properties.

A significant portion of the loans originated by our recently developed investment real estate group are secured by collateral located outside of Maryland and generally carry larger balances than loans originated in other areas of our portfolio. The relatively new nature and location of these loans may result in changes in estimating collectability, which may lead to additional provisions or charge-offs, which could hurt our profits.

In 2020, we established an investment real estate group charged with originating larger real estate projects, primarily non-owner occupied commercial real estate loans, including loans secured by collateral outside of Maryland. At December 31, 2023, $184.2 million, or 64.1%, of investor commercial real estate loans were secured by collateral located outside of

Maryland in 28 states throughout the United States. While to date, we have not incurred any losses with regard to loans originated by this group , the investor real estate group’s loan portfolio is relatively new and provides us with only a limited payment history pattern from which to judge future collectability, especially through a period of declining and unfavorable or recessionary economic conditions. As a result, it may be difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance. Further, these types of loans generally have larger balances and involve a greater risk than one- to four-family residential mortgage loans. Accordingly, if we make any errors in judgment in the collectability of these loans, any resulting charge-offs may be larger on a per loan basis than those incurred historically with our residential mortgage loan or consumer loan portfolios. Also, it may be more difficult for us to resolve problem loans outside of Maryland.

The geographic concentration of our loan portfolio and lending activities makes us vulnerable to a downturn in our local market areas.

While there is not a single employer or industry in our market area on which a significant number of our customers are dependent, a substantial portion of our loan portfolio is comprised of loans secured by property located in Baltimore City and Anne Arundel, Baltimore and Harford Counties and Dorchester and Talbot Counties on the Eastern Shore of Maryland. This makes us vulnerable to a downturn in the local economy and real estate markets. Adverse conditions in the local economy such as unemployment, recession, a catastrophic event or other factors beyond our control could impact the ability of our borrowers to repay their loans, which could impact our net interest income. Decreases in local real estate values caused by economic conditions, recent changes in tax laws or other events could adversely affect the value of the property used as collateral for our loans, which could cause us to realize a loss in the event of a foreclosure. Further, deterioration in local economic conditions could drive the level of loan losses beyond the level we have provided for in our allowance for credit losses, which in turn could necessitate an increase in our provision for credit losses and a resulting reduction to our earnings and capital.

If our allowance for credit losses is not sufficient to cover actual credit losses, our earnings could decrease.

We maintain an allowance for credit losses, which is established through a provision for credit losses that represents management’s best estimate of the current expected losses within the loan portfolio. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for credit losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions or the results of our analyses are incorrect, our allowance for credit losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. In addition, our emphasis on loan growth and on increasing our portfolios of commercial real estate loans, as well as any future credit deterioration or changes in economic conditions could require us to increase our allowance for credit losses in the future. At December 31, 2023, our allowance for credit losses was 1.21% of total loans and 81.5% of non-performing loans. Material additions to our allowance would materially decrease our net income.

In addition, bank regulators periodically review our allowance for credit losses and, as a result of such reviews, we may be required to increase our provision for credit losses or recognize further loan charge-offs. However, regulatory agencies are not directly involved in the process of establishing the allowance for credit losses, as the process is our responsibility and any adjustment of the allowance is the responsibility of our management. Any increase in our allowance for credit losses or loan charge-offs as a result of such review or otherwise may have a material adverse effect on our financial condition and results of operations.

Risks Related to Market Interest Rates

Changes in interest rates could reduce our profits and asset values.

We derive our income mainly from the difference or “spread” between the interest earned on loans, securities and other interest-earning assets and interest paid on deposits, borrowings and other interest-bearing liabilities. In general, the larger the spread, the more we earn. When market rates of interest change, the interest we receive on our assets and the interest we pay on our liabilities will fluctuate. This can cause decreases in our spread and can adversely affect our income. For the past several years, BV Financial has been asset sensitive, which indicates that assets generally reprice faster than liabilities. In a rising rate environment, asset sensitivity is preferable as it results in improvement to our net interest margin.

Interest rates also affect how much money we lend. For example, when interest rates rise, the cost of borrowing increases and loan originations tend to decrease. A rising rate environment can also negatively impact us if the higher debt service costs on adjustable-rate loans lead to borrowers’ inability to pay contractual obligations. In addition, changes in interest rates can affect the average life of loans and securities. For example, a reduction in interest rates generally results in increased prepayments of loans and mortgage-backed securities, as borrowers refinance their debt to reduce their borrowing cost. This causes reinvestment risk, because we generally are not able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities in a declining rate environment.

Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition, liquidity and results of operations. Changes in the level of interest rates also may negatively affect the value of our assets, including the value of our available-for-sale investment securities, which generally decrease when market interest rates rise, and ultimately affect our earnings. At December 31, 2023, we had accumulated other comprehensive losses of $1.95 million related to net changes in unrealized holding losses in the available-for-sale investment securities portfolio.

Changes in the level of interest rates also may negatively affect our ability to originate real estate loans, the value of our assets, and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings. Also, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our balance sheet or projected operating results.

Risks Related to Economic Conditions

A worsening of economic conditions in our market area could reduce demand for our products and services and/or result in increases in our level of non-performing loans, which could adversely affect our operations, financial condition and earnings.

Local economic conditions have a significant impact on the ability of our borrowers to repay loans and the value of the collateral securing loans. A deterioration in economic conditions, especially local conditions, could have the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations, and could more negatively affect us compared to a financial institution that operates with geographic diversity:

•	demand for our products and services may decline;

•	loan delinquencies, problem assets and foreclosures may increase;

•

collateral for loans, especially real estate, may decline in value, thereby reducing customers’ future borrowing power, and reducing the value of assets and collateral associated with existing loans, causing an increase in our allowance for credit losses; and

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us.

Moreover, a significant decline in general economic conditions caused by inflation, recession, acts of terrorism, civil unrest, an outbreak of hostilities or other international or domestic calamities, an epidemic or pandemic, unemployment or other factors beyond our control could further impact these local economic conditions and could further negatively affect the financial results of our banking operations. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

We have a high concentration of loans secured by real estate in our market area. Adverse economic conditions, both generally and in our market area, could adversely affect our financial condition and results of operations.

Most of our loans are inside of our market area and, as a result, we have a greater risk of loan defaults and losses in the event of a further economic downturn in our market area, as adverse economic conditions may have a negative effect on the ability of our borrowers to make timely payments of their loans. A return of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans, investments, and collateral securing our loans, and our ongoing operations, costs and profitability. Any of these negative events may result in higher-than-expected loan delinquencies, increase our levels of non-performing and classified assets, and reduce demand for our products and services, which may cause us to incur losses and may adversely affect our capital, liquidity and financial condition. According to published data, our market area has not experienced any material declines in real estate values during the last year or any material increase in the number of foreclosure proceedings.

Inflation can have an adverse impact on our business and on our customers.

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. Inflation rose sharply at the end of 2021 and remained at an elevated level through 2022 and 2023. As inflation increases and market interest rates rise the value of our investment securities, particularly those with longer maturities, would decrease, although this effect can be less pronounced for floating rate instruments. In addition, inflation generally increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our noninterest expenses. Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us.

Risks Related to Our Funding

Our inability to generate core deposits may cause us to rely more heavily on wholesale funding strategies for funding and liquidity needs, which could have an adverse effect on our net interest margin and profitability.

Rising rates were a positive impact to our income as short term investments reprised immediately while deposit rates increased more slowly. Additionally, new loan production was booked at higher rates than the existing portfolio. We must maintain sufficient funds to respond to the needs of depositors and borrowers. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also receive funds from loan repayments, investment maturities and income on other interest-earning assets. While we emphasize generating transaction accounts, we cannot guarantee if and when this will occur. Further, the considerable competition for deposits in our market area also has made, and may continue to make, it difficult for us to obtain reasonably priced deposits. Moreover, deposit balances can decrease if customers perceive alternative investments as providing a better risk/return tradeoff. If we are not able to increase our lower-cost transactional deposits at a level necessary to fund our asset growth or deposit outflows, we may be forced seek other sources of funds, including other certificates of deposit, Federal Home Loan Bank advances, brokered deposits and lines of credit to meet the borrowing and deposit withdrawal requirements of our customers, which may be more expensive and have an adverse effect on our net interest margin and profitability. In this regard, total deposits decreased $50.5 million, or 7.4%, to $634.1 million at December 31, 2023 from $684.6 million at December 31, 2022. The decrease in deposits was funded by excess on-balance sheet liquidity, primarily from the proceeds from the stock offering. At December 31, 2023, the Company had neither outstanding advances from the Federal Home Loan Bank nor brokered deposits.

As of December 31, 2023 and 2022, the aggregate amount of uninsured deposits (deposits in amounts greater than or equal to $250,000, which is the maximum amount for federal deposit insurance) was $187.5 million and $172.1 million, respectively. In addition, as of December 31, 2023, the aggregate amount of all our uninsured certificates of deposit was $30.1 million. At December 31, 2023 and 2022, uninsured deposits included $64.0 million and $75.8 million in deposits secured by the market value of pledged securities or secured letters of credit.

At December 31, 2023, the Bank had approximately $243.0 million in available liquidity, including $73.0 million in cash, $150.0 million in secured borrowing capacity at the FHLB, and $20.0 million in an unsecured line of credit. This available liquidity is 1.9x the uninsured and unsecured deposit balance of $129.0 million.

Risks Related to Laws and Regulations

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and/or increase our costs of operations.

BayVanguard Bank is subject to extensive regulation, supervision and examination by the OCFR and the FDIC, and BV Financial is subject to extensive regulation, supervision and examination by the Federal Reserve Board. Such regulation and supervision govern the activities in which an institution and its holding company may engage and are intended primarily for the protection of the federal deposit insurance fund and the depositors of BayVanguard Bank, rather than for our stockholders. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the adequacy of the level of our allowance for credit losses. These regulations, along with existing tax, accounting, securities, insurance and monetary laws, rules, standards, policies, and interpretations, control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions.

The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are suspected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions, including restrictions on pursuing acquisitions or establishing new branches. The policies and procedures we have adopted that are designed to assist in compliance with these laws and regulations may not be effective in preventing violations of these laws and regulations. Furthermore, these rules and regulations continue to evolve and expand.

Monetary policies and regulations of the Federal Reserve Board could adversely affect our business, financial condition and results of operations.

In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve Board. An important function of the Federal Reserve Board is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve Board to implement these objectives are open market purchases and sales of U.S. government securities, adjustments of the discount rate and changes in banks’ reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.

The monetary policies and regulations of the Federal Reserve Board have had a significant effect on the operating results of financial institutions in the past and are expected to continue to do so in the future. The effects of such policies upon our business, financial condition and results of operations cannot be predicted.

We are subject to stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or limit our ability to pay dividends or repurchase shares.

Federal regulations establish minimum capital requirements for insured depository institutions, including minimum risk-based capital and leverage ratios, and define “capital” for calculating these ratios. The minimum capital requirements are: (1) a common equity Tier 1 capital ratio of 4.5%; (2) a Tier 1 to risk-based assets capital ratio of 6%; (3) a total capital ratio of 8%; and (4) a Tier 1 leverage ratio of 4%. The regulations also establish a “capital conservation buffer” of 2.5%, which resulted in the following minimum ratios: (1) a common equity Tier 1 capital ratio of 7.0%; (2) a Tier 1 to risk-based assets capital ratio of 8.5%; and (3) a total capital ratio of 10.5%. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the capital conservation buffer amount.

The application of these capital requirements could, among other things, result in lower returns on equity, and result in regulatory actions if we are unable to comply with such requirements. Specifically, BayVanguard Bank’s ability to pay dividends to BV Financial is limited if it does not maintain the capital conservation buffer required by the capital rules, which may limit BV Financial’s ability to pay dividends to its stockholders.

We are an emerging growth company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

BV Financial is an emerging growth company, and we expect that BV Financial will cease to be an emerging growth company at the end of the fiscal year following the fifth anniversary of the completion of its public offering. For as long as BV Financial continues to be an emerging growth company, it may choose to take advantage of exemptions from various reporting requirements applicable to other public companies, including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As an emerging growth company, BV Financial also will not be subject to Section 404(b) of the Sarbanes-Oxley Act of 2002, which would require that our independent auditors review and attest as to the effectiveness of our internal control over financial reporting. We have also elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. Investors may find our common stock less attractive since we have chosen to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.

We are a smaller reporting company and, even if we no longer qualify as an emerging growth company, any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to smaller reporting companies could make our common stock less attractive to investors.

In addition to qualifying as an emerging growth company, BV Financial qualifies as a “smaller reporting company” under the federal securities laws. For as long as it continues to be a smaller reporting company, it may choose to take advantage of exemptions from various reporting requirements applicable to public companies that are not available to companies that are not smaller reporting companies, including, but not limited to, reduced financial disclosure obligations and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.

Risks Related to our Business Strategy

Our business strategy includes growth, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively. Growing our operations could also cause our expenses to increase faster than our revenues.

Our business strategy includes growth in assets, deposits and the scale of our operations. Achieving such growth will require us to attract customers that currently bank at other financial institutions in our market area. Our ability to successfully grow will depend on a variety of factors, including our ability to attract and retain experienced bankers, the continued availability of desirable business opportunities and the level of competition from other financial institutions. Growth opportunities may not be available or we may not be able to manage our growth successfully. If we do not manage our growth effectively, our financial condition and operating results could be negatively affected. Furthermore, there can be considerable costs involved in expanding lending capacity, and generally a period of time is required to generate the necessary revenues to offset these costs, especially in areas in which we do not have an established presence. Accordingly, any such business expansion can be expected to negatively impact our earnings until certain economies of scale are reached.

We depend on our management team to implement our business strategy and execute successful operations and we could be harmed by the loss of their services.

We depend on the services of the members of our senior management team who direct our strategy and operations. Our executive officers and lending personnel possess substantial expertise, extensive knowledge of our markets and key business relationships. Any one of them could be difficult to replace. Our loss of these persons, or our inability to hire additional qualified personnel, could impact our ability to implement our business strategy and could have a material adverse effect on our results of operations and our ability to compete in our markets.

Risks Related to Competitive Matters

Strong competition within our market area may limit our growth and profitability.

Competition in the banking and financial services industry is intense. We compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, financial technology or “fintech companies,” and unregulated or less regulated non-banking entities. Many of these competitors are substantially larger than us and have substantially greater resources and higher lending limits than we have and offer certain services that we do not or cannot provide. In addition, some of our competitors offer loans with lower interest rates and/or more attractive terms than loans we offer. Competition also makes it increasingly difficult and costly to attract and retain qualified employees. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to successfully compete for business and qualified employees in our market areas. The greater resources and deposit and loan products offered by some of our competitors may limit our ability to increase our interest-earning assets.

Risks Related to Operational Matters

We face significant operational risks because of our reliance on technology. Our information technology systems may be subject to failure, interruption or security breaches.

Information technology systems are critical to our business. Our business requires us to collect, process, transmit and store significant amounts of confidential information regarding our customers, employees and our own business, operations, plans and business strategies. We use various technology systems to manage our customer relationships, general ledger, securities investments, deposits, and loans. Our computer systems, data management and internal processes, as well as those of third parties, are integral to our performance. Our operational risks include the risk of malfeasance by employees or persons outside our company, errors relating to transaction processing and technology, systems failures or interruptions, breaches of our internal control systems and compliance requirements, and business continuation and disaster recovery. There have been increasing efforts by third parties to breach data security at financial institutions. Such attacks include computer viruses, malicious or destructive code, phishing attacks, denial of service or information or other security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information, damages to systems, or other material disruptions to network access or business operations. We have established policies and procedures to prevent or limit the impact of system failures, interruptions and security breaches, including privacy breaches and cyber-attacks. Although we take protective measures and believe that we have not experienced any of the data breaches described above, the security of our computer systems, software, and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code and cyber-attacks that could have an impact on information security. Because the techniques used to cause security breaches change frequently, we may be unable to proactively address these techniques or to implement adequate preventative measures.

In the event of a breakdown in our internal control systems, improper operation of systems or improper employee actions, or a breach of our security systems, including if confidential or proprietary information were to be mishandled, misused or lost, we could suffer financial loss, loss of customers and damage to our reputation, and face regulatory action or civil litigation. Any of these events could have a material adverse effect on our financial condition and results of operations. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits.

While our Board of Directors takes an active role in cybersecurity risk tolerance, we rely to a large degree on management and outside consultants in overseeing cybersecurity risk management.

Our Board of Directors takes an active role in the cybersecurity risk tolerance of BV Financial and all members receive cybersecurity training annually. The Board reviews the annual risk assessments and approves information technology policies, which include cybersecurity. Furthermore, our Audit Committee is responsible for reviewing all audit findings related to information technology general controls, internal and external vulnerability, and penetration testing. The Board receives an annual information security report from our Information Security Officer and the Enterprise Risk Management Committee receives an annual presentation from our Vice President of Information Technology as it relates to cybersecurity and related issues. We also engage outside consultants to support our cybersecurity efforts. However, our directors do not have significant experience in cybersecurity risk management outside of BV Financial and therefore, its ability to fulfill its oversight function remains dependent on the input it receives from management and outside consultants.

While our Board of Directors, through the Enterprise Risk Management Committee, monitors our risk exposure, we outsource critical operations to third-party service providers. Systems failures, interruptions and cybersecurity breaches could have a material adverse effect on us.

The Board through its Enterprise Risk Management Committee monitors our risk exposure. The Enterprise Risk Management Committee, which includes a former banking regulator, a former chief executive officer at another bank, and a local real estate developer is responsible for overseeing our overall risk framework and appetite as well as senior management’s identification, measurement, monitoring, and control of key risks. The risk management framework governs the management of strategic risk, credit risk, liquidity risk, market risk, operational/technology risk, compliance risk, and reputational risk, as well as other key risks we face.

Notwithstanding the committee’s expertise in the risk management function, we outsource a majority of our data processing requirements to third-party providers. Accordingly, our operations are exposed to the risk that these vendors will not perform in accordance with our contractual agreements with them, or we also could be adversely affected if such an agreement is not renewed by the third-party vendor or is renewed on terms less favorable to us. If our third-party providers encounter difficulties, or if we have difficulty communicating with those service providers, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely affected, which could have a material adverse effect on our financial condition and results of operations. Threats to information security also exist in the processing of customer information through various other vendors and their personnel, and our third-party service providers may be vulnerable to unauthorized access, computer viruses, phishing schemes and other security breaches. We may have to expend additional resources to protect against the threat of such security breaches and computer viruses, or to alleviate problems caused by such security breaches or viruses. To the extent that the activities of our third-party service providers or the activities of our customers involve the storage and transmission of confidential information, security breaches and viruses could expose us to claims, regulatory scrutiny, litigation costs and other possible liabilities. To our knowledge, the services and programs provided to us by third parties have not experienced any material security breaches. However, the existence of cyber-attacks or security breaches at third parties with access to our data, such as vendors, may not be disclosed to us in a timely manner.

Risks Related to Accounting Matters

Changes in management’s estimates and assumptions may have a material impact on our consolidated financial statements and our financial condition or operating results.

In preparing this report, as well as periodic reports we will file under the Securities Exchange Act of 1934, including our consolidated financial statements, our management is and will be required under applicable rules and regulations to make estimates and assumptions as of a specified date. These estimates and assumptions are based on management’s best estimates and experience as of that date and are subject to substantial risk and uncertainty. Materially different results may occur as circumstances change and additional information becomes known. The area requiring significant estimates and assumptions by management include our evaluation of the adequacy of our allowance for credit losses.

Changes in accounting standards could affect reported earnings.

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

Risks Related to Acquisitions and Growth

Acquisitions may disrupt our business and dilute stockholder value.

We continually evaluate merger and acquisition opportunities of other financial institutions. As a result, negotiations may take place and future mergers or acquisitions with consideration consisting of cash and/or equity securities may occur. We would seek acquisition partners that offer us either significant market presence or the potential to expand our market footprint and improve profitability through economies of scale or expanded services.

Acquiring other banks or businesses may have an adverse effect on our financial results and may involve various other risks commonly associated with acquisitions, including, among other things:

•	payment of a premium over book and market values that may dilute our tangible book value and earnings per share in the short- and long-term;

•	potential exposure to unknown or contingent liabilities of the target company, as well as potential asset quality problems of the target company;

•	potential volatility in reported income associated with goodwill impairment losses;
•	difficulty and expense of integrating the operations and personnel of the target company;

•	inability to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits of the acquisition;

•	potential disruption to our business and diversion of our management’s time and attention;

•	the possible loss of key employees and customers of the target company; and

•	potential changes in banking or tax laws or regulations that may affect the target company.

We must successfully integrate the operations and retain the customers of our acquired institutions.

We have completed multiple acquisitions of financial institutions and continue to explore acquisition opportunities as part of our strategic plan. Future results of operations will depend in large part on our ability to successfully integrate the operations of the institutions we acquire and retain the employees and customers of those institutions. If we are unable to successfully manage the integration of the separate cultures, employee and customer bases and operating systems of the institutions we acquire, our results of operations may be adversely affected.

Our loan portfolio has grown through acquisition, and therefore may not have been underwritten to meet our credit standards.

Loans that were acquired as part of our acquisitions of other depository institutions were not underwritten or originated in accordance with our credit standards, including environmental matters, and we did not have long-standing relationships with many of these borrowers at the time of acquisitions. We reviewed the loan portfolios of each institution acquired as part of the diligence process, and believe that we have established reasonable credit marks with regard to all loans acquired, no assurance can be given that we will not incur losses in excess of the credit marks with regard to these acquired loans, or that any such losses, if they occur, will not have a material adverse effect on our business, financial condition, and results of operations.

Other Risks Related to Our Business

We are a community bank and our ability to maintain our reputation, which is critical to the success of our business, may materially adversely affect our performance.

We are a community bank, and our reputation is one of the most valuable components of our business. A key component of our business strategy is to rely on our reputation for customer service and knowledge of local markets to expand our presence by capturing new business opportunities from existing and prospective customers in our market area and contiguous areas. Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, cybersecurity incidents and questionable or fraudulent activities of our customers. Negative publicity regarding our business, employees, or customers, with or without merit, may result in the loss of customers and employees, costly litigation and increased governmental regulation, any or all of which could adversely affect our business and operating results.

Societal responses to climate change could adversely affect our business and performance, including indirectly through impacts on our customers.

Concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses also may change their behavior as a result of these concerns. We and our customers will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. The impact on our customers will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities. Among the impacts to us could be a drop in demand for our products and services, particularly in certain sectors. In addition, we could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans. Our efforts to take these risks into account in making lending and other decisions, including by increasing our business with climate-friendly companies, may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk, Management, and Strategy

Cybersecurity is a significant and integrated component of the Company’s risk management strategy, designed to protect the confidentiality, integrity, and availability of sensitive information contained within the Bank’s information services. As a financial services company, cyber threats are present and growing, and the potential exists for a cybersecurity incident disrupting business operations, compromising sensitive data or both. To date, the Company has not, to its knowledge, experienced an incident materially affecting or reasonably likely to materially affect the Company, including its business strategy, results of operation or financial condition.

To prepare and respond to incidents, the Company has implemented a multi-layered “defense-in-depth” cybersecurity strategy, integrating people, technology, and processes. This includes advanced employee training, innovative technologies, and policies and procedures in the areas of Information Security, Data Governance, Business Continuity and Disaster Recovery, Privacy, Third Party Risk Management, and Incident Response.

Core activities supporting our strategy include cybersecurity training, technology optimization, threat intelligence, vulnerability and patch management and the testing of incident response, business continuity and disaster recovery capabilities.

Employees are the first line of defense against cybersecurity measures. Every employee is responsible for protecting Bank and client information. Accordingly, employees complete formal training and acknowledge security policies annually. In addition, employees are subjected to regular simulated phishing assessments, designed to sharpen threat detection and reporting capabilities.

Our employees are supported with solutions designed to identify, prevent, detect, respond to, and recover from incidents. Notable technologies include firewalls, intrusion detection systems, security automation and response capabilities, user behavior analytics, multi-factor authentication, data backups to immutable storage and business continuity applications. Notable services include 24/7 security monitoring and response, vulnerability scanning, third-party monitoring, and threat intelligence.

Like many companies, the Company relies on third-party vendor solutions to support its operations. Many of these vendors have access to sensitive and proprietary information. Third-party vendors continue to be a notable source of operational and informational risk. Accordingly, the Company has implemented a Third-Party Risk Management program, which includes a detailed onboarding process and periodic reviews of vendors with access to sensitive Company data.

As indicated above, supporting our operations are incident response, business continuity, and disaster recovery programs. These programs identify and assess threats and evaluate risk. Further, these programs support a coordinated response when responding to incidents. Periodic exercises and tests verify these programs’ effectiveness.

Validating solution and program effectiveness in relation to regulatory compliance and industry standards is important. Accordingly, the Company engages third-party consultants and independent auditors to conduct penetration tests, external audits, program enhancement where applicable and review of cybersecurity risk assessments.

Cybersecurity Governance

The Company has established an Information Technology Steering Committee consisting of department leaders. The committee focuses on strategic and tactical delivery as well as policy oversight. All such policies are approved by the board of directors. All Information Security activity is led by the Information Security Officer.

Item 2. Properties.

We conduct our operations from our main office, 14 branch offices and one standalone ITM, all of which are located in Baltimore City, Anne Arundel, Baltimore, Dorchester, Harford and Talbot Counties, Maryland. We own our main office and 11 of our branch offices and lease the remaining three branch offices. At December 31, 2023, the net book value of our premises and equipment was $14.3 million.

Item 3. Legal Proceedings.

Periodically, we are involved in claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At December 31, 2023, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The common stock of BV Financial is listed on The Nasdaq Capital Market under the symbol “BVFL.” As of March 19, 2024, we had 330 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 11,375,803 shares of common stock outstanding.

To date, we have not paid any cash dividends to our stockholders. The payment and amount of any dividend payments is subject to statutory and regulatory limitations, and depends upon a number of factors, including the following: regulatory capital requirements; our financial condition and results of operations; tax considerations; and general economic conditions.

BV Financial did not purchase any shares of its common stock during the year ended December 31, 2023.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis reflects the information contained in our consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information at and for the years ended December 31, 2023 and 2022 is derived in part from the audited consolidated financial statements that appear elsewhere in this annual report. You should read the information in this section in conjunction with the other business and financial information contained in this annual report, including the consolidated financial statements and related notes of BV Financial.

Overview

Summary of Financial Condition and Operating Results. At December 31, 2023, we had $885.3 million in consolidated assets, an increase of $40.3 million, or 4.8%, from $845.0 million at December 31, 2022. The increase was due primarily to a $37.1 million increase in net loans receivable to $696.2 million at December 31, 2023, a $5.1 million increase in cash and cash equivalents and a $1.7 million increase in available-for-sale securities, partially offset by a decrease of $1.8 million in foreclosed real estate. Total liabilities decreased $61.0 million, or 8.2%, from $747.2 million at December 31, 2022 to $686.2 million at December 31, 2023. The decrease was primarily due to a decrease in total deposits of $50.5 million, and a decrease in borrowings of $12.0 million slightly offset by a $1.3 million increase in other liabilities.

Stockholders’ equity increased $101.3 million, or 103.6%, to $199.1 million at December 31, 2023, primarily due to the net proceeds of $86.9 million from the sale of 9.8 million shares of common stock and $13.7 million in net income.

Net income increased $3.2 million, or 30.3%, to $13.7 million for the year ended December 31, 2023, compared to $10.5 million for the year ended December 31, 2022. The increase was due primarily to a $4.3 million increase in net interest income, and a $1.0 million decrease in the provision for credit losses partially offset by a decrease of $1.9 million in noninterest income.

Business Strategy

We have focused primarily on continuing and enhancing our community-oriented retail banking strategy. Highlights of our current business strategy include the following:

•
Pursue opportunistic acquisitions and partnerships. We intend to continue to prudently pursue opportunities to acquire banks that offer opportunities for solid financial returns. Our primary focus will be on franchises that enhance our funding profile, product capabilities or geographic density or footprint, while maintaining an acceptable risk profile. We believe in the need to make significant technological investments and the importance of scale in banking.

•
Grow our loan portfolio with an emphasis on commercial real estate and residential mortgage lending. While we intend to continue to focus on the origination of commercial real estate loans, we intend to remain a residential mortgage lender in our market area and maintain a balance between the commercial real estate and residential mortgage portfolios. We originated $106.9 million of commercial real estate and $6.4 million of residential mortgages loans during the year ended December 31, 2023. At December 31, 2023, $389.7 million, or 55.3%, of our total loan portfolio consisted of commercial real estate loans and $238.1 million, or 33.8%, of our total loan portfolio consisted of residential mortgages.

•
Manage credit risk to maintain a low level of non-performing assets. We believe that maintaining strong asset quality is paramount to our long-term success. We follow conservative underwriting guidelines with sound loan administration, and focus on originating loans secured by real estate. This includes enhanced loan monitoring of higher risk portfolio segments, higher risk individual loans and larger relationships within the portfolio, and frequent loan grade review. Our non-performing assets totaled $ 10.7 million, or 1.21% of total assets, at December 31, 2023. Our total non-performing loans to total loans ratio was 1.50% at December 31, 2023.

•
Increase core deposits with an emphasis on non-interest-bearing deposits. Deposits are our primary source of funds for lending and investment. Core deposits (which we define as all deposits except for time deposits) were 72.6% of total deposits at December 31, 2023. In particular, non-interest-bearing demand deposits were 22.4% of our total deposits at December 31, 2023. We continue to focus on expanding core deposits by leveraging our business development officers and commercial lending and retail relationships.

We intend to continue to pursue these business strategies, subject to changes necessitated by future market conditions, regulatory restrictions and other factors. While we are committed to the business strategies noted above, we recognize the challenges and uncertainties of the current environment and plan to execute these strategies as market conditions allow.

Summary of Critical Accounting Policies and Critical Accounting Estimates

The discussion and analysis of the financial condition and results of operations are based on our consolidated financial statements, which are prepared in conformity with U.S. GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policies discussed below to be critical accounting policies. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We have determined to take advantage of the benefits of this extended transition period. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.

The following represent our critical accounting policies:

Allowance for Credit Losses. The determination of our allowance for credit losses is considered a critical accounting estimate by management because of the high degree of judgment involved in determining qualitative loss factors, the subjectivity of the assumptions used, and the potential for changes in the forecasted economic environment that could result in changes to the amount of the recorded allowance for credit losses. The allowance for credit losses is a valuation amount that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on our loan portfolio. The allowance is established through provisions for credit losses charged against income. When available information confirms that specific loans, or portions thereof, are uncollectible, these amounts are charged against the allowance, and subsequent recoveries, if any, are credited to the allowance. The allowance for credit losses is evaluated on a no less than a quarterly basis by management. In evaluating the level of the allowance for credit losses, management analyzes several qualitative loan portfolio risk factors including, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. See Note 1 to our audited consolidated financial statements for a detailed discussion of our accounting policies and methodologies for establishing the allowance for credit losses.

BV Financial adopted this “current expected loss” model on January 1, 2023 using the modified retrospective approach for all financial assets measured at amortized cost and off-balance sheet credit commitments. Prior period amounts continue to be reported in accordance with previously applicable GAAP. Under the previous “incurred loss” model, provisions for loan losses were charged to operations to establish an allowance for loan losses at a level necessary to absorb known and inherent losses in our loan portfolio that are both probable and reasonably estimable at the date of the consolidated financial statements. Prior to adoption of this now standard, BV Financial segregated the loan portfolios acquired via mergers and evaluated them against a credit allowance established at acquisition. As part of the adoption of the “current expected loss” model, in 2023, $3.8 million in remaining acquisition credit marks were transferred to the allowance for credit losses.

To estimate expected credit losses under CECL, BV Financial relies on information about historical losses, current market conditions, and reasonable and supportable forecasts relevant to assessing the collectability of the loans. Historical loss experience serves as the foundation for our estimated credit losses. Quantitative and qualitative adjustments to our historical loss experience are made for differences in current loan portfolio segment credit risk characteristics such as the impact of changing forecasts for gross domestic product growth in the United States, portfolio concentrations and trends in the growth of portfolio segments and other prevailing economic conditions and factors that may affect the borrower’s ability to repay, reduce the estimated value of underlying collateral or impact the internal capabilities of the Company to manage the loan portfolio. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

Non-accrual, substandard, and other loans as determined by management have risk characteristics different from other loans in their portfolio segment are individually analyzed for potential uncollectable balances. Reserves on individually assessed loans are measured on a loan-by-loan basis using one of three acceptable methods: the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. Determinations as to the need for a specific allowance are made after considering all relevant factors regarding the borrower, the collateral and economic conditions. Depending on this assessment, management may establish a specific allowance on the loan.

Goodwill. The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates it is likely impairment has occurred. Goodwill impairment is determined by comparing the fair value of a reporting unit to its carrying amount. In any given year BV Financial may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is in excess of its carrying value. If it is not more likely than not that the fair value of the reporting unit is in excess of the carrying value, or if BV Financial elects to bypass the qualitative assessment, a quantitative impairment test is performed. In performing a quantitative test for impairment, the fair value of net assets is estimated based on analyses of BV Financial’s market value, discounted cash flows, and peer values. The determination of goodwill impairment is sensitive to market-based economics and other key assumptions used in determining or allocating fair value. Variability in the market and changes in assumptions or subjective measurements used to estimate fair value are reasonably possible and may have a material impact on our consolidated financial statements or results of operations.

Our annual goodwill impairment test is performed each year as of September 30. BV Financial performed its 2023 annual goodwill impairment qualitative assessment and determined BV Financial’s goodwill was not considered impaired. We monitor our performance and evaluate our goodwill for impairment annually or more frequently as needed.

Deferred Income Taxes. At December 31, 2023, we had a net deferred tax asset totaling $9.0 million. In accordance with Accounting Standards Codification (“ASC”) Topic 740 “Income Taxes,” we use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If currently available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established if it is not more likely than not realizable. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting deferred tax assets and liabilities. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets are inherently subjective and are reviewed on a regular basis as regulatory or business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance that results in additional income tax expense in the period in which it is recognized would negatively affect income. Management believes, based upon current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize its federal and state deferred tax asset.

For more information on our critical accounting policies, see Note 1 of the notes to our consolidated financial statements.

Selected Financial Data

The following selected consolidated financial data sets forth certain financial highlights of the Company and should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	At December 31,
(dollars in thousands)	2023	2022
Selected Financial Condition Data:
Total assets	$885,254	$844,963
Cash and cash equivalents	73,742	68,652
Securities available-for-sale	34,781	33,034
Securities held-to-maturity	10,209	10,461
Loans receivable, net	696,248	659,131
Investment in life insurance	19,657	19,983
Goodwill	14,420	14,420
Deferred tax asset, net	8,969	9,113
Deposits	634,120	684,618
Borrowings	37,251	49,039
Total stockholders' equity	199,065	97,751

	At December 31,
(amounts in thousands, except per share data)	2023	2022
Selected Operating Data:
Interest income	$43,419	$33,350
Interest expense	9,190	3,430
Net interest income	34,229	29,920
(Recovery of) provision for credit losses	(45)	1,038
Net interest income after provision for (recovery of) loan losses	34,274	28,882
Non-interest income	3,757	5,665
Non-interest expense	19,409	19,994
Income before income taxes	18,622	14,553
Income taxes	4,915	4,029
Net income	13,707	10,524
Basic earnings per share	$1.47	$1.32
Diluted earnings per share	$1.47	$1.32

	At or For the Years
	Ended December 31,
	2023	2022
Performance Ratios:
Return on average assets	1.54%	1.24%
Return on average equity	9.93%	11.49%
Interest rate spread(1)	3.74%	3.75%
Net interest margin(2)	4.23%	3.91%
Non-interest expense to average assets	2.19%	2.35%
Efficiency ratio(3)	51.03%	57.88%
Average interest-earning assets to average interest-bearing liabilities	142.89%	135.36%
Average equity to average assets	15.55%	10.78%

Capital Ratios(4):
Total capital to risk-weighted assets	25.26%	17.34%
Tier 1 capital to risk-weighted assets	24.00%	16.76%
Common equity tier 1 capital to risk-weighted assets	24.00%	16.76%
Tier 1 capital to average assets	18.50%	13.39%

Asset Quality Ratios:
Allowance for credit losses as a percentage of total loans	1.21%	0.57%
Allowance for credit losses as a percentage of non-performing loans	82.94%	64.80%
Net (charge-offs) recoveries to average outstanding loans during the year	-0.07%	0.00%
Non-performing loans as a percentage of total loans	1.46%	0.88%
Non-performing loans as a percentage of total assets	1.17%	0.70%
Total non-performing assets as a percentage of total assets	1.19%	0.93%

Other:
Number of offices	14	15
Number of full-time equivalent employees	112	107

(1) Represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2) Represents the net interest income as a percentage of average interest-earning assets.
(3) Represents non-interest expenses divided by the sum of net interest income and non-interest income.
(4) BayVanguard Bank only.

Comparison of Financial Condition at December 31, 2023 and December 31, 2022

Total Assets.

Total assets were $885.3 million at December 31, 2023, an increase of $40.3 million, or 4.8%, from $845.0 million at December 31, 2022. The increase was due primarily to a $37.1 million increase in net loans receivable to $696.2 million at December 31, 2023, a $5.1 million increase in cash and cash equivalents and a $1.7 million increase in available-for-sale securities, partially offset by a decrease of $1.8 million in foreclosed real estate.

Cash and Cash Equivalents.

Cash and cash equivalents increased $5.1 million, or 7.4%, to $73.7 million at December 31, 2023 from $68.7 million at December 31, 2022 primarily due to the proceeds of the stock offering. Proceeds were also used to fund loan growth and deposit outflows as well as pay-off FHLB advances.

Securities.

Securities available for sale (“AFS”) increased $1.7 million, or 5.3%, to $34.8 million at December 31, 2023 from $33.0 million at December 31, 2022. This increase was primarily due to an increase of $4.0 million in agency securities, and a

$500,000 increase in the market value of the AFS portfolio, partially offset by decreases in mortgage-backed and corporate securities due to paydowns and maturities.

Management monitors and manages the investment portfolio on a monthly basis and believes the inherent risks in the portfolio are acceptable. AFS securities are reviewed each quarter to determine whether a decline in the fair value of the securities is a result of a deterioration in credit quality. No reserve for credit losses has been recorded on AFS securities.

Gross unrealized losses on AFS securities at December 31, 2023 and 2022 were $2.7 million and $3.2 million, respectively. The unrealized losses are the result of changes in interest rates since the securities were issued. The Company intends to, and has the ability to, hold investment securities with unrealized losses until they mature, at which time the Company will receive pay-offs in full for the security.

The AFS portfolio holds 95%, or $35.8 million of its portfolio in securities issued by Government Sponsored Enterprises ("GSE") backed by the full faith and credit of the United States Government. The remainder of the portfolio consists of bonds issued by bank holding companies.

The held-to-maturity ("HTM") portfolio consists of $7.0 million in securities issued by GSEs and $1.7 million in securities issued by bank holding companies. At December 31, 2023 and 2022, the securities in the HTM portfolio not issued by a GSE has an allowance for credit loss of $6,000 and $0, respectively.

No individual security in either the AFS or HTM portfolios issued by a non-GSE has a book value greater than $750,000.

Net Loans Receivable.

Net loans receivable increased $37.1 million, or 5.6%, to $696.2 million at December 31, 2023 from $659.1 million at December 31, 2022. The increases were due to increases of $60.3 million in investor commercial real estate, $10.7 million in owner occupied commercial real estate, $3.9 million in construction loans and $1.1 million farm loans offset by decreases of $24.7 million in owner and non-owner occupied one- to four-family loans and $9.8 million in commercial loans. The decreases in one- to four-family loans and commercial loans were due primarily to payoffs and paydowns exceeding originations during the year ended December 31, 2023.

Foreclosed Real Estate.

Foreclosed real estate decreased by $1.8 million or 91.4% as the largest foreclosed real estate asset, that consisted of two vacant buildings in Baltimore City, Maryland, were sold, generating a gain of $709,000. These buildings were assumed in the acquisition of Delmarva Bancshares and its subsidiary, 1880 Bank in 2020.

Total Liabilities.

Total liabilities decreased $61.0 million or 8.2%, to $686.2 million at December 31, 2023 from $747.2 million at December 31, 2022. The decrease was primarily due to a decrease in total deposits of $50.5 million, and a decrease in borrowings of $12 million slightly offset by an increase in other liabilities.

Deposits.

Total deposits decreased $50.5 million, or 7.4%, to $634.1 million at December 31, 2023 from $684.6 million at December 31, 2022. Interest-bearing deposits decreased $25.3 million, or 4.9%, to $492.1 million at December 31, 2023 from $517.4 million at December 31, 2022. Noninterest bearing deposits decreased $25.2 million, or 15.1%, to $142.0 million at December 31, 2023 from $167.2 million at December 31, 2022. During the fourth quarter of 2023, $15.0 million in certificates of deposit held by a local government entity were moved to another financial institution. Other deposits decreased as customers both reallocated non-interest bearing deposit balances to other asset classes and sought higher rates available elsewhere. The Company had no brokered deposits as of December 31, 2023.

Federal Home Loan Bank Borrowings.

The Company had no Federal Home Loan Bank borrowings at December 31, 2023 compared to $12.0 million in Federal Home Loan Bank borrowings at December 31, 2022. In the quarter ended December 31, 2023, the Company paid off all of the $37.5 million in borrowings that were outstanding.

Stockholders’ Equity.

Stockholders’ equity increased $101.3 million, or 103.6%, to $199.1 million at December 31, 2023, primarily due to net proceeds of $86.9 million from the stock offering and $13.7 million in net income.

Average Balance Sheets

The following tables set forth average balance sheets, average yields and costs, and certain other information for the years indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Net deferred loan fees totaled $1.8 million and $1.5 million for the years ended December 31, 2023 and 2022, respectively.

	For the Years Ended December 31,
	2023			2022
(dollars in thousands)	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate

Interest-earning assets:
Loans	$683,657	$37,742	5.52%	$634,152	$31,259	4.93%
Securities available-for-sale	35,607	1,156	3.25%	36,551	610	1.67%
Securities held-to-maturity	12,003	367	3.06%	8,220	245	2.98%
Cash, cash equivalents and other interest-earning assets	77,865	4,154	5.34%	85,859	1,236	1.44%
Total interest-earning assets	809,132	43,419	5.37%	764,782	33,350	4.36%
Noninterest-earning assets	78,100			87,128
Total assets	$887,232			$851,910

Interest-bearing liabilities:
Interest-bearing demand deposits	$86,114	614	0.71%	$95,261	65	0.07%
Savings deposits	154,629	202	0.13%	169,678	97	0.06%
Money market deposits	91,573	803	0.88%	108,492	231	0.21%
Certificates of deposit	170,299	3,995	2.35%	154,346	964	0.63%
Total interest-bearing deposits	502,615	5,614	1.12%	527,777	1,357	0.26%
Federal Home Loan Bank advances	26,503	1,411	5.32%	296	11	3.79%
Subordinated debentures	37,149	2,165	5.83%	36,938	2,062	5.58%
Total borrowings	63,652	3,576	5.62%	37,234	2,073	5.57%
Total interest-bearing liabilities	566,267	9,190	1.62%	565,011	3,430	0.61%
Noninterest-bearing demand deposits	149,630			169,722
Other noninterest-bearing liabilities	33,363			24,870
Total liabilities	749,260			759,603
Equity	137,972			92,307
Total liabilities and equity	$887,232			$851,910
Net interest income		$34,229			$29,920
Net interest rate spread			3.74%			3.75%
Net interest-earning assets	$242,865			$199,771
Net interest margin			4.23%			3.91%
Average interest-earning assets to interest-bearing liabilities	142.89%			135.37%

1.
Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
2.
Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
3.
Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the years indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume. There were no out-of-period items or adjustments required to be excluded from the table below.

	December 31, 2023 vs. 2022
	Interest Income Increase (Decrease) Due to
(dollars in thousands)	Volume	Rate	Total
Interest income:
Loans receivable	$2,733	$3,750	$6,483

Investment securities AFS	(31)	577	546
Investment securities HTM	116	6	122
Total Investment securities	85	583	668

Equity Investments	—	6	6
Short-term investments and other
interest-earning assets	(428)	3,340	2,912
Total interest-earning assets	2,390	7,679	10,069

Interest expense:
Deposits	(281)	4,538	4,257
FHLB Borrowings & Other Borrowings	1,395	5	1,400
Subordinated Debentures	12	91	103
Total Borrowings	1,407	96	1,503
Total interest-bearing liabilities	1,126	4,634	5,760

Change in net interest income	$1,264	$3,045	$4,309

Comparison of Operating Results for the Years Ended December 31, 2023 and December 31, 2022

General.

The Company reported net income of $13.7 million or $1.47 per diluted share compared to net income of $10.5 million or $1.32 per diluted share for the year ended December 31, 2022.

Interest Income.

Total interest income increased 30.2 % for the year ended December 31, 2023 when compared to the year ended December 31, 2022. Interest income on loans increased by $6.5 million or 20.7%. Higher yields on loans contributed $3.8 million to the increase while an increase in the average balance outstanding contributed $2.7 million to the increase.

Interest income on investment securities available-for-sale increased by $546,000 or 89.5% as the increase in yields on the adjustable-rate portion of the portfolio offset a decline in the average balance of AFS investments.

Interest income on investment securities held-to-maturity increased $122,000 or 49.8%, primarily due to higher average balances in these securities.

Other interest income primarily consists of interest earned on overnight cash investments. Interest income in this category increased by $2.9 million, or 236.1%, due to the impact of higher rates offsetting lower average balances.

Interest Expense.

Total interest expense increased by $5.8 million or 167.9% to $9.2 million for the year ended December 31, 2023 from $3.4 million for the year ended December 31, 2022. The increase in the cost of interest-bearing deposits and the increase in the average balance of FHLB borrowings were the primary drivers in the increase in total interest expense.

Interest paid on interest-bearing deposits increased by $4.3 million or 313.7% for the year ended December 31, 2023 compared to the year ended December 31, 2022. The impact of higher rates paid offset a lower average balance on these deposits. Higher rates paid on deposits were influenced by, among other factors, the Federal Reserve rate increases during the year, intense competition for deposits in the Bank's market area, and a greater percentage of deposits consisting of higher-yielding certificates of deposit. Non-interest bearing deposits decreased in the year as customers took advantage of higher market interest rates to redeploy their excess cash into interest-bearing products.

Interest expense on advances from the FHLB increased by $1.4 million in the year from a de minimus amount in the previous year as the Bank had advances outstanding for the majority of the year. However, the $37.5 million in outstanding FHLB advances were repaid in October 2023.

Interest expense on subordinated debt increased by $103,000, or 4.9%, during the year primarily due to the increase in the rate paid on the $3.1 million floating rate junior subordinated debt assumed in the acquisition of Delmarva Bancshares in 2020. This debt was paid in full in February 2024.

Net Interest Income.

Net interest income increased $4.3 million to $34.2 million from $29.9 million in the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase in the rates earned on interest-earning assets and the increased balances in these assets offset the increase in interest expense that resulted from higher rates paid on interest-bearing liabilities and the higher average balance of these liabilities.

Provision for Credit Losses.

The provision for credit losses for the year ended December 31, 2023 was a credit of $45,000 compared to an expense of $1.0 million for the year ended December 31, 2022. The Company adopted ASC 326 (CECL) as of January 1, 2023. Note 4 of the consolidated financial statements detail the impacts of the adoption of the new standard.

The $45,000 credit to the provision for credit losses consisted of a $42,000 addition to the allowance for credit losses - loans offset by decreases of $5,000 and $82,000 in the allowances for credit losses for HTM securities and off balance sheet commitments, respectively. In the year ended December 31, 2023, net recoveries of previously charged-off loans totaled $467,000. These recoveries directly reduced the required increase in the allowance for credit losses-loans.

Non-interest Income. Non-interest income information is as follows.

	Years Ended December 31,		Change
	2023	2022	Amount	Percent
(dollars in thousands)
Service fees on deposits	$413	$460	$(47)	-10.22%
Fees from debit cards	724	755	(31)	-4.11%
Income from investment in life insurance	641	1,492	(851)	-57.04%
Gain on sale of foreclosed real estate and repossessed assets	709	—	709	0.00%
Gain on sale of premises and equipment	188	246	(58)	-23.58%
Gain on sale of mortgage loans held for sale	—	1	(1)	-100.00%
Bargain purchase gain	—	1,340	(1,340)	-100.00%
Other income	1,082	1,371	(289)	-21.08%
Total non-interest income	3,757	5,665	(1,908)	-33.68%

Non-interest income decreased $1.9 million to $3.8 million for the year ended December 31, 2023 from $5.7 million for the year ended December 31, 2022. The decrease was due primarily to there being no gain on bargain purchases in 2023 as compared to $1.3 million recognized in 2022 related to the acquisition of North Arundel Savings Bank on January 1, 2022. Lower income generated from the investment in life insurance due to the $1.1 million in death benefits received in 2022 compared to $235,000 received in 2023, offsetting higher gains on the sale of foreclosed real estate of $706,000 in the year ended December 31, 2023.

Non-interest Expense. Non-interest expense information is as follows.

	Years Ended December 31,		Change
	2023	2022	Amount	Percent
(dollars in thousands)
Compensation and related benefits	$12,257	$10,130	$2,127	21.00%
Occupancy	1,604	1,661	(57)	-3.43%
Data processing	1,373	1,419	(46)	-3.24%
Advertising	43	23	20	86.96%
Professional fees	886	607	279	45.96%
Equipment	425	436	(11)	-2.52%
Foreclosed real estate and repossessed assets holding costs	186	965	(779)	-80.73%
Amortization of intangible assets	183	183	—	0.00%
FDIC insurance premiums	336	219	117	53.42%
Other	2,116	4,351	(2,235)	-51.37%
Total non-interest expense	$19,409	$19,994	$(585)	-2.93%

Non-interest expense decreased $586,000 to $19.4 million for the year ended December 31, 2023 from $20.0 million for the year ended December 31, 2022. The decrease was due primarily to decreases in merger expenses (included in the "Other" category) of $2.5 million and foreclosed real estate holding costs of $779,000 primarily related to the sale of two foreclosed properties in 2022, partially offset by increases in compensation and benefits of $2.2 million due to increases in staffing and salary levels. Professional fees increased due to higher accruals for audit and reviews of the periodic SEC filings as well as higher internal audit accruals due to an expanded scope of work to include review and testing of FDICIA controls.

Income Tax Expense.

Income tax expense for the year ended December 31, 2023 was $4.9 million resulting in an effective tax rate of 26.4%. Income tax expense for the year ended December 31, 2022 was $4.0 million resulting in an effective tax rate of 27.7%. The primary reason for the increase in the respective effective tax rates was a lower amount of tax exempt income, primarily income from life insurance.

Management of Market Risk

General. Our most significant form of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are sensitive to changes in interest rates. Therefore, a principal goal of our operations is to manage interest rate risk and limit the exposure of our financial condition and results of operations to changes in market interest rates. Our Asset/Liability Management Committee, which consists of members of senior management, is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the policy and guidelines approved by our board of directors. We currently utilize a third-party modeling program, prepared on a quarterly basis, to evaluate our sensitivity to changing interest rates, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors.

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. We have implemented the following strategies to manage our interest rate risk:

1.
growing our volume of core deposit accounts;
2.
holding higher levels of cash and cash equivalents;
3.
continuing the diversification of our loan portfolio by adding more commercial-related loans, which typically have variable rates and shorter maturities; and
4.
purchasing short-term and adjustable rate securities.

By following these strategies, we believe that we are better positioned to react to increases and decreases in market interest rates.

We have not engaged in hedging activities, such as engaging in futures or options, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage-backed securities.

Change in Net Interest Income. We analyze our sensitivity to changes in interest rates through a net interest income model. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a 12-month period. We then calculate what the net interest income would be for the same period under the assumptions that the United States Treasury yield curve increases instantaneously by up to 400 basis points or decreases instantaneously by up to 400 basis points, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below.

The table below sets forth, as of December 31, 2023, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

Estimated Changes in Net Interest Income
Change in Interest Rates(1):	- 400 bp	- 300 bp	- 200 bp	- 100 bp	+ 100bp	+ 200 bp	+ 300bp	+ 400bp
December 31, 2023	-18.25%	-13.23%	-7.90%	-3.32%	2.11%	4.17%	6.22%	8.28%

1.
Assumes an immediate uniform change in interest rates at all maturities.

The tables above indicate that at December 31, 2023, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 4.17% increase in net interest income.

The table above also illustrates that BV Financial’s net interest income is subject to significant decreases if interest rates were to decrease instantaneously by the amounts presented. This is due to a number of factors including:

1.
Short-term assets such as cash and cash equivalents will reprice immediately based on the Fed Funds target rate.

2.
The floating rate securities in the available-for-sale portfolio will reprice lower with a short (quarterly) lag.

3.
Loans with variable interest rates will begin to reprice at rates lower than the current note rates.

4.
New assets (loans & investment securities) will be placed on the balance sheet at the lower current market interest rates.

5.
Our non-maturing deposits remain at historical low rates and with the level of rate decreases presented, the rates paid on these deposits could not be lowered very much.

6.
Our certificate of deposit liabilities will take time to reprice to lower market rates.

The increase in net interest income in the rising rate scenarios is less than the decrease in the falling rate scenario primarily due to the largest category of interest-earning assets, the loan portfolio, takes longer to reprice to the higher market rates than other assets and liabilities. A high level of new loan growth at higher market rates would be required to help offset the delay in the repricing of the current loan portfolio. The model also assumes that the non-maturing deposit portfolio will quickly reprice to a calculated percentage of the increase in market rates.

Economic Value of Equity. We also compute amounts by which the net present value of our assets and liabilities (economic value of equity or “EVE”) would change in the event of a range of assumed changes in market interest rates. This model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumptions that the United States Treasury yield curve increases instantaneously by 100, 200, 300 and 400 basis point increments or a decrease instantaneously by 100, 200, 300, and 400 basis points, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve. EVE as a measurement tool for interest rate risk measures the changes in the values of assets and liabilities based on the structure of the individual instrument (maturity, interest rate, re-pricing characteristic) when different levels of market interest rates are assumed.

The table below sets forth, as of December 31, 2023, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

Estimated Changes in Economic Value of Equity
Change in Interest Rates(1):	- 400 bp	- 300 bp	- 200 bp	- 100 bp	+ 100 bp	+ 200 bp	+ 300 bp	+ 400 bp
December 31, 2023	-25.88%	-22.06%	-12.40%	-5.00%	3.70%	5.58%	5.93%	5.92%

1.
Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at December 31, 2023, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 5.58% increase in EVE, and in the event of an instantaneous 100 basis point decrease in interest rates, we would experience an 5.00% decrease in EVE. As indicated in the table above, our EVE falls considerably in the instantaneous down scenarios due to the value of the low or zero rate non-maturing deposit portfolio declining as the theoretical spread between the cost of these deposits and new assets declines. In the up scenarios, the value of these instruments increases less as the model assumes a significant lag before these rates increase.

Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurements. Modeling changes require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the net interest income and net economic value tables presented assume that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the tables provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates, and actual results may differ. Furthermore, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Additionally, certain assets, such as adjustable-rate loans, have features that restrict changes in interest rates both on a short-term basis and over the life of the asset. In the event of changes in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the tables.

Interest rate risk calculations also may not reflect the fair values of financial instruments. For example, decreases in market interest rates can increase the fair values of our loans, deposits and borrowings.

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Atlanta. At December 31, 2023 and December 31, 2022, we had $150.0 million and $96.8 million available under a line of credit with the Federal Home Loan Bank of Atlanta, and had no and $12.0 million outstanding as of December 31, 2023 and December 31, 2022, respectively, with the Federal Home Loan Bank of Atlanta. In addition, at December 31, 2023 and December 31, 2022, the Bank had $25.0 million and $40.0 million in unfunded letters of credit used to secure municipal deposits outstanding against the line of credit with the Federal Home Loan Bank of Atlanta.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $15.2 million and $9.7 million for the years ended December 31, 2023 and 2022, respectively. Net cash (used in) provided by investing activities, which consists primarily of investments in loans and securities, was $(35.2) million and $(27.8) million for the years ended December 31, 2023 and 2022, respectively. Net cash provided by (used in) financing activities, consisting primarily of changes in deposits and advances and the repayment of advances to the Federal Home Loan Bank, was $25.1 million and $(24.5) million for the years ended December 31, 2023 and 2022, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Time deposits that are scheduled to mature in less than one year from December 31, 2023 totaled $111.4 million. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Capital Resources. At December 31, 2023, BayVanguard Bank exceeded all of its regulatory capital requirements, and was categorized as well capitalized at December 31, 2023. Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At December 31, 2023, we had outstanding commitments to extend credit of $49.4 million and $935,000 of letters of credit. See Note 4 to the consolidated financial statements for further information.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

Recent Accounting Pronouncements

Please refer to Note 1 to the consolidated financial statements of BV Financial for the years ended December 31, 2023 and 2022 included with this document for a description of recent accounting pronouncements that may affect our financial condition and results of operations.

Impact of Inflation and Changing Prices

The financial statements and related data presented herein have been prepared in accordance with U.S. GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates, generally, have a more significant impact on a financial institution’s performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information regarding this Item is contained in Item 7 under the heading “Management of Market Risk.”

49

Item 8. Financial Statements and Supplementary Data.

50

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2023 and 2022	F-3
Consolidated Statements of Income for the Years ended December 31, 2023 and 2022	F-4
Consolidated Statement of Comprehensive Income for the Years ended December 31, 2023 and 2022 Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2023 and 2022	F-5 F-6
Consolidated Statements of Cash Flows for the Years ended December 31, 2023 and 2022	F-7
Notes to Consolidated Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

BV Financial, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of BV Financial, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for credit losses effective January 1, 2023, due to the adoption of Accounting Standard Codification Topic 326 Financial Instruments – Credit Losses.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ FORVIS, LLP

We have served as the Company’s auditor since 2021.

Tysons, Virginia

March 22, 2024

BV FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2023	December 31, 2022
(dollars in thousands, except per share amounts)
Assets
Cash	$9,260	$12,704
Interest-bearing deposits in other banks	64,482	55,948
Cash and cash equivalents	73,742	68,652
Equity Investment	256	221
Securities available for sale	34,781	33,034
Securities held to maturity (fair value of $9,206 and $9,660, ACL of $6 and $0)	10,209	10,461
Loans held for maturity	704,802	662,944
Allowance for credit losses	(8,554)	(3,813)
Net loans	696,248	659,131
Foreclosed real estate	170	1,987
Premises and equipment, net	14,250	15,176
Federal Home Loan Bank of Atlanta stock, at cost	626	977
Investment in life insurance	19,657	19,983
Accrued interest receivable	3,279	2,952
Goodwill	14,420	14,420
Intangible assets, net	1,012	1,195
Deferred tax assets, net	8,969	9,113
Other assets	7,635	7,661
Total assets	$885,254	$844,963
Liabilities and Stockholders' Equity
Liabilities
Noninterest-bearing deposits	$142,030	$167,202
Interest-bearing deposits	492,090	517,416
Total deposits	634,120	684,618
FHLB borrowings	—	12,000
Subordinated Debentures	37,251	37,039
Other liabilities	14,818	13,555
Total liabilities	686,189	747,212
Stockholders' equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 45,000,000 shares authorized at December 31, 2023 and 14,000,000 authorized at December 31, 2022; 11,375,803 shares issued and outstanding as of December 31, 2023; 7,958,904 shares issued outstanding as of December 31, 2022	114	74
Paid-in capital	110,465	15,406
Unearned common stock held by employee stock ownership plan	(7,328)	—
Retained earnings	97,772	84,612
Accumulated other comprehensive loss	(1,958)	(2,341)
Total stockholders' equity	199,065	97,751
Total liabilities and stockholders' equity	$885,254	$844,963

See notes to consolidated financial statements.

BV FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(dollars in thousands, except per share amounts)	Year Ended December 31,
Interest Income	2023	2022
Loans, including fees	$37,742	$31,259
Investment securities available for sale	1,156	610
Investment securities held to maturity	367	245
Other interest income	4,154	1,236
Total interest income	43,419	33,350
Interest Expense
Interest on deposits	5,614	1,357
Interest on FHLB borrowings	1,411	11
Interest on subordinated debentures	2,165	2,062
Total interest expense	9,190	3,430
Net interest income	34,229	29,920
(Recovery of) provision for credit losses	(45)	1,038
Net interest income after provision for credit losses	34,274	28,882
Noninterest Income
Service fees on deposits	413	460
Fees from debit cards	724	755
Income from investment in life insurance	641	1,492
Gain on sale of loans	—	1
Gain on foreclosed real estate	709	—
Gain on sale of fixed assets	188	246
Other income	1,082	2,711
Total noninterest income	3,757	5,665
Noninterest Expense
Compensation and related benefits	12,257	10,130
Occupancy	1,604	1,661
Data processing	1,373	1,419
Advertising	43	23
Professional fees	886	607
Equipment	425	436
Foreclosed real estate and holding costs	186	965
Amortization of intangible assets	183	183
FDIC insurance premiums	336	219
Other	2,116	4,351
Total noninterest expense	19,409	19,994
Net income before tax	18,622	14,553
Income tax expense	4,915	4,029
Net income	$13,707	$10,524
Basic earnings per share	$1.47	$1.32
Diluted earnings per share	$1.47	$1.32

See notes to consolidated financial statements.

BV FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2023 and 2022

	Year Ended December 31,
(dollars in thousands)	2023	2022
Net income	$13,707	$10,524

Other comprehensive income (loss)
Unrealized gain (loss) on securities available for sale	528	(3,096)
Income tax relating to securities available for sale	(145)	851
Other comprehensive income (loss)	383	(2,245)

Total comprehensive income	$14,090	$8,279

See notes to consolidated financial statements.

BV FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the years ended December 31, 2023 and 2022

					Accumulated
			Unearned		other
	Common	Paid-in	common stock	Retained	comprehensive
(dollars in thousands)	stock	capital	held by ESOP	earnings	loss	Total

Balance, December 31, 2022	$74	$15,406	$—	$84,612	$(2,341)	$97,751
Net income	—	—	—	13,707	—	13,707
Other comprehensive income
(net of tax of ($145))	—	—	—	—	383	383
Stock compensation	—	357	—	—	—	357
Proceeds from issuance of common stock, net of offering costs	40	94,702	—	—	—	94,742
Purchase of unearned common stock held by ESOP plan	—	—	(7,839)	—	—	(7,839)
ESOP shares committed to be released	—	—	511	—	—	511
Adoption impact of ASC 326	—	—	—	(547)	—	(547)

Balance, December 31, 2023	$114	$110,465	$(7,328)	$97,772	$(1,958)	$199,065

					Accumulated
			Unearned		other
	Common	Paid-in	common stock	Retained	comprehensive
(dollars in thousands)	stock	capital	held by ESOP	earnings	loss	Total

Balance, December 31, 2021	$71	$9,383	$—	$74,088	$(96)	$83,446
Net income	—	—	—	10,524	—	10,524
Shares issued to M.H.C. for NASB merger	2	5,458	—	—	—	5,460
Other comprehensive loss
(net of tax of $851)	—	—	—	—	(2,245)	(2,245)
Stock compensation	1	565	—	—	—	566

Balance, December 31, 2022	$74	$15,406	$—	$84,612	$(2,341)	$97,751

See notes to consolidated financial statements.

BV FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2023 and 2022

	Year Ended December 31,
(dollars in thousands)	2023	2022
Cash flows from operating activities
Net income	$13,707	$10,524
Adjustments to reconcile net income to net cash provided by operating activities
Net accretion of discounts and premiums	(117)	(681)
(Recovery of) provision for credit losses	(45)	1,038
Gain on sale of foreclosed real estate	(709)	—
Gain on bargain purchase	—	(1,340)
Amortization of deferred loan fees/costs	(475)	(1,351)
Amortization of intangible assets	183	183
Amortization of debt issuance costs	156	155
Depreciation of premises and equipment	869	860
Gain on sale of assets	(188)	—
Deferred tax expense	207	308
Increase in cash surrender value of life insurance	(405)	(398)
Stock-based compensation expense	357	258
ESOP compensation expense	511	—
Decrease in accrued interest and other assets	(299)	852
Increase (decrease) in other liabilities	1,442	(694)
Net cash provided by operating activities	15,194	9,714
Cash flows from investing activities
Proceeds from maturities and principal payments of investment securities available for sale	5,456	7,860
Purchases of investment securities available for sale	(6,918)	(5,083)
Proceeds from maturities and principal payments of investment securities held to maturity	488	1,790
Purchases of investment securities held to maturity	—	(6,919)
Net increase in loans	(38,296)	(40,209)
Purchase of premises and equipment	(155)	(502)
Proceeds from sale of premises and equipment	644	939
Proceeds from life insurance benefits	731	6,415
Purchase of participation foreclosed real estate	(57)	—
Proceeds from sale of foreclosed real estate	2,583	—
Proceeds from sale of Federal Home Loan Bank Stock	1,790	510
Purchase of Federal Home Loan Bank of Atlanta stock	(1,439)	(1,083)
Net cash received in acquisition	—	8,521
Net cash used in investing activities	(35,173)	(27,761)
Cash flows provided by financing activities
Increase (decrease) in official checks	(410)	648
Net decrease in deposits	(50,166)	(35,662)
Increase (decrease) in advance payments by borrowers for taxes and insurance	231	(1,478)
Advances from the Federal Home Loan Bank of Atlanta	25,500	24,000
Repayments of advances from the Federal Home Loan Bank of Atlanta	(37,500)	(12,000)
Purchase of unearned common stock held by employee stock ownership plan	(7,328)	—
Proceeds from issuance of common stock	97,990	—
Offering costs	(3,248)	—
Stock options exercised	—	1
Net cash provided by (used in) financing activities	25,069	(24,491)
Net increase (decrease) in cash and cash equivalents	5,090	(42,538)
Cash and cash equivalents at beginning of period	68,652	111,190
Cash and cash equivalents at end of period	$73,742	$68,652
Supplementary cash flows information
Interest paid	$9,190	$3,431
Income taxes paid	$4,915	$4,029
Supplementary noncash transactions

Impact of ASC 326 adoption	$547	$—

See notes to consolidated financial statements.

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Summary Of Significant Accounting Policies

Business

BV Financial, Inc. (“BV Financial,” the “Company” or “we”) was organized as a federal corporation and savings and loan holding company in January 2005 as part of the mutual holding company reorganization of Bay-Vanguard Federal Savings Bank. In February 2019, the Company became a Maryland-chartered corporation and a bank holding company.

Prior to consummation of its mutual to stock conversion in July 2023, BayVanguard, M.H.C., Inc. (the “MHC”) was the Maryland-chartered mutual holding company of the Company. The MHC’s only business was the ownership of 86.3% of the outstanding common stock of the Company. On January 19, 2023, the MHC adopted a Plan of Conversion and Reorganization (the “Plan”) pursuant to which the MHC undertook a “second-step” conversion and BayVanguard Bank (the “Bank”), the Company’s wholly owned subsidiary, reorganized from the two-tier mutual holding company structure to the fully-public stock holding company structure (the “Conversion”). The Conversion was consummated on July 31, 2023 on which date the MHC ceased to exist. As part of the Conversion, the Company sold 9,798,980 shares of its common stock at a price of $10.00 per share. Each outstanding share of Company common stock owned by the existing public stockholders of the Company were converted into new shares of Company common stock based on an exchange ratio of 1.5309-to-1. The Company had 11,375,803 shares of Company common stock outstanding as a result of the stock offering and Conversion.

The Company is a registered bank holding company subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).

The Company conducts its operations primarily through its wholly owned subsidiary, the Bank, a Maryland-chartered commercial bank. BayVanguard Bank is headquartered in Baltimore, Maryland and is a community-oriented financial institution offering traditional financial services to its local communities. The Bank is engaged primarily in the business of attracting deposits from the general public and using such funds to originate one-to-four family real estate, construction, multi-family, commercial real estate, farm, marine loans, commercial and consumer loans.

The Bank's deposits are insured up to the applicable legal limits by the Federal Deposit Insurance Corporation's Deposit Insurance Fund. BayVanguard Bank is a member of the Federal Home Loan Bank System.

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

When the fair value of an AFS debt security has declined below its amortized cost basis, the Company is required to assess whether the decline is from a credit loss or other factor. For securities that are not guaranteed by the federal government, an analysis is performed on the individual security using the latest available information to determine if the decline in fair value is attributable to a credit loss. If such determination is made, the Company would record an allowance for credit loss for the debt instrument. As of December 31, 2023, we have recognized no credit losses on AFS securities.

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

The allowance for credit losses ("ACL") for HTM securities is computed using bond global default rates tracked by S&P with a loss given default of 45%. Accrued interest receivable on the HTM debt securities excluded from this analysis totaled $42,000 at December 31, 2023.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank System to hold stock of its district Federal Home Loan Bank (the “FHLB") in an amount determined by both asset size and borrowings from the FHLB. Purchases and sales of stock are made directly with the FHLB at par value.

The Bank held approximately $626,000 and $976,600 of FHLB restricted stock at December 31, 2023 and December 31, 2022, respectively.

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

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Summary Of Significant Accounting Policies (Continued)

Loans Receivable

Loans receivable are stated at unpaid principal balances, adjusted for premiums and discounts on loans purchased, the undisbursed portion of loans in process, net deferred loan origination fees and costs, fair value adjustments on loans acquired in a merger, and the allowance for credit losses. Interest income is accrued on the unpaid principal balance. Loan origination fees and costs are deferred and recognized as an adjustment to the yield of the related loans. The Company is amortizing these amounts over the contractual life of the loan using the interest method. For purchased loans, the related premium or discount is recognized over the contractual life of the purchased loan and is included as part of interest income. The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Interest received on non-accrual loans generally is either applied against principal or reported as interest income, according to management's judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt. Interest payments on impaired loans are recorded in the same manner as interest payments on nonaccrual loans.

All of the loans acquired in connection with business combinations on the Company's balance sheet were acquired prior to the adoption of ASC 326 on January 1, 2023. The accounting for these loans is described below.

Loans acquired in connection with business combinations are recorded at fair value with no carryover of any allowance for credit losses. Fair value of the loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest.

The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loan. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable discount. These purchase credit impaired (“PCI”) loans are accounted for under FASB’s Accounting Standards Codification (“ASC 310-30”, Loans and Debt Securities Acquired with Deteriorated Credit Quality. The non-accretable discount includes estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases in expected cash flows will require the Company to evaluate the need for an addition to the allowance for credit losses. Subsequent improvement in expected cash flows will result in the reversal of a corresponding amount of the non-accretable discount, which will then be reclassified as accretable discount to be recognized into interest income over the remaining life of the loan.

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

On January 1, 2023, the Company adopted provisions of ASU 2022-02, "Financial Instruments - Credit Losses (Topic 326)", which eliminated accounting guidance for troubled debt restructurings ("TDRs") by creditors and expanded disclosures about modifications. Prior to the effective adoption date, the Company considered loans to be TDRs if their terms were restructured (e.g., interest rates, loan maturity date, payment and amortization period, etc.) in circumstances that provided a payment concession to a borrower experiencing financial difficulty. Loans could be removed from a TDR category if the borrower no longer experienced financial difficulty, a re-underwriting event took place, and the revised loan terms of the subsequent restructuring agreement were considered to be consistent with terms that could be obtained in the market for loans with comparable credit risk. Subsequent to the effective adoption date of ASU 2022-02, the Company continues to offer modifications to certain borrowers experiencing financial difficulty, mainly in the form of interest rate concessions or term extensions, without classifying and accounting for them as TDRs.

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Summary Of Significant Accounting Policies (Continued)

Allowance for Credit Losses - Loans

The Allowance for Credit Losses (the "ACL") is an estimate of the expected credit losses for loans held for investment and for off-balance sheet exposures. ASC 326, "Financial Instruments-Credit Losses," requires an immediate recognition of the credit loss expected to occur over the lifetime of a financial asset whether originated or purchased. Charge-offs are recorded to the ACL when management believes the loan is uncollectible. Subsequent recoveries, if any, are credited to the ACL. Management believes the ACL is maintained in accordance with U.S. generally accepted accounting principles ("GAAP") and is in compliance with appropriate regulatory guidelines.

The ACL includes quantitative estimates of losses for collectively and individually evaluated loans. The quantitative estimate for collectively evaluated loans (other than investor commercial real estate loans) is determined using the average charge-off method that utilizes historical losses for all Maryland banks with assets less than $1 billion beginning in March 2000. The loss history is updated through the most recent quarter-end prior to the reporting period. The investor commercial real estate portfolio utilizes the national loss history for banks with assets less than $1 billion over the same time period. Investor CRE loans are made nationwide, therefore, management deems it appropriate to utilize national loss rates when evaluating this portfolio. Adjustments are made to the historical loss factors under each scenario for economic conditions, portfolio concentrations, collateral values, the level and trend of delinquent and problem loans and internal changes in staffing, loan policies and monitoring of the portfolio. Loans are selected for individual evaluation primarily based on their payment status and whether the loan has been placed on non-accrual. Loans on non-accrual status include all loans greater than 90 days delinquent and other loans with weaknesses sufficient for management to place these loans on non-accrual status. The ACL is measured on a collective basis when similar risk factors exist as determined by internal loan coding and assignment to a portfolio segment.

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

Loan Commitments and Allowance for Credit Losses on Off-Balance Sheet Credit Exposure

The Company's off-balance sheet credit instruments primarily consist of unfunded commitments on existing loans. In the ordinary course of business, the Company has entered into commitments to extend credit. Such financial instruments are recorded on the balance sheet when they are funded. The Company records a reserve for unfunded commitments on off-balance sheet credit exposures through a charge to the provision for credit loss expense. The reserve is estimated by loan segment at each measurement date under the expected credit loss model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur, and is included in other liabilities on the Company's consolidated balance sheets.

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Summary Of Significant Accounting Policies (Continued)

Mortgage Loans Held for sale

Mortgages originated for sale are carried at the lower of aggregate cost or fair value of each outstanding loan. Sales of loans are recorded when the proceeds are received. Any gain or loss is recorded in noninterest income. There were no mortgage loans held for sale as of December 31, 2023 and 2022.

The Company occasionally sells its mortgage loans on a best effort basis to third-party investors on a servicing released basis. Upon sale and delivery, loans are legally isolated from the Company and the Company has no ability to restrict or constrain the ability of third-party investors to pledge or exchange the mortgage loans. The Company does not have the entitlement or ability to repurchase the mortgage loans or unilaterally cause third party investors to put the mortgage loans back to the Company.

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

Intangible Assets

Intangible assets, consisting of core deposit intangibles, represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged on its own or in combination with a related contract, asset or liability. Core deposit intangibles are amortized on an accelerated basis over an estimated useful life. Core deposit intangibles are evaluated annually for impairment. Any impairment of intangible assets would be recorded against income in the period of impairment.

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

Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Company has entered into commitments to extend credit. Such financial instruments are recorded in the balance sheet when they are funded.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the appropriate period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding as adjusted for the dilutive effect of stock options based on the treasury stock method. ESOP shares are considered outstanding for basic and diluted EPS when the shares are committed to be released. As of December 31, 2023 and December 31, 2022, the Company had 55,648 and 55,648 shares, respectively of unexercised stock options. Options with an exercise price greater than the average market price of the common shares are excluded from the calculation as their effect would be anti-dilutive. As of December 31, 2023 and 2022, the Company had 38,295 and 21,959 dilutive shares, respectively. The Company had no anti-dilutive shares at December 31, 2023 and 2022.

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

As of the years ended December 31, 2023, and 2022, there were no unvested restricted stock or performance stock unit awards which were excluded from the calculation as their effect would be anti-dilutive. Basic and diluted earnings per share have been computed based on weighted-average common and common equivalent shares outstanding as follows:

	December 31, 2023		December 31, 2022
	Basic	Diluted	Basic	Diluted
(dollars in thousands, except per share data)
Net income	$13,707	$13,707	$10,524	$10,524
Weighted average common shares outstanding	9,303	9,303	7,950	7,950
Dilutive securities stock options	—	38	—	22
Adjusted weighted average shares outstanding	9,303	9,341	7,950	7,972
Earnings per share amount	$1.47	$1.47	$1.32	$1.32

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

The Company records revenue from contracts with customers in accordance with ASC Topic 606, “Revenue from Contracts with Customers”. Under Topic 606, the Company must identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the Company satisfies a performance obligation.

The Company’s primary sources of revenue are derived from interest and dividends earned on loans, investment securities, and other financial instruments that are not within the scope of Topic 606. The Company evaluated the nature of its contracts with customers and determined that further disaggregation of revenue from contracts with customers into more granular categories beyond what is presented in the Consolidated Statements of Income was not necessary. The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity.

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

ASU Update 2022-02

On January 1, 2023, the Company adopted ASU 2022-02 –Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 eliminated the troubled debt restructurings ("TDRs") recognition and measurement guidance and, instead requires that an entity evaluate whether the modification represents a new loan or a continuation of an existing loan. The amendments enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. In addition, ASU Update 2022-02 requires that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases. The Company adopted ASU 2022-02 using a modified retrospective transition method for TDRs. The impact of adoption was immaterial. The disclosure amendments in the ASU 2022-02 were applied prospectively.

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

Pending Accounting Pronouncements applicable to the Company

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-7 Segment Reporting (Topic 280).

The amendments in this Update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this Update:

1.
Require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss (collectively referred to as the “significant expense principle”).

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2.
Require that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. The other segment items category is the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss.
3.
Require that a public entity provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280 in interim periods.
4.
Clarify that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit. However, at least one of the reported segment profit or loss measures (or the single reported measure, if only one is disclosed) should be the measure that is most consistent with the measurement principles used in measuring the corresponding amounts in the public entity’s consolidated financial statements. In other words, in addition to the measure that is most consistent with the measurement principles under generally accepted accounting principles (GAAP), a public entity is not precluded from reporting additional measures of a segment’s profit or loss that are used by the CODM in assessing segment performance and deciding how to allocate resources.
5.
Require that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources.
6.
Require that a public entity that has a single reportable segment provide all the disclosures required by the amendments in this Update and all existing segment disclosures in Topic 280.

The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is in the process of evaluating this ASU and will adopt as of December 31,2024.

On December 14, 2023, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this Update address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information.

The amendments in this Update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income [or loss] by the applicable statutory income tax rate). In addition, public business entities are required to provide certain qualitative disclosure about the rate reconciliation. For entities other than public business entities, the amendments in this Update require qualitative disclosure about specific categories of reconciling items and individual jurisdictions that result in a significant difference between the statutory tax rate and the effective tax rate.

The amendments in this Update require that all entities disclose on an annual basis the amount of income taxes paid (net of refunds received) disaggregated (1) by federal (national), state, and foreign taxes and (2) by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received).

This Update also includes certain other amendments to improve the effectiveness of income tax disclosures, such as requiring that all entities disclose the following information:

Income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign.

Income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign.

Transition and Effective Dates

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For public business entities, the standard is effective for annual periods beginning after December 15, 2024. For other entities, the amendments are effective for annual periods beginning after December 15, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance.

The amendments in this ASU require a cumulative-effect adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets) as of the beginning of the annual reporting period in which an entity adopts the amendments.

The Company is in the process of evaluating this ASU and will adopt as of December 31,2025.

Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2023 for items that should potentially be recognized or disclosed in these consolidated financial statements. This evaluation was conducted through March 13, 2024, the date these financial statements were available to be issued.

On February 8, 2024, the Company reduced borrowings by paying off the $3.0 million Easton Capital Trust Junior Subordinated Note. See note 8 to our audited consolidated financial statement for more information regarding this debt.

Note 2 – Merger

On January 1, 2022, North Arundel Savings Bank (“NASB”) was merged into BayVanguard Bank. At Closing, NASB had approximately $34.2 million in loans and $40.8 million in deposits. As part of this transaction, BV Financial, Inc. issued 251,004 shares to the M.H.C.

The assets acquired and liabilities assumed were accounted for under the acquisition method of accounting. The assets and liabilities were recorded at their fair values as of January 1, 2022 based on management’s best estimate using the information available as of the merger date. The application of the acquisition method of accounting resulted in the recognition of bargain purchase gain of $1.3 million and a core deposit intangible of $85,000.

In 2022, the Company incurred merger related expenses of $1.6 million that were recorded in the Consolidated Statements of Income. These costs were expensed as incurred.

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2 – Merger (Continued)

A summary of the NASB transaction during the period ended December 31, 2022 follows:

ACQUISITION OF NORTH ARUNDEL SAVINGS BANK (NASB)

	As recorded
	by	Fair value		As recorded at
	NASB	adjustments		acquisition
Fair Value of Equity Acquired				$5,460
Cash and Cash Equivalents	$8,521	$—		8,521
Securities held to maturity	772	12	(a)	784
Securities available for sale	1,500	(36)	(a)	1,464
Loans Receivable	34,258	(85)	(b)	34,173
Allowance for Loan Loss	(236)	236	(c)	—
Premises and equipment	258	1,017	(d)	1,275
Core deposit intangible	—	85	(e)	85
Deferred Taxes	49	198	(f)	247
Other Assets	1,259	—		1,259
Total Assets Acquired	46,381	1,427		47,808

Liabilities assumed
Deposits	40,321	439	(g)	40,760
Advance payments by borrowers for taxes and insurance	121	—		121
Accrued Expenses and other liabilities	127	—		127
Total liabilities assumed	$40,569	$439		$41,008
Net assets acquired				6,800
Bargain purchase gain recorded at merger				$1,340

(a)
Represents the fair value adjustments to the investment securities at the acquisition date.
(b)
Represents the fair value adjustments on the net book value of loans, which includes an interest rate mark and credit mark adjustment which will be amortized over the remaining life of the loans.
(c)
Represents the elimination of the NASB allowance for loan loss.
(d)
Represents the fair value adjustments to reflect fair value of land and buildings which will be amortized on a straight line-basis over the estimated useful lives of the assets.
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
(g)
Represents fair value adjustments on time deposits, which will be treated as a reduction in interest expense over the remaining life of the time deposits.

The fair value of loans acquired from North Arundel Savings Bank was estimated using cash flow projections based on the remaining maturity and repricing terms. Cash flows were adjusted by estimating future credit losses and the rate of prepayments. Projected monthly cash flows were then discounted to present value using a risk-adjusted market rate for similar loans. There was no carryover of North Arundel’s allowance for loan losses associated with the loans that were acquired. The core deposit intangible asset recognized is being amortized over its estimated useful life of approximately 10 years utilizing the straight-line method. The acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Accordingly, the Company recognizes amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair value.

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2 – Merger (Continued)

There were no PCI loans acquired in this transaction.

The following table details the acquired loans as of January 1, 2022:

Contractually required principal at acquisition	$34,258
Contractual cash flows not expected to be collected (credit mark)	(394)
Expected cash flows at acquisition	33,863
Interest component of expected cash flows (accretable premium)	309
Fair value of acquired loans	$34,173

The NASB merger was a mutual transaction and no consideration was given.

Note 3 – Securities

Securities available for sale at December 31, 2023 and December 31, 2022 consisted of the following:

	December 31, 2023
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Available for sale
Agencies	$4,728	$—	$5	$4,723
Corporate securities	1,722	—	304	1,418
Mortgage-backed securities	31,032	5	2,397	28,640
Total	$37,482	$5	$2,706	$34,781

	December 31, 2022
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Available for sale
Corporate securities	$2,218	$—	$286	$1,932
Mortgage-backed securities	34,045	—	2,943	31,102
Total	$36,263	$—	$3,229	$33,034

The Company has pledged securities with an amortized cost of $41.4 million and a fair value of $38.6 million at December 31, 2023 to secure deposits from municipalities. At December 31, 2022, the Company pledged securities with an amortized cost of $40.2 million and a fair value of $36.9 million to secure deposits from municipalities.

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Securities held to maturity at December 31, 2023 and December 31, 2022 consisted of the following:

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Held to maturity
Corporate securities (1)	$3,194	$—	$570	$2,624
Agencies	4,003	—	22	3,981
Mortgage-backed securities	3,012	3	414	2,601
Total	$10,209	$3	$1,006	$9,206

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Held to maturity
Corporate securities	$3,200	$—	$408	$2,792
Agencies	4,009	—	25	3,984
Mortgage-backed securities	3,252	3	371	2,884
Total	$10,461	$3	$804	$9,660

(1) Amount is net of CECL credit reserve of $6,000 at December 31, 2023.

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3 – Securities (Continued)

The amortized cost and fair value of securities as of December 31, 2023 and December 31, 2022, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without prepayment penalties.

	December 31, 2023
	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	cost	value	cost	value

Maturing
Due under one year	$8,156	$8,053	$4,003	$3,981
Due after one year through five years	4,605	4,478	25	24
Due after five years through ten years	7,788	7,350	3,745	3,138
Due after ten years	16,933	14,900	2,436	2,063
Total	$37,482	$34,781	$10,209	$9,206

	December 31, 2022
	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	cost	value	cost	value

Maturing
Due under one year	$509	$502	$—	$—
Due after one year through five years	9,986	9,477	4,042	4,015
Due after five years through ten years	9,160	8,631	3,840	3,383
Due after ten years	16,608	14,424	2,579	2,262
Total	$36,263	$33,034	$10,461	$9,660

All mortgage-backed securities are guaranteed by Freddie Mac, Fannie Mae or Ginnie Mae.

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3 – Securities (Continued)

Investment securities with unrealized losses for continuous periods of less than 12 months and 12 months or longer are as follows:

	Less than 12 months		Over 12 months		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
December 31, 2023	losses	value	losses	value	losses	value
(dollars in thousands)
Available for sale
Corporate securities	$83	$667	$221	$751	$304	$1,418
Agency securities	5	4,723	—	—	5	4,723
Mortgage-backed securities	1	478	2,396	26,152	2,397	26,630
Total	$89	$5,868	$2,617	$26,903	$2,706	$32,771

Held to maturity
Corporate securities	$—	$—	$570	$2,624	$570	$2,624
Agency securities	—	—	22	3,981	22	3,981
Mortgage-backed securities	—	14	414	2,482	414	2,496
Total	$—	$14	$1,006	$9,087	$1,006	$9,101

	Less than 12 months		Over 12 months		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
December 31, 2022	losses	value	losses	value	losses	value
(dollars in thousands)
Available for sale
Corporate securities	$286	$1,182	$—	$—	$286	$1,182
Mortgage-backed securities	535	10,595	2,408	20,400	2,943	30,995
Total	$821	$11,777	$2,408	$20,400	$3,229	$32,177

Held to maturity
Corporate securities	$244	$1,706	$164	$1,086	$408	$2,792
Agency securities	25	3,984	—	—	25	3,984
Mortgage-backed securities	371	2,811	—	—	371	2,811
Total	$640	$8,501	$164	$1,086	$804	$9,587

The total number of securities with unrealized losses at December 31, 2023 and 2022 were 67 and 69, respectively.

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

We monitor the credit quality of held-to-maturity ("HTM") debt securities through both internal analysis performed on a quarterly basis and credit ratings when available. The following table reflects the credit ratings for the HTM debt securities at December 31, 2023.

(dollars in thousands)	AAA	A-	BBB/BBB+	BBB-	Not Rated	Total

Corporate securities	$—	$499	$1,248	$699	$748	$3,194
Agency securities	4,003	—	—	—	—	4,003
Mortgage-backed securities	3,012	—	—	—	—	3,012
	$7,015	$499	$1,248	$699	$748	$10,209

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table provides a breakdown of our HTM debt securities by year of origination at December 31, 2023.

(dollars in thousands)	Total	2023	2022	2021	2020	2019	Prior
Corporate securities	$3,194	$—	$749	$2,445	$—	$—	$—
Agency securities	4,003	—	4,003	—	—	—	—
Mortgage-backed securities issued by GSEs and Ginnie Mae	3,012	—	1,824	146	—	—	1,042
	$10,209	$—	$6,576	$2,591	$—	$—	$1,042

The following table is a roll forward of our allowance for credit losses on HTM debt securities at December 31, 2023.

(dollars in thousands)	December 31, 2023
Beginning Balance	$—
Impact of adopting ASC 326	10
(Recovery) for credit losses	(4)
Ending Balance	$6

Note 4 – Loans Receivable

Portfolio loans, net of deferred costs and fees, are summarized by type as follows at December 31, 2023 and December 31, 2022:

	Period Ended
	December 31, 2023		December 31, 2022
(dollars in thousands)	Amount	Percent	Amount	Percent
Real estate
One to four family - owner occupied	$130,026	18.45%	$137,742	20.73%
One to four family - non owner occupied	108,090	15.34%	125,065	18.82%
Commercial owner occupied	102,512	14.54%	91,853	13.82%
Commercial investor	287,194	40.76%	226,854	34.14%
Construction and land	21,865	3.10%	17,937	2.70%
Farm loans	14,877	2.11%	13,823	2.08%
Total real estate loans	664,564	94.30%	613,274	92.29%

Marine loans	16,386	2.32%	15,791	2.38%
Other consumer	1,893	0.27%	2,361	0.36%
Guaranteed by U.S. Government	3,715	0.53%	4,933	0.74%
Commercial	18,244	2.58%	28,052	4.23%
Total consumer and commercial	40,238	5.70%	51,137	7.71%

Total loans	704,802	100.0%	664,411	100.0%
Less:
Deferred origination fees, net	—		(1,467)
Allowance for credit losses	(8,554)		(3,813)
Total loans, net of deferred costs and fees	$696,248		$659,131

Net deferred loan origination fees and costs at December 31, 2023 totaled $640,000.

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

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4 – Loans Receivable (Continued)

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

Guaranteed by the U.S. Government – Loans guaranteed by the U.S. government do not present similar risks as reflected in the other categories mentioned herein. The primary differentiating factor is that an explicit guarantee is provided by the government therefore substantially mitigating any risk of loss given default in the event of credit deterioration. Guaranteed by the U.S. Government loans in the table above include $25 thousand and $488 thousand of Paycheck Protection Program (PPP) loans at December 31, 2023 and 2022, respectively. The PPP loans are 100% guaranteed by the Small Business Administration (SBA). Due to the guarantee from the Federal government and nature of the PPP initiative, there is no allowance for credit losses recorded for PPP loans.

Commercial – Commercial loans are secured or unsecured loans for business purposes. Loans are typically secured by accounts receivable, inventory, equipment and/or other assets of the business. Credit risk arises from the successful operation of the business which may be affected by competition, rising interest rates, regulatory changes and adverse conditions in the local and regional economy.

A summary of transactions in the allowance for credit losses-loans during the year ended December 31, 2023 follows:

Year Ended	December 31, 2023
(dollars in thousands)	Beginning Balance	Impact of ASC 326 Adoption	Charge-offs	Recoveries	Provisions (recovery)	Ending Balance
Real estate
One to four family - owner occupied	$344	$1,117	$(2)	$64	$205	$1,728
One to four family - non owner occupied	562	356	—	305	(193)	1,030
Commercial owner occupied	366	78	(3)	—	122	563
Commercial investor	2,272	1,506	—	—	(53)	3,725
Construction and land	93	496	—	154	29	772
Farm loans	17	135	—	—	27	179
Total real estate loans	3,654	3,688	(5)	523	137	7,997

Marine and other consumer loans	68	336	(80)	26	53	403
Guaranteed by U.S. Government	—	—	—	—	—	—
Commercial	91	208	—	3	(148)	154
Total consumer and commercial	159	544	(80)	29	(95)	557

Total loans	$3,813	$4,232	$(85)	$552	$42	$8,554

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4 – Loans Receivable (Continued)

The following table summarized the ACL activity for the year ended December 31, 2023.

(dollars in thousands)
Provision for credit losses - loans	$42
Reduction in allowance for securities - HTM	(4)
Reduction in allowance for credit losses - unfunded commitments	(83)
Provision for (recovery of) credit losses per the Consolidated Statement of Income	$(45)

A summary of transactions in the allowance for loan losses during the year ended December 31, 2022 follows:

Year Ended	December 31, 2022
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions (recovery)	Ending Balance
Real estate
One to four family - owner occupied	$258	$(7)	$43	$50	$344
One to four family - non owner occupied	695	—	87	(220)	562
Commercial owner occupied	280	—	—	86	366
Commercial investor	1,225	(10)	—	1,057	2,272
Construction and land	93	—	19	(19)	93
Farm loans	2	—	—	15	17
Total real estate loans	2,553	(17)	149	969	3,654

Marine loans	48	—	—	15	63
Other consumer	20	(39)	15	9	5
Commercial	45	—	1	45	91
Total consumer and commercial	113	(39)	16	69	159

Total loans	$2,666	$(56)	$165	$1,038	$3,813

For the year ended December 31, 2022, no allowance for credit losses was recorded for PCI loans.

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents the credit risk profile by risk grade by origination year as of December 31, 2023.

(dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
One to four family - owner occupied
Pass	$6,387	$7,906	$13,727	$9,974	$9,707	$71,463	$10,492	$129,656
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	331	39	370
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One to four family - owner occupied	$6,387	$7,906	$13,727	$9,974	$9,707	$71,794	$10,531	$130,026
Current Period Gross Write-off	$—	$—	$—	$—	$—	$(2)	$—	$(2)

One to four family - non owner occupied
Pass	$13,810	$30,603	$20,582	$10,742	$7,611	$22,795	$—	$106,143
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,947	—	1,947
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One to four family - non owner occupied	$13,810	$30,603	$20,582	$10,742	$7,611	$24,742	$—	$108,090
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Commercial owner occupied
Pass	$20,967	$16,071	$16,642	$5,998	$5,071	$31,536	$—	$96,285
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	943	1,502	3,782	—	6,227
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial owner occupied	$20,967	$16,071	$16,642	$6,941	$6,573	$35,318	$—	$102,512
Current Period Gross Write-off	$—	$—	$—	$—	$—	$(3)	$—	$(3)

Commercial investor
Pass	$68,682	$89,812	$65,624	$16,205	$9,991	$28,823	$—	$279,137
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	6,907	—	1,150	—	8,057
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial investor	$68,682	$89,812	$65,624	$23,112	$9,991	$29,973	$—	$287,194
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Construction and land
Pass	$6,901	$9,650	$2,271	$650	$—	$704	$—	$20,176
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	1,400	—	289	—	1,689
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Construction and land	$6,901	$9,650	$2,271	$2,050	$—	$993	$—	$21,865
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Farm loans
Pass	$—	$4,141	$2,281	$261	$2,641	$5,553	$—	$14,877
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Farm loans	$—	$4,141	$2,281	$261	$2,641	$5,553	$—	$14,877
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Marine loans
Pass	$3,227	$2,044	$6,293	$1,751	$207	$2,864	$—	$16,386
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Marine loans	$3,227	$2,044	$6,293	$1,751	$207	$2,864	$—	$16,386
Current Period Gross Write-off	$—	$—	$—	$—	$—	$(58)	$—	$(58)

Other consumer
Pass	$315	$143	$124	$37	$189	$1,081	$—	$1,889
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	4	—	4
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Other consumer	$315	$143	$124	$37	$189	$1,085	$—	$1,893
Current Period Gross Write-off	$—	$—	$—	$—	$—	$(22)	$—	$(22)

Guaranteed by U.S. Government
Pass	$—	$-	$—	$26	$417	$3,272	$—	$3,715
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Guaranteed by U.S. Government	$—	$—	$—	$26	$417	$3,272	$—	$3,715
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$501	$4,299	$6,236	$2,000	$628	$3,483	$—	$17,147
Special Mention	—	400	—	—	—	—	—	400
Substandard	—	—	—	—	—	697	—	697
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial	$501	$4,699	$6,236	$2,000	$628	$4,180	$—	$18,244
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

(dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Total Loans
Pass	$120,790	$164,669	$133,780	$47,644	$36,462	$171,574	$10,492	$685,411
Special Mention	—	400	—	—	—	—	—	400
Substandard	—	—	—	9,250	1,502	8,200	39	18,991
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total loans	$120,790	$165,069	$133,780	$56,894	$37,964	$179,774	$10,531	$704,802

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving	Total
One to four family - owner occupied
Pass	$7,009	$14,907	$10,742	$10,708	$8,285	$73,585	$11,674	$136,910
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	783	49	832
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One to four family - owner occupied	$7,009	$14,907	$10,742	$10,708	$8,285	$74,368	$11,723	$137,742
Current Period Gross Write-Off						$(7)		$(7)

One to four family - non owner occupied
Pass	$45,369	$27,088	$12,325	$7,337	$5,224	$23,369	$—	$120,712
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	1,598	853	1,902	—	4,353
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One to four family - non owner occupied	$45,369	$27,088	$12,325	$8,935	$6,077	$25,271	$—	$125,065
Current Period Gross Write-Off

Commercial owner occupied
Pass	$17,678	$17,244	$6,299	$5,590	$11,502	$25,610	$—	$83,923
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	979	1,534	936	4,481	—	7,930
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial owner occupied	$17,678	$17,244	$7,278	$7,124	$12,438	$30,091	$—	$91,853
Current Period Gross Write-Off

Commercial investor
Pass	$83,975	$74,933	$24,133	$11,369	$3,500	$22,186	$—	$220,096
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	4,836	1,922	—	6,758
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial investor	$83,975	$74,933	$24,133	$11,369	$8,336	$24,108	$—	$226,854
Current Period Gross Write-Off

Construction and land
Pass	$10,135	$3,338	$1,376	$77	$—	$986	$—	$15,912
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	1,598	160	—	267	—	2,025
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Construction and land	$10,135	$3,338	$2,974	$237	$—	$1,253	$—	$17,937
Current Period Gross Write-Off

Farm loans
Pass	$4,165	$657	$266	$2,752	$455	$5,528	$—	$13,823
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Farm loans	$4,165	$657	$266	$2,752	$455	$5,528	$—	$13,823
Current Period Gross Write-Off

Marine loans
Pass	$2,486	$7,413	$2,028	$223	$1,145	$2,437	$—	$15,732
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	59	—	59
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Marine loans	$2,486	$7,413	$2,028	$223	$1,145	$2,496	$—	$15,791
Current Period Gross Write-Off

Other consumer
Pass	$495	$212	$78	$216	$9	$1,329	$—	$2,339
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	22	—	22
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Other consumer	$495	$212	$78	$216	$9	$1,351	$—	$2,361
Current Period Gross Write-Off						$(38)		$(38)

Guaranteed by U.S. Government
Pass	$—	$304	$175	$525	$840	$3,089	$—	$4,933
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Guaranteed by U.S. Government	$—	$304	$175	$525	$840	$3,089	$—	$4,933
Current Period Gross Write-Off

Commercial
Pass	$10,301	$6,885	$5,116	$1,225	$1,798	$2,282	$—	$27,607
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	445	—	445
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial	$10,301	$6,885	$5,116	$1,225	$1,798	$2,727	$—	$28,052
Current Period Gross Write-Off			$(2)	$(8)				$(10)

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving	Total
Total Loans
Pass	$181,613	$152,981	$62,538	$40,022	$32,758	$160,401	$11,674	$641,987
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	2,577	3,292	6,625	9,881	49	22,424
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total loans	$181,613	$152,981	$65,115	$43,314	$39,383	$170,282	$11,723	$664,411

The following table presents the amortized cost basis of collateral dependent loans by class of loans at December 31, 2023:

		Estimated Collateral Values		Estimated Collateral Values
(dollars in thousands)	Real Estate	Real Estate	Business\Other Assets	Business\Other Assets
One to four family - owner occupied	$1,160	$4,321	$—	$—
One to four family - non-owner occupied	273	648	—	—
Commercial owner occupied real estate	739	1,825	—	—
Commercial investor real estate	8,057	10,070	—	—
Construction and land	321	826	—	—
Other consumer	—	—	4	25
Total	$10,550	$17,690	$4	$25

Management identifies loans as modifications to borrowers experiencing financial difficulty ("BEFD") when a borrower is experiencing financial difficulties and the Company has altered the cash flow of the loan as part of a modification or in the loan renewal process. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of the borrower's debt in the foreseeable future without the modification. This evaluation is performed in accordance with the Company’s internal underwriting policy.

BEFD modifications included in the individually assessed loan schedules above, as of December 31, 2023 are as follows:

(dollars in thousands)	Number of Loans	Amortized Cost
One to four family - owner occupied	3	$251
One to four family - non owner occupied	1	130
Commercial investor real estate	1	1,150
Total accrual BEFD modification loans	5	$1,531

Modifications on non-accrual	1	$1,150

All BEFD modifications were loan term extensions. There were no BEFD modifications past due as of December 31, 2023. There was one loan, on non-accrual, that had payment defaults in the past 12 months.

The following table details the amortized cost basis at the end of the reporting period for loans made to borrowers experiencing financial difficulty as of December 31, 2023.

	Year Ended December 31, 2023
(dollars in thousands)	Term Extensions	Payment Deferral and Term Extensions	Total	Percentage of Total Loans
One to four family - owner occupied	$251	$—	$251	0.04%
One to four family - non-owner occupied	130	—	130	0.02%
Commercial investor real estate	1,150	—	1,150	0.16%
Total	$1,531	$—	$1,531	0.22%

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company's policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. A loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard loans include those loans characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Loans classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans (or portions of loans) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Loans that do not expose the Company to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve close attention, are required to be designated as special mention.

The following table summarizes the classification of the loan portfolio at December 31, 2023:

	December 31, 2023

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate
One to four family - owner occupied	$129,656	$—	$370	$—	$130,026
One to four family - non-owner occupied	106,143	—	1,947	—	108,090
Commercial owner occupied	96,285	—	6,227	—	102,512
Commercial investor	279,137	—	8,057	—	287,194
Construction and land	20,176	—	1,689	—	21,865
Farm loans	14,877	—	—	—	14,877
Total real estate loans	646,274	—	18,290	—	664,564

Marine loans	16,386	—	—	—	16,386
Other consumer	1,889	—	4	—	1,893
Guaranteed by the U.S. government	3,715	—	—	—	3,715
Commercial	17,147	400	697	—	18,244
Total consumer and commercial	39,137	400	701	—	40,238
Total loans	$685,411	$400	$18,991	$—	$704,802

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4 – Loans Receivable (Continued)

The following table summarizes classification of the gross loan portfolio at December 31, 2022:

	December 31, 2022

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate
One to four family - owner occupied	$136,910	$—	$832	$—	$137,742
One to four family - non-owner occupied	120,712	—	4,353	—	125,065
Commercial owner occupied	83,923	—	7,930	—	91,853
Commercial investor	220,096	—	6,758	—	226,854
Construction and land	15,912	—	2,025	—	17,937
Farm loans	13,823	—	—	—	13,823
Total real estate loans	591,376	—	21,898	—	613,274

Marine loans	15,732	—	59	—	15,791
Other consumer	2,339	—	22	—	2,361
Guaranteed by the U.S. government	4,933	—	—	—	4,933
Commercial	27,607	—	445	—	28,052
Total consumer and commercial	50,611	—	526	—	51,137
Total loans	$641,987	$—	$22,424	$—	$664,411

The following tables set forth certain information with respect to our loan portfolio delinquencies by loan class:

	December 31, 2023
	30 - 59	60 - 89	90+
	Days	Days	Days	Total	Current	Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Real estate
One to four family - owner occupied	$2,043	$645	$619	$3,307	$126,719	$130,026
One to four family - non owner occupied	322	—	219	541	107,549	108,090
Commercial owner occupied	901	—	468	1,369	101,143	102,512
Commercial investor	371	—	6,907	7,278	279,916	287,194
Construction and land	826	—	258	1,084	20,781	21,865
Farm loans	—	—	—	—	14,877	14,877
Total real estate loans	4,463	645	8,471	13,579	650,985	664,564

Marine loans	—	—	—	—	16,386	16,386
Other consumer	39	—	—	39	1,854	1,893
Guaranteed by U.S. Government	—	—	—	—	3,715	3,715
Commercial	—	401	—	401	17,843	18,244
Total consumer and commercial loans	39	401	—	440	39,798	40,238

Total loans	$4,502	$1,046	$8,471	$14,019	$690,783	$704,802

All loans past due 90 or more days have been placed on non-accrual.

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4 – Loans Receivable (Continued)

	December 31, 2022
	30 - 59	60 - 89	90+
	Days	Days	Days	Total	Current	Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Real estate
One to four family - owner occupied	$2,311	$793	$896	$4,000	$133,742	$137,742
One to four family - non owner occupied	777	170	379	1,326	123,739	125,065
Commercial owner occupied	1,048	103	2,056	3,207	88,646	91,853
Commercial investor	310	—	1,433	1,743	225,111	226,854
Construction and land	—	43	160	203	17,734	17,937
Farm loans	—	—	—	—	13,823	13,823
Total real estate loans	4,446	1,109	4,924	10,479	602,795	613,274

Marine loans	—	—	59	59	15,732	15,791
Other consumer	65	—	—	65	2,296	2,361
Guaranteed by U.S. Government	—	—	—	—	4,933	4,933
Commercial	—	—	—	—	28,052	28,052
Total consumer and commercial loans	65	—	59	124	51,013	51,137

Total loans	$4,511	$1,109	$4,983	$10,603	$653,808	$664,411

The following is a summary of non-accrual loans by class as of the dates indicated:

	December 31, 2023			December 31, 2022
	No	With an		No	With an
(dollars in thousands)	Allowance	Allowance	Total	Allowance	Allowance	Total
Real estate
One to four family - owner occupied	$1,160	$—	$1,160	$1,371	$—	$1,371
One to four family - non owner occupied	273	—	273	585	—	585
Commercial owner occupied	739	—	739	2,167	—	2,167
Commercial investor	8,057	—	8,057	1,433	—	1,433
Construction and land	321	—	321	247	—	247
Farm loans	—	—	—	—	—	—
Total real estate loans	10,550	—	10,550	5,803	—	5,803

Marine loans	—	—	—	59	—	59
Other consumer	4	—	4	22	—	22
Total consumer and commercial loans	4	—	4	81	—	81

Total nonaccrual loans	$10,554	$—	$10,554	$5,884	$—	$5,884

Interest that would have been accrued under the terms of the non-accrual loans was approximately $315,000 for the year ended December 31, 2023 and $240,000 for the year ended December 31, 2022.

An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan. Loans are individually evaluated for impairment. When the Company classifies a problem loan as impaired, it records an impairment for that portion of the asset that is deemed uncollectible, based on the present value of the expected future cash flows discounted at the loan's original effective interest rate or based on the fair value of the collateral if the loan is collateral dependent.

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4 – Loans Receivable (Continued)

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

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4 – Loans Receivable (Continued)

Prior to the adoption of ASU 2022-002 effective on January 1, 2023, loans that were modified to make concessions to help a borrower remain current and/or to avoid foreclosure were classified as troubled debt restructurings (“TDR”). Generally, we did not forgive principal or interest on a loan or modify the interest rate on loans to below market rates. When we modify loans in a TDR, we evaluate any possible impairment similar to other impaired loans. If we determined that the value of the modified loan was less than the recorded investment in the loan, impairment is recognized. The Company had no commitments to lend additional funds to borrowers whose loans have been modified.

The status of TDRs as of December 31, 2022 follows:

		December 31, 2022
	Number of	recorded investment
	contracts	Performing	Nonperforming	Total
(amounts in thousands)
Real estate loans
One to four family - owner occupied	8	$559	$256	$815
One to four family - non-owner occupied	1	70	—	70
Commercial owner occupied real estate	2	320	—	320
Commercial investor real estate	1	205	—	205
Other Consumer	1	23	—	23
	13	$1,177	$256	$1,433

The following TDRs were modified during the year ended December 31, 2022:

		December 31, 2022
	Number of	recorded investment
	contracts	Performing	Nonperforming	Total
(amounts in thousands)
Real estate loans
'One to four family - owner occupied	1	$29	$—	$29
	1	$29	$—	$29

For purchased loans that are not deemed impaired at acquisition, credit marks representing losses expected over the life of the loans are a component of the initial fair value. Subsequent to the purchase date, the method utilized to estimate the required allowance for credit losses for these loans is similar to that for originated loans. The Company will only record a provision for credit losses when the required allowance exceeds any remaining credit mark. The differences between the initial fair value and the unpaid principal balance at the date of acquisition are recorded as interest income over the life of the loans. The following table presents changes in the non-accretable yield for PCI loans for the years ended December 31:

(dollars in thousands)	2022
Balance at January 1	$1,440
From acquisitions	—
Accretion	(190)
Balance at December 31,	$1,250

The following table presents the outstanding balances and related carrying amounts for all purchased credit impaired loans at the end of the respective periods:

(dollars in thousands)	Contractually Required Payments Receivable	Carrying Amount
At December 31, 2022	$6,354	$5,104

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

At December 31, 2022, non-accretable discounts totaled $1.3 million PCI loans. Premiums on acquired loans related to the interest rate and maturities of the performing loans in the portfolios were also recognized. As of December 31, 2022, the remaining premium, which will be amortized into income over the lives of these loans, was $1.6 million.

The contractual and carrying balances of all acquired loans at December 31, 2022 was $234.9 million.

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are limited to commitments to originate loans and unused lines of credit and involve, to varying degrees, elements of credit risk in excess of the amount recognized on the balance sheet. The Company's exposure to credit loss from nonperformance by the other party to the above mentioned financial instruments is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Company generally requires collateral or other security to support financial instruments with off-balance sheet credit risk. At December 31, 2023, the Company's reserve balance for unfunded commitments was $289,000.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Letters of credit are commitments issued to guarantee the performance of a customer to a third party.

Amounts representing credit risk	December 31, 2023	December 31, 2022
(dollars in thousands)
Available lines of credit	$49,371	$66,166
Letters of credit	935	978
Total	$50,306	$67,144

Note 5 – Premises and Equipment

Premises and equipment at December 31, 2023 and December 31, 2022 are summarized by major classification as follows:

	Useful life
	in years	December 31, 2023	December 31, 2022
(dollars in thousands)
Land	—	$3,510	$3,706
Buildings	15 - 40	12,289	12,364
Leasehold improvements	5 - 10	317	306
Furniture, fixtures, and equipment	3 - 10	3,027	2,879
Premises and equipment, gross		19,143	19,255
Accumulated depreciation		(4,893)	(4,079)
Premises and equipment, net of accumulated depreciation		$14,250	$15,176

Depreciation expense for the years ended December 31, 2023 and December 31, 2022 was $869,000 and $860,000, respectively.

Note 6 – Goodwill and Intangible Assets

In January 2022, the Company acquired North Arundel Savings Bank and recorded a core deposit intangible of $85,000 and the Bank recognized a bargain purchase gain of $1.3 million. The goodwill and core deposit intangible are not deductible for purposes due to the structure of the transaction. The core deposit intangible is being amortized over ten years. The goodwill and core deposit intangible are evaluated annually for impairment.

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The activity in core deposit intangible assets related to the mergers for the years ended December 31, 2023 and ended December 31, 2022 is as follows:

	December 31, 2023	December 31, 2022
(dollars in thousands)
Net carrying amount at beginning of period	$1,195	$1,293
Core deposit intangible from the mergers	—	85
Amortization	(183)	(183)
Net carrying amount at end of the period	$1,012	$1,195

At December 31, 2023 future estimated annual amortization expense is as follows:

Year ending
(in thousands)
2024	$180
2025	180
2026	180
2027	180
2028	180
Thereafter	112
Total Estimated Amortization Expense	$1,012

Goodwill and other intangible assets are presented in the tables below.

	December 31, 2023			December 31, 2022
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net

Core deposit intangible	$1,868	$856	$1,012	$1,868	$673	$1,195

Note 7 – Deposits

Deposits are summarized as follows:

At December 31, 2023, the Bank had two account relationships from local government entities that comprised 3.3% and 1.6% of total deposits, respectively.

At December 31, 2023 and December 31, 2022, the Bank had $32.1 million and $28.6 million in certificates of deposit of $250,000 or more, respectively. Deposits in excess of $250,000 may not be insured by the FDIC.

	At December 31,
	2023		2022
	Amount	Percent	Amount	Percent
(dollars in thousands)
Noninterest-bearing checking accounts	$142,030	22.40%	$167,202	24.42%
Interest-bearing checking accounts	83,656	13.19%	96,829	14.14%
Money market accounts	87,310	13.77%	102,301	14.94%
Savings accounts	147,608	23.28%	171,772	25.09%
Certificates of deposit	173,516	27.36%	146,514	21.41%
Total deposits	$634,120	100.00%	$684,618	100.00%

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

At December 31, 2023 scheduled maturities of certificates of deposit are as follows:

Year ending December 31,
(dollars in thousands)
2024	$111,396
2025	43,874
2026	5,097
2027	7,377
2028	5,772
Thereafter	—
Total certificates of deposit	$173,516

Note 8 – Borrowings

A summary of the Company’s borrowings at December 31 for the years indicated is as follows:

		2023		2022
(dollars in thousands)	Maturity	Balance	Rate	Balance	Rate
Federal Home Loan Bank Advance	2023	$—		$12,000	4.58%
BV Financial Inc. Series 2020 Notes	2030	35,000	4.88%	35,000	4.88%
Easton Capital Trust I	2034	3,093	SOFR+2.85%	3,093	LIBOR+2.85%
Total borrowings, gross		$38,093		$50,093
Less: debt issuance costs		(272)		(427)
Add: net fair value adjustments on acquired borrowings		(570)		(627)
Total borrowings, net		$37,251		$49,039

The Bank has an agreement under a blanket floating lien with the FHLB providing the Bank a line of credit of up to 25% of its total assets limited to the lendable collateral value of qualified assets the Bank has to pledge to support its borrowings. At December 31, 2023 and December 31, 2022, the Bank had credit availability of $150.0 million and $96.8 million, respectively.

The Bank had no FHLB advances outstanding at December 31, 2023 and $12.0 million in FHLB advances outstanding at December 31, 2022. Additionally, at December 31, 2023 and December 31, 2022, the Bank had unfunded letters of credit used to secure municipal deposits outstanding against the FHLB line of credit of $25.0 million and $40.0 million, respectively.

The Bank is required to maintain qualified mortgage loans as collateral for its FHLB advances and letters of credit in an amount equal to 100% of the outstanding advances. As of December 31, 2023 and December 31, 2022, the Bank pledged $175.0 million and $148.9 million of gross loans to the FHLB for advances, respectively. Additionally, at December 31, 2023 and December 31, 2022, the Bank had a $20.0 million unsecured demand line of credit facility with a correspondent bank, which had no outstanding balance.

BV Financial Inc. issued $35.0 million in Fixed-to-Floating Rate Subordinated Notes Due 2030 on October 21, 2020. The proceeds were used in the purchase of Delmarva Bancshares and to retire the Delmarva 2015 Senior notes on January 4, 2021, the first payment date after the acquisition. The interest rate on these notes is fixed for the first five years at 4.875% and then will reset quarterly to an interest rate per annum equal to the then current three-month term Secured Overnight Financing Rate (“SOFR”) (provided, however that in the event the three-month SOFR is less than zero, three-month term SOFR shall be deemed to be zero) plus 472 basis points, payable quarterly in arrears. The Company may begin redeeming these notes on the December 30, 2025 payment date. Issuance costs of $738,000 at December 31, 2020 are being amortized into expense on a monthly basis of which $272,000 remains at December 31, 2023.

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8 – Borrowings (Continued)

The Easton Capital Trust Junior Subordinated Notes were issued by Easton Bank & Trust and assumed by Delmarva Bancshares, Inc. on July 15, 2015 and then assumed by the Company on October 31, 2020. The Company acquired $3.0 million of junior subordinated debt of Easton Capital Trust I, The junior subordinated debt will mature on February 8, 2034, but may called no earlier than February 8, 2009, if certain conditions, including regulatory approvals, are met. The junior subordinated debt accrues interest at a floating rate equal to the 3‐month SOFR plus 2.85%, payable quarterly. The quarterly interest rate on the debentures was 8.49% at December 31, 2023. In accordance with ASC 810 “Consolidation-Overall-Scope and Scope Exceptions,” the Company did not eliminate through consolidation the Company’s $93,000 equity investment in Easton Capital Trust I. Instead, the Company reflected this equity investment in the “Other assets” line item in the consolidated balance sheets.

In conjunction with the Company’s acquisition of Delmarva Bancshares, the Delmarva 2015 Senior notes had a fair market value premium of $203,000. The Easton Capital Trust I Notes had a fair market value discount of $739,000. The premium on the Delmarva 2015 notes was fully accreted into income upon payoff in January 2021. The discount on the Easton capital notes is being amortized as an adjustment to yield on a monthly basis.

Note 9 – Profit Sharing and Deferred Compensation Agreements

The Bank has a profit sharing plan and a 401(k) plan for all eligible employees. Contributions to the plans are discretionary by the Board of Directors. For the year ended December 31, 2022 the Company had a maximum match contribution of 5%. For the years ended December 31, 2023 and December 31, 2022, expenses of $79,000 and $72,000 were incurred for the 401(k) plan, respectively. In the years ended December 31, 2023 and 2022, the Company accrued $0 for the profit-sharing plan.

The Company has supplemental executive retirement agreements with four retired executive officers. Under the agreements, each executive receives a stated annual benefit in monthly installments. All executives covered by these agreements are receiving benefits under the terms of the agreements. During the years ended December 31, 2023 and December 31, 2022, benefits of $251,000 and $248,000 were paid in accordance with the agreements, respectively.

The Company has supplemental retirement agreements with certain directors. Under the agreements, each director will receive a stated annual benefit in monthly installments for ten years following his or her separation from service after attaining a normal retirement age of 70. If the director separates either voluntarily or involuntarily from service prior to reaching his or her normal retirement age, the director will receive an unreduced lump sum of the accrued liability balance (i.e., the amount accrued to fund the future benefit expense under the agreement) within thirty days of the separation from service. Upon a change in control, the director will receive a stated annual benefit in monthly installments for ten years following the change in control. If the director dies while actively serving as a director, the director's beneficiary will receive an unreduced lump sum equal to the accrued liability balance within thirty days of the director's death. If the director dies after monthly payments have commenced under the agreement, the director's beneficiary will receive the remaining installments in monthly payments in accordance with the schedule of payments due to the director.

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9 – Profit Sharing and Deferred Compensation Agreements (Continued)

The Company agreed to maintain post-retirement agreements with two former directors of Vigilant Federal Savings Bank that the Company acquired in 2013. The agreements call for the Company to pay the premiums for supplemental health insurance for the directors and their spouses for life.

The Company has entered into salary continuation agreements with the Co-CEOs of the Company. Under these agreements, the executives will receive a stated annual benefit in monthly installments for 15 years following separation from service subject to service time and age. If the executive dies after monthly payments have commenced under the agreement, the executive's beneficiary will receive the present value of the remaining installments.

The accrued liabilities for the executive retirement agreements were $2.3 million and $2.3 million and for the director retirement agreements were $225,000 and $256,000 at December 31, 2023 and December 31, 2022, respectively. The Company recognized compensation expense related to these plans of $185,000 and $182,000 during the years ended December 31, 2023 and December 31, 2022, respectively.

Accounting standards require the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to post-retirement periods. Bank-owned life insurance policies purchased for this purpose do not effectively settle the Company's obligation to the employee in this regard and thus the Company records a benefit cost and a related liability. As of December 31, 2023 and December 31, 2022, the Company has recorded a liability of $275,000 and $292,000, respectively, for this benefit.

Note 10 – Employee Benefit Plans

Stock Options

On December 14, 2017, the Company granted 79,607 stock options to officers and employees of the Company of which 55,648 and 36,350 were exercisable at December 31, 2023 and December 31, 2022, respectively. The options were granted with an exercise price at the then fair market value of the stock of $5.65, scheduled to vest over five years and expire ten years from the date of grant.

Information with respect to employee options outstanding during the years ended December 31, 2023 and December 31, 2022:

	December 31, 2023		December 31, 2022
		Weighted		Weighted
		average		average
		exercise		exercise
	Shares	price	Shares	price
Outstanding at beginning of period	55,648	$5.65	60,624	$5.65
Granted	—	—	—	—
Exercised	—	—	4,976	5.65
Expired/cancelled/forfeited	—	—	—	—
Outstanding at end of period	55,648	$5.65	55,648	$5.65
Exercisable at end of period	55,648	$5.65	55,648	$5.65

For December 31, 2022, the options granted, outstanding and exercised have been adjusted for the 1.5309 conversion ratio utilized in the conversion of the Company from a Mutual Holding Company

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10 – EMPLOYEE BENEFIT PLANS (Continued)

A summary of information about stock options outstanding is as follows at December 31, 2023 and December 31, 2022:

	Weighted
	average	Outstanding	Remaining	Exercisable
	exercise price	shares	life (years)	shares
Outstanding at beginning of period	$5.65	55,648	5.0	55,648
		55,648		55,648
Intrinsic value on December 31, 2023		$474,677		$594,323

	Weighted
	average	Outstanding	Remaining	Exercisable
	exercise price	shares	life (years)	shares
Outstanding at beginning of period	$5.65	55,648	4.0	55,648
		55,648		55,648
Intrinsic value on December 31, 2022		$594,323		$594,323

The aggregate intrinsic values are presented in the preceding tables are calculated as the difference between the estimated fair value of the stock as of December 31, 2023 and December 31, 2022, and the exercise price of the options multiplied by the number of options outstanding as of the aforementioned dates.

The Company recognized $0 and $3,250 in compensation expense during the years ended December 31, 2023 and December 31, 2022, respectively, relating to the granting of stock options.

As of December 31, 2023 and December 31, 2022, there was $0 and $0, respectively, in future compensation expense associated with outstanding stock options.

Restricted Stock

In 2023, the Company granted 18,784 shares of restricted stock to Board members and certain executive officers.

A summary of the activity for the years ended December 31, 2023 and December 31, 2022 is presented below:

The Company recognized $255,000 and $253,000 in compensation expense during the years ended December 31, 2023 and December 31, 2022, respectively, relating to the granting of restricted stock.

As of December 31, 2023 and December 31, 2022, there was $151,150 and $172,800, respectively, in future compensation expense associated with restricted stock.

Restricted stock outstanding and exercised in the prior periods have been adjusted for the 1.5309 conversion ratio utilized in the Conversion of the Company from a Mutual Holding Company.

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10 – EMPLOYEE BENEFIT PLANS (Continued)

		Weighted
	Number of	Average Grant
	Common	Date Fair
	Shares	Value/Share
Restricted Stock at January 1, 2023	31,083	$13.15
Granted	18,784	14.67
Vested	(19,747)	14.63
Forfeited	—	—
Restricted Stock at December 31, 2023	30,120	14.30

Restricted shares outstanding and exercised have been adjusted for the 1.5309 conversion ratio utilized in the conversion of the Company from a Mutual Holding Company

		Weighted
	Number of	Average Grant
	Common	Date Fair
	Shares	Value/Share
Restricted Stock at January 1, 2022	21,586	$11.80
Granted	22,718	14.10
Vested	(13,221)	12.59
Forfeited	—	—
Restricted Stock at December 31, 2022	31,083	13.15

The Company offers benefits under the BayVanguard Bank Employee Stock Ownership Plan (the "ESOP") to employees who meet certain eligibility requirements. In connection with the offering, the ESOP trustees subscribed for 8% of the shares of the Company stock sold in the offering. The purchase was funded through a loan from the Company equal to 100% of the aggregate purchase price of the stock.

In connection with the purchase of the shares, the ESOP borrowed $7.8 million from the Company, with an interest rate of 8.50% with a twenty-year term. Total shares purchased by the ESOP was 783,918. The Company makes annual contributions to the ESOP equal to the ESOP's debt service. Shares purchased with the proceeds from the loan, that have not been allocated to employees are pledged as collateral for the loan, and held in a suspense account for future allocations to participants. Shares released from the expense account are allocated among the participants based on compensation, as defined in the ESOP documents. The ESOP shares pledged as collateral are reported as Unearned common stock held by Employee Stock Ownership Plan shares in the Company's statement of financial condition. As shares are committed to be released, the Company recognizes compensation expense equal to the current market price of the shares, and the shares become outstanding in the earnings per share calculation. The Company recognized $557,000 and $0 of ESOP expense associated with the release of the shares during the years ended December 31, 2023 and 2022, respectively.

The number of shares committed to be released per year is 39,196 thru 2041, and 39,194 in 2042.

The following table presents share information held by the ESOP:

(amounts in thousands, except fair value of unallocated shares)	2023	2022
Allocated shares	—	—
Shares committed to be released	39,196	—
Unallocated shares (suspense shares)	744,722	—
Total shares	783,918	—
Fair value of unallocated shares	$10,560,158	$—

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

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11 – Regulatory Matters (Continued)

The following table presents the Bank's capital position based on the financial statements:

					To be well
					capitalized under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
December 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Tier 1 Leverage ratio	$162,125	18.50%	$35,055	4.00%	$43,819	5.00%
Tier 1 capital (to risk-weighted assets)	$162,125	24.00%	$40,523	6.00%	$54,031	8.00%
Common Equity Tier 1 Capital Ratio (to risk-weighted assets)	$162,125	24.00%	$30,393	4.50%	$43,900	6.50%
Total Capital ratio (to risk-weighted assets)	$170,571	25.26%	$54,031	8.00%	$67,539	10.00%

December 31, 2022
Tier 1 Leverage ratio	$109,939	13.39%	$32,845	4.00%	$41,057	5.00%
Tier 1 capital (to risk-weighted assets)	$109,939	16.76%	$39,361	8.50%	$52,482	8.00%
Common Equity Tier 1 Capital Ratio (to risk-weighted assets)	$109,939	16.76%	$29,521	7.00%	$42,642	6.50%
Total Capital ratio (to risk-weighted assets)	$113,757	17.34%	$52,482	10.50%	$65,602	10.00%

As of December 31, 2023, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain ratios as set forth in the table. There have been no conditions or events since that notification that management believes have changed the Bank's category.

The Federal Deposit Insurance Corporation, through formal or informal agreement, has the authority to require an institution to maintain higher capital ratios than those provided by statute, to be categorized as well capitalized under the regulatory framework for prompt corrective action.

The Bank was allowed a special bad debt deduction at various percentages of otherwise taxable income for various years through December 1, 1987. If the amounts, which qualified as deductions for federal income tax purposes prior to December 31, 1987, are later used for purposes other than to absorb loan losses, including distributions in liquidations, they will be subject to federal and state income tax at the then current corporate rate. Retained earnings at December 31, 2023 and December 31, 2022 included $1.5 million for which no provision for income tax has been provided. The unrecorded deferred income tax liability on the above amount was approximately $413,000.

Federal regulations impose limitations upon all capital distributions by an insured depository institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and prior approval of the Federal Deposit Insurance Corporation is required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under Federal Deposit Insurance Corporation regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the Federal Deposit Insurance Corporation.

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11 – Regulatory Matters (Continued)

Banks are required to carry noninterest-bearing cash reserves at specified percentages of deposit balances. The Bank's normal amount of cash on hand and on deposit with other banks is sufficient to satisfy the reserve requirements.

Note 12– Income Taxes

The income tax provision consisted of the following for the years ended December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022
(dollars in thousands)
Current expense
Federal	$3,185	$2,466
State	1,523	1,255
Total Current Expense	4,708	3,721
Deferred expense	207	308
Income tax expense	$4,915	$4,029

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12– Income Taxes (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2023 and December 31, 2022 are presented below:

	December 31, 2023	December 31, 2022
(dollars in thousands)
Deferred tax assets
Deferred compensation	$689	$715
Allowance for credit losses	2,425	1,061
Merger fair value adjustments	1,587	2,497
Goodwill impairment	—	—
Foreclosed real estate write-downs and deferred gain	7	273
Stock grants	78	—
Net operating loss carryover	6,556	7,011
Non-accrual interest	260	66
Other	1,377	1,526
Total deferred tax assets	12,979	13,149

Deferred tax liabilities
Prepaid expenses	220	145
Core deposit intangible	278	329
Depreciation	3,512	3,562
Total deferred tax liabilities	4,010	4,036
Total deferred tax assets, net	$8,969	$9,113

The amount computed by applying the statutory federal income tax rate to income before income tax provision is different than the taxes provided for the following reasons:

	December 31, 2023		December 31, 2022
		Percent of		Percent of
	Amount	pretax income	Amount	pretax income
(dollars in thousands)
Statutory federal income tax rate	$3,909	21.0%	$3,262	22.4%
State tax, net of federal income tax provision	1,261	6.8	1,018	7.0
Tax exempt income	(142)	(0.8)	(787)	(5.4)
Nondeductible merger expenses	(3)	0.0	373	2.6
Other	(110)	(0.6)	163	1.1
Income Tax Expense	$4,915	26.4%	$4,029	27.7%

Note 13 – Related-Party Transactions

The Bank has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, officers, their immediate families and affiliated companies (commonly referred to as related parties), on the same terms including interest rates and collateral, as those prevailing at the time for comparable transactions with others. The following table presents a summary of the activity of loans receivable from related parties during the years ended December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022
(dollars in thousands)
Balance, beginning	$17	$37
Advances	—	—
New related party	96	—
Less: retired directors	—	—
Repayments	(17)	(20)
Balance, ending	$96	$17

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13 – Related-Party Transactions (Continued)

Deposits of related parties totaled $1.8 million and $1.9 million as of December 31, 2023 and December 31, 2022, respectively.

The Company entered into an operating lease agreement with a related party and paid $20,000 in lease payments in the year ended December 31, 2023.

The following table shows the future operating lease payments due by year.

Amount
Year ending December 31,	(dollars in thousands)
2024	$48
2025	50
2026	51
2027	53
2028	55
Thereafter	271
Total	$528

Note 14 – Leasing Arrangements

The Company leases real estate properties for a portion of its network of bank branches. All of the Company’s leases are currently classified as operating.

The following table shows the operating lease right of use assets and operating lease liabilities as of December 31, 2023 and 2022:

	Consolidated Balance
	Sheet classification	December 31, 2023	December 31, 2022
(dollars in thousands)
Operating lease right of use asset	Other assets	$1,128	$617
Operating lease liabilities	Other liabilities	$1,162	$645

Other information related to leases:
Weighted average remaining lease term of operating leases		5.5 years	3.9 years
Weighted average discount rate of operating leases		4.26%	3.74%
Cash paid for amounts included in the measurement of lease liabilities		$197,000	$220,000

Operating lease costs included in occupancy expense in the Consolidated Statement of Income for the years ended December 31, 2023 and December 31, 2022 were $259,000 and $273,000, respectively.

Future undiscounted lease payments for operating leases, including those option years for which the Company is reasonably certain to renew, are as follows:

Amount
Year ending December 31,	(dollars in thousands)
2024	$243
2025	464
2026	127
2027	64
2028	64
Thereafter	229
Total undiscounted lease payments	1,191
Less: imputed interest	(29)
Present value of operating lease liabilities	$1,162

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14 – Leasing Arrangements (Continued)

The Company leased office space to a non-related third party and received rental income of $163,000 for the year ended December 31, 2023.

The following table shows the future operating lease payments due to be received by year.

Amount
Year ending December 31,	(dollars in thousands)
2024	$168
2025	173
2026	178
2027	183
2028	189
Thereafter	813
Total	$1,704

Note 15 – Contingencies

Various legal claims arise from time to time in the normal course of business, which, in the opinion of management, after consultation with legal counsel, will have no material effect on the Company's consolidated financial position or results of operations.

Note 16 – Fair Value Measurements

The estimated fair values of the Bank's financial instruments are summarized below. The fair values are estimates derived primarily from present value techniques and may not be indicative of the net realizable or liquidation values. The calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

Accounting standards establish a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

The three levels of the fair value hierarchy are as follows:

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

An asset or liability's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16 – Fair Value Measurements (Continued)

Assets measured at fair value on a recurring basis by level within the fair value hierarchy used at December 31, 2023 and December 31, 2022, are as follows:

		Level 1	Level 2	Level 3
		Quoted prices	Significant	Significant
		in active	other	other
		markets for	observable	unobservable
December 31, 2023	Total	identical assets	inputs	inputs
	(dollars in thousands)
Securities available for sale
Agency securities	$4,723	$—	$4,723	$—
Corporate securities	1,418	—	1,418	—
Mortgage-backed securities	28,640	—	28,640	—
	$34,781	$—	$34,781	$—

December 31, 2022
Securities available for sale
Corporate securities	$1,932	$—	$1,932	$—
Mortgage-backed securities	31,102	—	31,102	—
	$33,034	$—	$33,034	$—

The following valuation techniques were used to measure the fair value of assets in the table above on a recurring basis as of December 31, 2023 and December 31, 2022.

Securities available for sale - The fair values of securities available for sale were based on available market pricing for the securities. We rely on third party brokers to obtain and provide us with this market pricing from a definitive security pricing source.

Assets measured at fair value on a nonrecurring basis by level within the fair value hierarchy used at December 31, 2023 and December 31, 2022, are as follows:

		Level 1	Level 2	Level 3
		Quoted prices	Significant	Significant
		in active	other	other
		markets for	observable	unobservable
December 31, 2023		identical assets	inputs	inputs
	(dollars in thousands)
Foreclosed real estate and repossessed assets	170	—	—	170
	$10,724	$—	$—	$10,724

December 31, 2022
Foreclosed real estate and repossessed assets	1,987	—	—	1,987
	$8,336	$—	$—	$8,336

The following valuation techniques were used to measure the fair value of assets in the tables above on a nonrecurring basis as of December 31, 2023 and December 31, 2022.

Individually evaluated loans - Loans included in the table have been measured for impairment generally based on the fair value of the loan's collateral. A loan is considered to be collateral dependent when, based on current information and events, the Company expects repayment of the financial assets to be provided substantially through the operation or sale of the collateral and the Company has determined that the borrower is experiencing financial difficulty as of the measurement date. For real estate loans, the fair value of the loan's collateral is determined by a third party appraisal, which is then adjusted for the estimated selling and closing costs related to liquidation of the collateral (typically 10% of the appraised value). For non real estate loans, the fair value of the loan's collateral may be determined using an appraisal, net book value per the borrower's financial statements, or aging reports, adjusted based on management's knowledge, changes in market conditions, and management's expertise and knowledge of the customer and customer's business. Fair value was determined based upon a discounted cash flow from the expected proceeds of the underlying collateral. These loans are included as Level 3 fair value, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of the loan balance reduced by any specific impairment reserve.

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16 – Fair Value Measurements (Continued)

There were no transfers in or out of the Level 3 category after the loans were classified as impaired loans.

Foreclosed real estate and repossessed assets - Fair value of foreclosed assets was based on the Company's appraisal of the property less costs to sell. This value was determined from a current industry standard appraisal guide based on the value of similar properties adjusted for factors including condition and location of property.

Changes in the balance of foreclosed real estate and repossessed assets during the years ended December 31, 2023 and December 31, 2022, were as follows:

	December 31, 2023	December 31, 2022
(dollars in thousands)
Beginning of period balance	$1,987	$1,987
Improvements and additions	57	—
Proceeds from sale	(2,583)	—
Gain (loss) on sale	709	—
End of period balance	$170	$1,987

At December 31, 2023 and December 31, 2022, the Company had $174,000 and $114,000 in residential mortgages in the process of foreclosure.

The following methods and assumptions were used by the Company in estimating the fair values of financial instruments:

Cash and Cash Equivalents

The carrying amounts of cash and cash equivalents approximate fair value.

Time Deposits in Other Banks

The fair value of time deposits in other banks is estimated using the rates currently available for deposits of similar remaining maturities.

Investment Securities

Fair values for securities, excluding Federal Home Loan Bank stock, are based on available market prices. The carrying amount of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

Loans Receivable

The fair value of loans receivable were determined using an exit price methodology as prescribed by ASC 820. The exit price estimation of fair value is based on the present value of the expected cash flows. The projected cash flows are based on the contractual terms of the loans, adjusted for prepayments and use of a discount rate based on the relative risk of the cash flows, taking into account the loan type, maturity of the loan, liquidity risk, servicing costs, and a required return on debt and capital.

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16 – Fair Value Measurements (Continued)

The Company follows ASC Topic 820, Fair Value Measurements which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. ASC Topic 820 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis or on a nonrecurring basis. ASC Topic 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

Deposits

The fair values disclosed for demand deposits (e.g., interest and noninterest checking, savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on such certificates to a schedule of aggregated expected monthly maturities on these deposits.

Advances from the Federal Home Loan Bank of Atlanta

The fair value of advances is estimated discounting the contractual cash flows using rates currently offered for advances with similar terms and remaining maturities.

Off-Balance Sheet Credit Related Instruments

Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The fair values of these instruments were not significant at December 31, 2023 and December 31, 2022.

The following table summarizes the carrying amounts and fair values of financial instruments at December 31, 2023 and December 31, 2022:

	December 31, 2023			December 31, 2022
	Fair value	Carrying	Fair	Carrying	Fair
	hierarchy	amount	value	amount	value
(dollars in thousands)
Financial assets
Cash and cash equivalents	Level 1	$73,742	$73,742	$68,652	$68,652
Securities held to maturity	Level 2	10,209	9,206	10,461	9,906
Securities available for sale	Level 2	34,781	34,781	33,034	33,034
Federal Home Loan Bank of Atlanta stock	Level 2	626	626	977	977
Loans receivable	Level 3	696,248	686,879	659,131	639,027
Accrued interest receivable	Level 2	3,279	3,279	2,952	2,952

Financial liabilities
Deposits	Level 3	$634,120	$631,720	$684,618	$551,348
FHLB Borrowings	Level 3	—	—	12,000	11,976
Subordinated Debentures	Level 3	37,251	31,018	37,039	33,595
Accrued interest payable	Level 2	193	193	110	110

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 17 – Condensed Financial Information (Parent Company Only)

Information as to the financial position of BV Financial, Inc. and its results of operations and cash flows as of and for the years ended December 31, 2023 and December 31, 2022, are summarized below.

Statement of Financial Condition (dollars in thousands)	December 31, 2023	December 31, 2022
Assets
Cash	$45,625	$3,820
Equity investment	256	221
ESOP loan receivable	7,328	—
Investment in subsidiary	175,366	123,436
Goodwill	6,326	6,326
Other assets	1,491	1,056
Total Assets	$236,392	$134,859
Liabilities and Stockholders Equity
Borrowings	37,251	37,039
Other Liabilities	76	69
Total Liabilities	37,327	37,108
Total Stockholders' Equity	199,065	97,751
Total Liabilities & Stockholders Equity	$236,392	$134,859

Statement of Income	December 31, 2023	December 31, 2022
(dollars in thousands)
Interest income	$285	$—
Cash dividends from subsidiary	3,750	1,900
Equity security valuation adjustment	29	(28)
Total interest and dividend income	4,064	1,872
Interest Expense	2,165	2,062
Net interest and dividend income	1,899	(190)
Noninterest income	8	—
Noninterest expense	229	111
Income (loss) before tax	1,678	(301)
Income tax benefit	436	462
Income (loss) before equity in net income of subsidiary	2,114	161
Equity in undistributed net income of subsidiary	11,593	10,363
Net Income	$13,707	$10,524

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 17 – Condensed Financial Information (Parent Company Only) (Continued)

Statements of Cash Flows (dollars in thousands)	December 31, 2023	December 31, 2022
Cash flows from operating activities
Net income	$13,707	$10,524
Adjustments to reconcile net income to net cash used by operating activities
Equity in net income of subsidiary	(11,593)	(10,363)
Amortization of debt issuance costs and debt fair value adjustments	212	211
Non-cash income-Equity security valuation adjustment	(35)	28
(Decrease) in other assets	(436)	(463)
Increase in other liabilities	7	32
Net cash provided by (used in) operating activities	1,862	(31)
Cash flows from investing activities
Net (increase) in loans	(7,328)	—
Investment in Equity Securities	—	(250)

Net cash used in investing activities	(7,328)	(250)
Cash flows from financing activities
Issuance of common stock funded by stock offering	97,990	—
Offering costs	(3,248)	—
Investment in Bank from stock offering	(47,471)	—
Stock options exercised	—	28
Net cash provided by financing activities	47,271	28
Increase (decrease) in cash and cash equivalents	41,805	(253)
Cash and cash equivalents at beginning of period	3,820	4,073
Cash and cash equivalents at end of period	$45,625	$3,820

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Co-President and Chief Executive Officers and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2023. Based on that evaluation, the Company’s management, including the Co-President and Chief Executive Officers and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2023, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B. Other Information.

During the three months ended December 31, 2023, none of BV Financial’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in Securities and Exchange Commission regulations.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our board of directors is comprised of ten members. Directors serve three-year staggered terms so that approximately one-third of the directors are elected at each annual meeting. The following sets forth certain information regarding the members of our board of directors, and executive officers who are not directors, including the terms of office of board members. Except as indicated herein, there are no arrangements or understandings between any director and any other person pursuant to which the director was selected. Age information is as of December 31, 2023, and term as a director includes service with BayVanguard Bank.

With respect to directors, the biographies contain information regarding the person’s business experience and the experiences, qualifications, attributes or skills that caused the board of directors to determine that the person should serve as a director.

All of our directors are long-time residents of the communities we serve and many of such individuals have operated, or currently operate, businesses located in such communities. As a result, each director continuing in office has significant knowledge of the businesses that operate in our market area, an understanding of the general real estate market, values and trends in such communities and an understanding of the overall demographics of such communities. As a community banking institution, we believe that the local knowledge and experience of our directors assists us in assessing the credit and banking needs of our customers, developing products and services to better serve our customers and in assessing the risks inherent in our lending operations. As local residents, our directors are also exposed to the advertising, product offerings and community development efforts of competing institutions which, in turn, assists us in structuring its marketing efforts and community outreach programs.

Directors with terms ending in 2024:

Joseph S. Galli. Age 60. Director since 2015. For over 30 years, Mr. Galli has been an Executive Vice President of The Bernstein Companies, which is an owner, developer, investor and manager of commercial, residential, industrial and hotel properties in the Mid-Atlantic region of the United States. Within The Bernstein Companies, Mr. Galli is a managing director of Consortium Capital, which is a series of real estate equity funds that invest in commercial real estate throughout the Mid-Atlantic. Mr. Galli is also the Chairman of the Government Relations Committee for the Washington, D.C. chapter of Autism Speaks. Mr. Galli’s experience and long-standing involvement in our local community provides the Board with business management skills and knowledge regarding real estate and business matters in our market area.

Timothy L. Prindle. Age 38. Director since 2019. Mr. Prindle was elected as the Co-President and Chief Executive Officer and a member of the Board of Directors of Bay-Vanguard M.H.C., BV Financial and BayVanguard Bank in January 2019. Previously he served as Chief Executive Officer and President of Kopernik Bank since 2012 before it was acquired by BayVanguard in 2019. Mr. Prindle began his career as a Bank Examiner at the Office of Thrift Supervision. In addition to his wide range of management experience and leadership skills, Mr. Prindle’s strong regulatory background and his knowledge and understanding of the financial, economic and regulatory environments make him a valuable asset to the Board.

Machteld V. Thomas. Age 69. Director since 2022. Ms. Thomas served as the President and Chief Executive Officer of North Arundel Savings Bank for 14 years before its acquisition by BV Financial in 2021 and is now retired. Ms. Thomas serves on the board of directors of Bello Machre, a nonprofit that offers loving care and support for children and adults with developmental disabilities. Ms. Thomas’ past service as a chief executive officer of a financial institution and her participation in the communities we serve brings an extensive knowledge of the financial, economic and regulatory challenges we face as well as knowledge of the local economy and business opportunities for BayVanguard Bank.

Directors with terms ending in 2025:

William Streett Baldwin. Age 61. Director since 2012. For over 20 years, Mr. Baldwin has been a director of Ellin & Tucker, Chartered, a business consulting and certified public accounting firm located in Baltimore, Maryland. Mr. Baldwin is a certified public accountant and is a member of the American Institution of Certified Public Accountants and the Maryland Association of Certified Public Accountants. Through his experience as a certified public accountant and his strong risk assessment, financial reporting and internal control expertise, as well as extensive knowledge of accounting and regulatory issues, Mr. Baldwin provides an understanding of public accounting and financial matters to the Board.

William B. Crompton, III. Age 70. Director since 2019. Previously he served as a Director of Kopernik Bank since 2017 prior to its acquisition by BV Financial in 2019. Mr. Crompton retired from the Office of the Comptroller of the Currency in 2015. Mr. Crompton had held managerial positions in the Office of the Comptroller of the Currency, Office of Thrift Supervision and Federal Home Loan Bank System for over 30 years. With his background of directly working in and managing the examination and supervision of financial institutions at several bank regulatory agencies, Mr. Crompton provides the Board with extensive knowledge regarding regulatory matters and the financial and economic challenges confronting banks.

David M. Flair. Age 60. Director since 2012. Mr. Flair became the Chief Executive Officer of BV Financial and BayVanguard in October 2013 and was also named President of BV Financial and BayVanguard in November 2014. Mr. Flair was hired as the Chief Financial Officer of BV Financial and BayVanguard in February 2012 and served in that role until May 2014. Mr. Flair served as the Chief Financial Officer of Advance Bank in Baltimore, Maryland, beginning in December 2006 and was also appointed as a director and named the Acting Chief Executive Officer of Advance Bank before his departure in February 2012. Mr. Flair is a certified public accountant and was a partner with Anderson Associates LLP and Beard Miller Company LLP for almost twenty years before joining Advance Bank. In addition to his wide range of management experience and leadership skills, Mr. Flair’s strong financial background and his knowledge and understanding of the financial, economic and regulatory environments make him a valuable asset to the Board.

Joshua W. Posnick. Age 38. Director since 2019. Since 2022, Mr. Posnick has been Senior Managing Director of Capital Markets for Mill Creek Residential, a real estate development and management company, located in Washington, D.C. Prior to that, from 2018 until 2022, Mr. Posnick was Managing Director of Development in the Mid-Atlantic region for Mill Creek Residential. Mr. Posnick provides the Board with business management skills and knowledge regarding real estate and business matters in our market area.

Director with terms ending in 2026:

Gary T. Amereihn. Age 69. Director since 2019. Mr. Amereihn retired from Kopernik Bank in 2019 as part of BayVanguard Bank’s acquisition of Kopernik Bank, having served as Kopernik Bank’s Chairman, Chief Executive Officer and Chief Financial Officer from 1992 to 2019. Mr. Amereihn serves as the Chairman of the Board of BV Financial and BayVanguard Bank. Mr. Amereihn’s past service as a chairman, chief executive officer and chief financial officer of a financial institution and his participation in the communities we serve brings an extensive knowledge of the financial, economic and regulatory challenges we face as well as knowledge of the local economy and business opportunities for BayVanguard Bank.

Brian K. McHale. Age 69. Director since 1987. Mr. McHale has been a Steamship Clerk with International Longshoremen’s Association Local 953 located in Baltimore, Maryland since 1972 and until 2014 was a state delegate to the Maryland General Assembly. Mr. McHale’s long-standing involvement in our local community brings knowledge of the local economy and business opportunities to BayVanguard Bank. His leadership skills and knowledge of the financial, economic and regulatory challenges we face make him well suited to serve on the Board.

P. David Bramble. Age 46. Mr. Bramble has been a managing partner at MCB Real Estate, LLC (“MCB”) since 2005 and has been working in real estate investment for over 20 years. He dedicates his time to sourcing and capitalizing transactions and overseeing project underwriting and execution. Prior to MCB, Mr. Bramble served as the director of commercial lending for a regionally based full-service lending firm –Madison Funding – which he co- founded in 2000. Prior to that, Mr. Bramble worked for the law firm of Steptoe & Johnson LLP where he provided corporate and real estate advisory services. Mr. Bramble serves as the Chairman of the Board of Lendistry, a fintech enabled CDFI focused on providing small business capital to underserved communities nationwide. He serves on the investment committee and board of the Robert W. Deutsch Foundation, which invests in innovative people, projects, and ideas that improve the quality of life in Baltimore. He also serves on the boards of Johns Hopkins Bayview Hospital, Ronald McDonald House, UPENN Institute for Urban Research and the Baltimore Tree Trust. The Board believes that Mr. Bramble provides the Board with extensive knowledge regarding financial, economic and legal matters and knowledge of our market area due to his long-standing involvement in our local community.

Executive Officers Who are Not Directors

Michael J. Dee. Age 63. Mr. Dee has been our Senior Vice President and Chief Financial Officer since 2014 and became our Executive Vice President and Chief Financial Officer in 2019.

Gregory J. Olinde. Age 56. Mr. Olinde has been our Executive Vice President and Chief Credit Officer and Delmarva Market President since November 2020. Prior to that, Mr. Olinde was Executive Vice President, Chief Credit Officer for 1880 Bank from January 2013 to October 2020, when 1880 was acquired by BayVanguard Bank.

Rose M. Searcy. Age 50. Ms. Searcy has been with the Bank since 1992 and became our Executive Vice President, Human Resources in 2021.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, certain officers and persons who own more than 10% of its common stock, to file with the Securities and Exchange Commission initial reports of ownership of the Company’ s equity securities and to all subsequent reports when there are changes in such ownership. Based on a review of reports submitted to the Company, the Company believes that during the year ended December 31, 2023, all Section 16(a) filing requirements applicable to the Company’s officers, directors, and more than 10% owners were complied with on a timely basis.

Committees of the Board of Directors

We conduct business through meetings of our board of directors and its committees. The board of directors of BV Financial has established standing committees, including a Compensation Committee, an Audit Committee and a Governance and Nominating Committee. Each of these committees operates under a written charter, which governs its composition, responsibilities and operations.

The table below sets forth the directors of each of the listed standing committees. Each member of each committee meets the Nasdaq and the Securities and Exchange Commission independence requirements for such committee. The board of directors has determined that Mr. Baldwin qualifies as an “audit committee financial expert” as such term is defined by the rules and regulations of the Securities and Exchange Commission.

Audit Committee	Compensation Committee	Governance and Nominating Committee
William Streett Baldwin	Gary T. Amereihn	William Streett Baldwin
William B. Crompton	William Streett Baldwin	William B. Crompton
Machteld V. Thomas	Joseph S. Galli	Joshua W. Posnick

Corporate Governance Policies and Procedures

BV Financial adopted several written policies to govern the activities of both BV Financial and BayVanguard Bank including corporate governance policies and a code of business conduct and ethics. The corporate governance policies involve such matters as the following:

•
the composition, responsibilities and operation of our board of directors;

•
the establishment and operation of board committees, including an audit committee, the charter for which is available on our website at www.bayvanguard.com under “About Us – Investor Relations – BV Financial, Inc. Policies and Charters”;
•
convening executive sessions of independent directors; and
•
our board of directors’ interaction with management and third parties.

The code of business conduct and ethics, which applies to all employees and directors, addresses conflicts of interest, the treatment of confidential information, general employee conduct and compliance with applicable laws, rules and regulations. In addition, the code of business conduct and ethics is designed to deter wrongdoing and to promote honest and ethical conduct, the avoidance of conflicts of interest, full and accurate disclosure and compliance with all applicable laws, rules and regulations. A copy of the Code of Ethics is available on the Company’s website at www.bayvanguard.com under “About Us – Investor Relations – BV Financial, Inc. Policies and Charters.”

Item 11. Executive Compensation.

The following table sets forth for the year ended December 31, 2023 and 2022 certain information as to the total compensation paid to our Co-President and Chief Executive Officers and our two other most highly compensated executive officers. Each executive is referred to as a “named executive officer.” The table excludes perquisites, which did not exceed $10,000 in the aggregate for each named executive officer.

Summary Compensation Table
	Year	Salary	Bonus	Stock Awards(1)	Non-Equity Incentive Plan Compensation	All Other Compensation(2)	Total

David M. Flair	2023	$365,820	$27,035	$32,760	$318,864	$21,303	$765,782
Co-President and Chief	2022	351,750	6,764	92,820	245,280	14,843	711,457
Executive Officer

Timothy L. Prindle	2023	365,820	27,035	32,750	318,864	36,781	781,250
Co-President and Chief	2022	351,750	6,754	31,500	306,600	37,805	734,409
Executive Officer

Michael J. Dee	2023	235,941	24,537	—	94,376	5,826	360,680
Executive Vice President and	2022	220,506	4,241	—	88,202	5,336	318,285
Chief Financial Officer

Gregory J. Olinde	2023	209,051	4,020	—	87,221	10,938	311,230
Executive Vice President and	2022	201,010	3,865	—	84,004	10,760	299,639
Chief Credit Officer
________________________________

(1) In accordance with FASB ASC Topic 718, the reported amount is based on the closing price of BV Financial’s common stock on the grant date ($25.00 per share on January 19, 2022). Restricted stock awards vest in three approximately equal installments, with the first vesting occurring on December 31, 2023. As of December 31, 2023, Messrs. Flair and Prindle had 10,201 and 7,874 shares of unvested restricted stock outstanding.

(2) A break-down of the various elements of compensation in this column is set forth below: The table excludes perquisites that did not exceed $10,000 in the aggregate for each named executive officer.

Other Compensation
	401(k) Plan	Life, STD, LTD	PTO Payout	Vehicle Allowance	Total

David M. Flair	$4,500	$1,326	$15,477	$—	$21,303
Timothy L. Prindle	4,500	1,326	30,955	—	36,781
Michael J. Dee	4,500	1,326	—	—	5,826
Gregory J. Olinde	612	1,326	—	9,000	10,938

Benefit Plans and Agreements

Employment Agreements. BayVanguard Bank and BV Financial have entered into employment agreements with Messrs. Flair and Prindle. The employment agreements became effective on February 28, 2019. The initial term of the employment agreements was three years from their effective date. As of each anniversary of the effective date of the employment agreements, the term of the agreements automatically extends for one additional year, so that the remaining term is again three years, unless either BayVanguard Bank or the executive give written notice to the other party of non-renewal. If either party provides the other with notice of non-renewal, the term will become fixed and expire at the end of the then current term. Notwithstanding the foregoing, in the event BayVanguard Bank or BV Financial enters into a transaction that would constitute a change in control, as defined under the employment agreements, the term of the agreements would automatically extend so that they would expire no less than three years following the effective date of the change in control.

The employment agreements specify the base salaries of Messrs. Flair and Prindle, which are currently $426,480. The Board of Directors of BayVanguard Bank may increase, but not decrease, the executives’ base salaries. Also, following a change in control, the Compensation Committee (or other appropriate committee) will continue to annually review the executives’ base salaries and will increase the base salaries by a percentage that is not less than the average annual percentage increase in base salary received by each executive over the three years immediately preceding the year in which the change in control occurs. In addition to base salary, the agreements provide that each executive will participate in any bonus plan or arrangement of BayVanguard Bank or BV Financial in which senior management is eligible to participate. Each executive is also entitled to participate in all employee benefit plans, arrangements and perquisites offered to employees and officers of BayVanguard Bank and the reimbursement of reasonable travel and other business expenses incurred in the performance of his duties for BayVanguard Bank. BayVanguard Bank will also reimburse each executive for the business use of any automobile, provide or reimburse each executive with/for a cellular phone, and reimburse each executive for certain expenses incurred in connection with the executive’s attendance at an annual banking conference.

BayVanguard Bank may terminate the executives’ employment, or the executives may resign from their employment, at any time with or without good reason. Under the employment agreements, in the event BayVanguard Bank terminates an executive’s employment without cause or the executive voluntary resigns for “good reason” (i.e., a “qualifying termination event”), BayVanguard Bank will pay the executive a lump sum severance payment equal to three times the average taxable income reported in the executive’s Form W-2, Box 1, for the five taxable years immediately preceding the year in which the termination of employment occurs. In addition, BayVanguard Bank will provide the executive with continued life insurance and non-taxable medical and dental insurance substantially comparable to the coverage provided by BayVanguard Bank immediately prior to the termination of employment under the same cost-sharing arrangements that apply for active employees of BayVanguard Bank as of the date of termination. The coverage will cease on the earlier of (1) the expiration of the term of the employment agreement or (2) the date on which the executive becomes a full-time employee with another employer.

Under the employment agreement, upon a change in control of BayVanguard Bank or BV Financial, the executives would receive a payment equal to three times the sum of (1) the average taxable income reported in the executive’s Form W-2, Box 1, for the five taxable years immediately preceding the year in which the change in control occurs, (2) the matching contributions made to the 401(k) Plan for the plan year immediately preceding the year in which the change in control occurs and (3) the contribution made on the executive’s behalf under the employee stock ownership plan for the plan year immediately preceding the year in which the change in control occurs. The payment will be made to the executive within ten days following the change in control. If the change in control payment provided under the employment agreements, together with any other payments or payments or benefits made to or provided to the executives, constitute “parachute payments” under Section 280G of the Code, the executive’s payments under the employment agreements will be cut-back to an amount so that there are not parachute payments, but only if the reduction provides a greater economic benefit to the executive than if the executive received all payments and paid any excise tax due under Section 4999 of the Code.

The employment agreements terminate upon the executive’s death or disability. Upon the executive’s death, his beneficiary will receive the base salary the executive would have received through the end of the month in which the death occurred. In addition, for one year following his death, the executive’s dependents will receive continued non-taxable medical and dental coverage.

The executives’ employment may also be terminated for “cause” (as defined in the employment agreements) at any time, in which case the executive will have no right to any payments or benefits, other than any vested benefits.

Change in Control Agreement. BayVanguard Bank has entered into a change in control agreement with Mr. Dee. The change in control agreement has a term of three years and the Board of Directors of BayVanguard Bank may extend the term of the agreement by one year every July 1, so that it again becomes three years, unless the executive gives notice of his desire that the term not be extended.

In the event the executive’s employment involuntary terminates for reasons other than cause, or in the event of the executive’s resignation for “good reason” (as those terms are defined in the agreement), in either case within one year following a change in control, Mr. Dee will receive a severance payment, paid in a single lump sum, equal to three times his “base amount,” as that term is defined for purposes of Section 280G of the Code (i.e., three times the average of the taxable compensation reported in Box 1 of Form W-2 for the five taxable years preceding the year in which the change in control occurs). In addition, BayVanguard Bank will provide the executive with continued life insurance and non-taxable medical and dental insurance substantially comparable to the coverage provided by BayVanguard Bank immediately prior to the termination of employment under the same cost-sharing arrangements that apply for active employees of BayVanguard Bank as of the date of termination. The coverage will cease after thirty-six months. If the coverage cannot be provided to the executive, he will receive a cash payment reasonably estimated to equal the value of the coverage. In the event the payments and benefits paid to or provided to the executive constitute an excess parachute payment for purposes of Section 280G of the Code, the payments or benefits will be reduced to an amount that does not create and excess parachute payment.

Salary Continuation Plans. BayVanguard Bank sponsors a Salary Continuation Plan for each of Messrs. Flair and Prindle. Under the plans, if the executive separates from service prior to reaching his normal retirement age under the plan (age 68 for Mr. Flair and age 48 for Mr. Prindle), the executive will be entitled to an annual benefit of $100,000. The annual payments will commence on the first day of the second month following the separation from service and will continue for 15 years. If an executive separates from service prior to reaching his normal retirement age, he will receive a benefit equal to the accrued benefit (i.e., the amount accrued to reflect the liability of BayVanguard Bank under the plan). The benefit will be paid in installments commencing on the first day of the second month following the executive’s normal retirement age and continuing for 15 years.

If an executive dies while in service and prior to reaching his normal retirement age, his beneficiary will receive the accrued benefit under the plan less the benefit described in any endorsement split dollar life insurance agreement between BayVanguard Bank and the executive. If the executive is not a party to a split dollar agreement, the accrued benefit will be paid to his beneficiary in a lump sum on the first day of the second month following the executive’s death. If the executive dies following a separation from service or while in service and after attaining his normal retirement age, his beneficiary will receive the present value of the normal retirement benefit less the benefit described in any endorsement split dollar life insurance agreement between BayVanguard Bank and the executive. If the executive is not a party to a split dollar agreement, the present value of the normal retirement benefit will be paid to his beneficiary in a lump sum on the first day of the second month following the executive’s death. If the executive dies after payments have commenced under the plan, his beneficiary will receive the present value of the remaining benefit payments less the benefit described in any endorsement split dollar life insurance agreement between BayVanguard Bank and the executive. If the executive is not a party to a split dollar agreement, the present value of the remaining benefit payments will be paid to his beneficiary in a lump sum on the first day of the second month following the executive’s death.

If an executive involuntarily separates from service or separates from service for good reason, in either case, within two years following a change in control, the executive will receive the present value of the normal retirement benefit, payable in a lump sum on the first day of the second month following the separation from service.

If the executive becomes disabled while in service and prior to his normal retirement age, he will receive the normal retirement benefit, as if he had attained his normal retirement age. The benefit will be paid commencing on the first day of the second month following his normal retirement age and will continue for 15 years.

Executive Split Dollar Agreement. BayVanguard Bank has purchased life insurance policies covering certain officers, including Mr. Flair. Although the Bank owns these policies, the individuals have an interest in the policy proceeds paid at their death. BayVanguard Bank has entered into an Executive Split Dollar Agreement with Mr. Flair. Under the Split Dollar Agreement, upon Mr. Flair’s death, his beneficiaries will receive a death benefit in the amount of the lesser of (1) the present value of the benefit Mr. Flair would have received under as the normal retirement benefit under the Salary Continuation Plan (as if he had attained age 65 immediately prior to his death if he dies prior to age 65) or, if Mr. Flair is in pay status under the Salary Continuation Plan, the present value of the remaining payments that would be due under the Salary Continuation Plan or (2) the net death proceeds (i.e., the total death proceeds of the life insurance policy minus the cash surrender value). Each year, BayVanguard Bank imputes income to Mr. Flair to reflect the value of the life insurance coverage provided under the Split Dollar Agreement. The Split Dollar Agreement terminates upon the occurrence of (1) the surrender, lapse or other termination of the underlying life insurance policy, (2) cessation of the bank’s business which is not continued by any successor, (3) written notice of termination of the agreement by either party to the agreement, (4) bankruptcy, receivership, or dissolution of the bank, or (5) distribution of the death benefits in accordance with the terms of the agreement.

401(k) Plan. BayVanguard Bank maintains the BayVanguard Bank 401(k) Profit Sharing Plan, a tax-qualified defined contribution plan for eligible employees (the “401(k) Plan”). The named executive officers are eligible to participate in the 401(k) Plan on the same terms as other eligible employees of BayVanguard Bank. Eligible employees who are at least 21 years of age become participants in the 401(k) Plan after completing 90 consecutive days of employment during which they complete at least 250 hours of service for elective deferrals under the plan. Eligible employees who are at least 21 years of age become participants in the 401(k) Plan after completing one year of service with the bank for matching and non-elective employer contributions under the plan.

Under the 401(k) Plan, a participant may elect to defer, on a pre-tax basis, between 1% and 25% of their compensation. For 2024, the salary deferral contribution limit is $23,000, provided, however, that a participant over age 50 may contribute an additional $7,500 to the 401(k) Plan for a total of $30,500. In addition to salary deferral contributions, BayVanguard Bank makes matching contributions equal to 20% of the amount deferred such that the maximum contribution will not exceed 5% of the participant’s compensation.

A participant is always 100% vested in his or her salary deferral contributions. A participant will vest in matching and non-elective contributions at the rate of 20% per year of service, beginning after two years of service, so that a participant will become fully vested after completing six years of credited service. Generally, unless the participant elects otherwise, the participant’s account balance will be distributed following the participant’s termination of employment. However, participants may take in-service withdrawals from the 401(k) Plan in certain circumstances, including for hardships.

401(k) Plan participants may invest a portion of their account balance in the BV Financial Stock Fund.

Employee Stock Ownership Plan (“ESOP”). In connection with its conversion and related stock offering, BayVanguard Bank adopted an employee stock ownership plan for eligible employees, including the named executive officers. Eligible employees begin participating in the employee stock ownership plan on the first entry date commencing on or after the eligible employee’s completion of one year of service and attainment of age 21.

In connection with the stock offering, the trustee purchased 8% of the common stock sold in the stock offering. The ESOP funded its stock purchase with a loan from Blue Foundry Bancorp equal to the aggregate purchase price of the common stock. The trustee repays the loan principally through Blue Foundry Bank’s contributions to the ESOP and any dividends payable on common stock held by the ESOP over the anticipated 20-year term of the loan. The interest rate for the employee stock ownership plan loan is the prime rate, as published in The Wall Street Journal as of the close of the stock offering. At the completion of the offering, the existing shares held in the employee stock ownership plan were adjusted to reflect the exchange ratio utilized in connection with the stock offering.

The trustee holds the shares purchased by the employee stock ownership plan in an unallocated suspense account and releases the shares as the loan is repaid. Participants become 100% vested in their account balance after five years of service (at the rate of 20% per year). Participants also become fully vested upon normal retirement, death or disability, a change in control, or termination of the employee stock ownership plan. Generally, participants will receive distributions from the employee stock ownership plan upon separation from service in accordance with the terms of the plan document. The employee stock ownership plan reallocates any unvested shares forfeited upon termination of employment among the remaining participants.

Outstanding Equity Awards at Fiscal Year End. The following table sets forth information with respect to outstanding equity awards as of December 31, 2023 for the named executive officers.

Outstanding Equity Awards at Fiscal Year End
Name	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)(2)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)
David M. Flair	21,432	—	5.6503	12/31/2027	—	—
Timothy L. Prindle	—	—	—	—	—	—
Michael J. Dee	18,370	—	5.6503	12/31/2027	—	—
Gregory J. Olinde	—	—	—	—	—	—

________________

1. Reflects a 1.5309-to-1.00 stock exchange in connection with the Company's mutual to stock conversion.

2. Exercise price has been adjusted for the 1.5309-to-1.00 stock exchange in connection with the Company's mutual to stock conversion.

BV Financial, Inc. 2021 Equity Incentive Plan. BV Financial has adopted, and its stockholders approved, the BV Financial, Inc. 2021 Equity Incentive Plan. Subject to permitted adjustments for certain corporate transactions (including the conversion), the 2021 Equity Incentive Plan authorizes the issuance or delivery to participants of up to 100,000 shares of BV Financial common stock pursuant to grants of stock options and 145,000 shares of BV Financial common stock pursuant to the grant of restricted stock awards. As of December 31, 2023, there were 115,016 restricted stock awards and 153,090 stock options remaining available for future grants under the 2021 Equity Incentive Plan. At the completion of the stock offering any outstanding awards and any shares remaining available for grant under the 2021 Equity Plan were adjusted to reflect the stock offering.

BV Financial, Inc. 2017 Stock Option Plan. BV Financial has adopted, and its stockholders approved, the BV Financial, Inc. 2017 Stock Option Plan. Since the approval of the BV Financial, Inc. 2021 Equity Incentive Plan, no stock options have been available for award under the 2017 Stock Option Plan. However, as of December 31, 2023, 55,648 previously granted stock options remain outstanding.

Directors’ Compensation

The following table sets forth for the year ended December 31, 2023 certain information as to the total compensation we paid to our non-employee directors. Neither Mr. Flair nor Mr. Prindle received any compensation in his capacity as a director during the fiscal year ended December 31, 2023.

Director Compensation Table for the Fiscal Year Ended December 31, 2023
	Fees Earned or Paid in Cash	Stock Awards(1)	Total

Amereihn, Gary	$28,000	$27,891	$55,891
Crompton, William	25,500	20,741	46,241
Bramble, P. David	8,250	—	8,250
Baldwin, William S.	27,000	10,471	37,471
Galli, Joseph	14,400	20,741	35,141
Liddell, Kim(2)	6,750	14,157	20,907
McHale, Brian	14,000	25,471	39,471
Posnick, Joshua	12,000	10,471	22,471
Snyder, Michael(3)	6,000	19,271	25,271
Thomas, Machteld	16,900	4,730	21,630

_______________________________

(1) In accordance with FASB ASC Topic 718, the reported amount is based on the closing price of BV Financial’s common stock on the grant date ($21.50 per share on April 30, 2023 and $20.00 per share on May 4, 2023). Restricted stock awards vest upon the earlier of achievement of certain beneficial ownership requirements or, if such requirements are not met, in three approximately equal installments, with the first vesting occurring on April 30, 2024. As of December 31, 2023, Messrs. Baldwin, Liddell, McHale, Posnick and Snyder each had an outstanding stock award for 1,456 shares, Mr. Amereihn had an outstanding stock award for 366 shares, Mr. Bramble had an outstanding stock award for 750 shares, Ms. Thomas had an outstanding stock award for 1,190 shares, Mr. McHale had an outstanding stock award for 706 shares, and Messrs. Crompton and Galli each had an outstanding stock award for 532 shares.

(2) Mr. Liddell resigned from the Board effective April 25, 2023.

(3) Mr. Snyder retired from the Board effective May 4, 2023.

Director Supplemental Retirement Agreement. BayVanguard Bank has entered into an amended and restated supplemental director retirement agreement with Mr. McHale to provide certain payments to him upon his retirement or to his beneficiary if he dies under certain circumstances. Under the agreement, Mr. McHale is entitled to a retirement benefit equal to $6,100 per year, payable in monthly installments for a period of ten years commencing within 30 days following his separation from service on or after attaining age 70. If Mr. McHale terminates service with BayVanguard Bank before age 70 for reasons other than cause, he is entitled to receive the accrued liability balance, payable in an unreduced lump sum within 30 days following his separation from service. If Mr. McHale dies while actively serving as a member of the board of directors, 100% of his accrued liability account will be paid to his beneficiary within 30 days following his death in an unreduced lump sum. If he dies during the installment payout of benefits, the remaining installments will be paid monthly to his beneficiary. If Mr. McHale separates from service following a change in control (as defined in the agreement), Mr. McHale will receive benefits under the plan as if he had retired from BayVanguard Bank upon attainment of age 70.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides the beneficial ownership of shares of common stock of BV Financial held by our directors and executive officers, individually and as a group, and all individuals known to management to own more than 5% of our common stock at February 14, 2024. For purposes of this table, a person is deemed to be the beneficial owner of any shares of common stock over which he has, or shares, directly or indirectly, voting or investment power or as to which he or she has the right to acquire beneficial ownership at any time within 60 days after March 19, 2024.

The mailing address for each of our directors and executive officers is 7114 North Point Road, Baltimore, Maryland 21219.

5% Beneficial Owners	Number of Shares	Percent Outstanding
Alliance Bernstein L.P.	1,048,206(1)	9.21%
501 Commerce Street
Nashville, TN 37203

Newtyn Management LLC	1,000,000(1)	8.79%
60 East 42nd Street, Sute 960
New York, New York 10022

BayVanguard Bank Employee Stock Ownership Plan	868,516	7.63%
7114 North Point Road
Baltimore, ND 21219

(1) Information is based on a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2024.

	Directors	Number of Shares		Percent Outstanding (1)

	Gary T. Amereihn	48,051	(2)	*
	William Streett Baldwin	56,520	(3)	*
	P. David Bramble	11,504	(4)	*
	William B. Crompton, III	40,861	(5)	*
	David M. Flair	118,539	(6)	1.04
	Joseph S. Galli	170,200	(7)	1.50
	Brian K. McHale	22,293	(8)	*
	Timothy L. Prindle	268,623	(9)	2.36
	Joshua W. Posnick	8,535	(10)	*
	Machteld V. Thomas	33,474	(11)	*

	Executive Officers Who Are Not Directors

	Michael J. Dee	63,466	(12)	*
	Gregory J. Olinde	6,950	(4)	*
	All directors and executive officers as a group (13 persons)	878,502		7.62
*	Less than 1%
(1)	Based on 11,375,803 shares outstanding at March 19, 2024
(2)	Includes 560 shares of unvested restricted stock
(3)	Includes 2,229 shares of unvested restricted stock
(4)	Includes 1,148 shares of unvested restricted stock
(5)	Includes 407 shares of unvested restricted stock
(6)	Includes 21,433 options to acquire shares and 6,340 shares allocated under the employee Stock Ownership Plan and 6,050 shares of unvested restricted stock
(7)	Includes 407 shares of unvested restricted stock
(8)	Includes 1,081 shares of unvested restricted stock
(9)	Includes 4,510 shares of unvested restricted stock and 38,500 shares held in trust by the BayVanguard 401(k) Plan
(10)	Includes 2,229 shares of unvested restricted stock
(11)	Includes 1,822 shares of unvested restricted stock
(12)	Includes options to acquire 18,370 shares and 3,216 shares allocated under the Employee Stock Ownership Plan

Equity Compensation Plan Information

Set forth below is information as of December 31, 2023 with respect to compensation plans (other than our employee stock ownership plan) under which equity securities of the Registrant are authorized for issuance.

Equity Compensation Plan Information

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Share-based Compensation Plans (excluding securities reflected in first column)

Equity compensation plans approved by security holders	153,090	$5.65	268,016
Equity compensation plans not approved by security holders	—	—	—
Total	153,090	$5.65	268,016

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions With Certain Related Persons

The Sarbanes-Oxley Act of 2002 generally prohibits publicly traded companies from making loans to their executive officers and directors, but it contains a specific exemption from such prohibition for loans made by federally insured financial institutions, such as BayVanguard Bank, to their executive officers and directors in compliance with federal banking regulations. The aggregate amount of our outstanding loans to our officers and directors and their related entities was $0 at December 31, 2023. These loans are made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans with persons not related to BayVanguard Bank. These loans neither involve more than the normal risk of collectability nor present other unfavorable features. These loans were performing according to their original terms at December 31, 2023, and were made in compliance with federal banking regulations.

During the year ended December 31, 2022, BayVanguard Bank entered into an agreement with MCB Real Estate, LLC to lease space for the new location of the Bayview branch in Baltimore. Mr. Bramble is the managing partner at MCB and has an ownership interest of 22.5% in MCB. Mr. Bramble was not a director or a nominee for election to the board of directors at the time BayVanguard Bank entered into the lease agreement. Rent payments made by BayVanguard Bank to MCB under the agreement totaled $20,000 as of December 31, 2023 and the total amount of rent outstanding under the agreement is approximately $547,500 over the 10-year term of the lease.

Any transactions that would be required to be reported under this section of this annual report must be reviewed by our audit committee or another independent body of the board of directors. In addition, any transaction with a director is reviewed by and subject to approval of the members of the board of directors who are not directly involved in the proposed transaction to confirm that the transaction is on terms that are no more favorable than those that would be available to us from an unrelated third party through an arms-length transaction.

Board Independence

The board of directors has determined that each of our directors, with the exception of Co-President and Chief Executive Officers, David M. Flair and Timothy L. Prindle, is “independent” as defined in the listing standards of the Nasdaq Stock Market. Messrs. Flair and Prindle are not independent because they are our executive officers. In determining the independence of our directors, the board of directors considered relationships between BayVanguard Bank and our directors that are not required to be reported under “—Transactions with Certain Related Persons,” consisting of deposit accounts that our directors maintain at BayVanguard Bank.

Item 14. Principal Accounting Fees and Services.

Audit Fees. The aggregate fees billed for professional services rendered by FORVIS, LLP for the audit of the Company’s annual financial statements for 2023 and 2022 were $390,000 and $135,000, respectively.

Audit-Related Fees. Fees billed for professional services rendered by FORVIS, LLP that were reasonably related to the performance of the audits described above, including fees for services associated with Securities and Exchange Commission registration statements or other documents filed in connection with securities offerings, including comfort letters, consents and assistance with review of documents filed with the Securities and Exchange Commission, for 2023 and 2022 were $0 and $0, respectively.

Tax Fees. The aggregate fees billed for professional services by FORVIS, LLP for tax services for 2023 and 2022 were $38,000 and $18,000, respectively.

There were no fees billed for professional services rendered for the Company by FORVIS, LLP for services other than those listed above for 2023 and 2022.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor

The Audit Committee has adopted a policy for approval of audit and permitted non-audit services by the Company’s independent registered public accounting firm. The Audit Committee will consider annually and approve the provision of audit services by the independent registered public accounting firm and, if appropriate, approve the provision of certain defined audit and non-audit services. The Audit Committee also will consider on a case-by-case basis and, if appropriate, approve specific engagements.

Any proposed specific engagement may be presented to the Audit Committee for consideration at its next regular meeting or, if earlier consideration is required, to the Audit Committee or one or more of its members. The member(s) to whom such authority is delegated shall report any specific approval of services at its next regular meeting. The Audit Committee will regularly review summary reports detailing all services being provided to the Company by its independent registered public accounting firm.

During the year ended December 31, 2023, all audit-related fees, tax fees, and all other fees set forth in the table above were approved by the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

3.1 Amended and Restated Articles of Incorporation of BV Financial, Inc. (incorporated by reference to

Exhibit 3.1 to the Company’s Registration Statement on Form 8-A (Commission File No. 001-41764),

filed on July 31, 2023)

3.2 Amended and Restated Bylaws of BV Financial, Inc. (incorporated by reference to Exhibit 3.2 to the

Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-270496), filed on

March 13, 2023)

4.1 Form of Common Stock Certificate of BV Financial, Inc. (incorporated by reference to Exhibit 4 the

Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-270496), filed on

March 13, 2023)

4.2 Description of BV Financial, Inc.’s Securities

10.1 Employment Agreement between BayVanguard Bank, BV Financial, Inc., Bay-Vanguard, M.H.C. and

David M. Flair (incorporated by reference to Exhibit 10.1 the Company’s Registration Statement on

Form S-1, as amended (Commission File No. 333-270496), as filed on March 13, 2023)

10.2 Employment Agreement between BayVanguard Bank, BV Financial, Inc., Bay-Vanguard, M.H.C. and

Timothy L. Prindle (incorporated by reference to Exhibit 10.2 the Company’s Registration Statement on

Form S-1, as amended (Commission File No. 333-270496), as filed on March 13, 2023)

10.3 Change in Control Agreement between BayVanguard Bank and Michael J. Dee (incorporated by reference to Exhibit 10.3 the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-270496), as filed on March 13, 2023)

10.4 Salary Continuation Agreement between BayVanguard Bank and David M. Flair (incorporated by reference to Exhibit 10.4 the Company’s Registration Statement on Form S-1, as amended (Commission

File No. 333-270496), as filed on March 13, 2023)

10.5 Salary Continuation Agreement between BayVanguard Bank and Timothy L. Prindle (incorporated by reference to Exhibit 10.5 the Company’s Registration Statement on Form S-1, as amended (Commission

File No. 333-270496), as filed on March 13, 2023)

10.6 Split Dollar Agreement for David M. Flair (incorporated by reference to Exhibit 10.6 the Company’s

Registration Statement on Form S-1, as amended (Commission File No. 333-270496), as filed on

March 13, 2023)

10.7 BV Financial, Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 the Company’s

Registration Statement on Form S-1, as amended (Commission File No. 333-270496), as filed on

March 13, 2023)

10.8 BV Financial, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 the Company’s

Registration Statement on Form S-1, as amended (Commission File No. 333-270496), as filed on

March 13, 2023)

10.9 Amended and Restated Supplemental Director Retirement Agreement with Brian K. McHale (incorporated by reference to Exhibit 10.9 the Company’s Registration Statement on Form S-1, as amended (Commission

File No. 333-270496), as filed on March 13, 2023)

21 Subsidiaries of Registrant

23 Consent of FORVIS, LLP

31.1 Certification of Co-President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities

Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Co-President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities

Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934,

as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification of Co-President and Chief Executive Officers and Chief Financial Officer pursuant to 18

U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.7 Clawback Policy

101 The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended

December 31, 2023, formatted in XBRL: (i) Balance Sheets, (ii) Statements of Income, (iii) Statements of

Comprehensive Income, (iv) Changes in Stockholders’ Equity, (v) Statements of Cash Flows and (vi)

Notes to the Financial Statements.

Management contract or compensation plan or arrangement.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BV FINANCIAL, INC.

Date: March 22, 2024	By:	/s/ Timothy L. Prindle
Timothy L. Prindle
Co-President and Chief Executive Officer

Date: March 22, 2024	By:	/s/ David M. Flair
David M. Flair
Co-President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Timothy L. Prindle	Co-President and Chief Executive Officer (Principal Executive Officer), and Director	March 22, 2024
Name /s/ David M. Flair	Co-President and Chief Executive Officer (Principal Executive Officer), and Director	March 22, 2024
Name
/s/ Michael J. Dee	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 22, 2024
Name /s/ Gary T. Amereihn	Chairman of the Board	March 22, 2024
Name

/s/ William Streett Baldwin	Director	March 22, 2024
Name

/s/ William B. Compton, III	Director	March 22, 2024
Name

/s/ Joseph S. Galli	Director	March 22, 2024
Name

/s/ P. David Bramble	Director	March 22, 2024
Name

/s/ Brian K. McHale	Director	March 22, 2024
Name

/s/ Joshua W. Posnick	Director	March 22, 2024
Name

/s/ Machteld V. Thomas	Director	March 22, 2024
Name