Form 10-Q
period 2024-03-31
BV Financial, Inc.
filed 2024-05-13
CIK 1302387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024
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

As of May 10, 2024, the registrant had 11,375,803 shares of common stock outstanding.

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
(dollars in thousands, except per share amounts)	(unaudited)	(derived from audited financial statements)

Assets
Cash	$8,520	$9,260
Interest-bearing deposits in other banks	70,317	64,482
Cash and cash equivalents	78,837	73,742
Equity investment	246	256
Securities available for sale	33,752	34,781
Securities held to maturity (fair value of $9,154 and $9,206, ACL of $5 and $6)	10,153	10,209
Total loans	708,736	704,802
Allowance for credit losses	(8,506)	(8,554)
Net loans	700,230	696,248
Foreclosed real estate	170	170
Premises and equipment, net	14,473	14,250
Federal Home Loan Bank of Atlanta stock, at cost	654	626
Investment in life insurance	19,744	19,657
Accrued interest receivable	3,147	3,279
Goodwill	14,420	14,420
Intangible assets, net	967	1,012
Deferred tax assets, net	8,699	8,969
Other assets	7,053	7,635
Total assets	$892,545	$885,254
Liabilities and Stockholders' Equity
Liabilities
Noninterest-bearing deposits	$139,107	$142,030
Interest-bearing deposits	500,381	492,090
Total deposits	639,488	634,120
Subordinated debentures	34,767	37,251
Other liabilities	16,538	14,818
Total liabilities	690,793	686,189
Stockholders' equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding; Common stock, $0.01 par value; 45,000,000 shares authorized at March 31, 2024 and December 31, 2023; 11,375,803 shares issued and outstanding as of March 31, 2024 and December 31, 2023	114	114
Paid-in capital	110,534	110,465
Retained earnings	100,346	97,772
Unearned common stock held by employee stock ownership plan	(7,286)	(7,328)
Accumulated other comprehensive loss	(1,956)	(1,958)
Total stockholders' equity	201,752	199,065
Total liabilities and stockholders' equity	$892,545	$885,254

See notes to consolidated financial statements. 1

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(dollars in thousands, except per share amounts)	Three Months Ended March 31,
Interest Income	2024	2023
Loans, including fees	$9,782	$8,773
Investment securities available for sale	306	266
Investment securities held to maturity	92	93
Other interest income	824	556
Total interest income	11,004	9,688
Interest Expense
Interest on deposits	1,986	665
Interest on FHLB borrowings	—	289
Interest on subordinated debentures	1,055	534
Total interest expense	3,041	1,488
Net interest income	7,963	8,200
Provision for credit losses	18	2
Net interest income after provision for credit losses	7,945	8,198
Noninterest Income
Service fees on deposits	103	94
Fees from debit cards	171	173
Income from investment in life insurance	87	318
Other income	217	222
Total noninterest income	578	807
Noninterest Expense
Compensation and related benefits	3,129	2,879
Occupancy	438	416
Data processing	377	349
Advertising	5	13
Professional fees	112	200
Equipment	102	105
Foreclosed real estate and holding costs	5	127
Amortization of intangible assets	45	46
FDIC insurance premiums	83	54
Other	627	511
Total noninterest expense	4,923	4,700
Net income before tax	3,600	4,305
Income tax expense	1,026	1,190
Net income	$2,574	$3,115
Basic earnings per share	$0.24	$0.39
Diluted earnings per share	$0.24	$0.39

See notes to consolidated financial statements. 2

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Net income	$2,574	$3,115

Other comprehensive income
Unrealized loss on securities available for sale	3	369
Income tax relating to securities available for sale	(1)	(101)
Other comprehensive income	2	268

Total comprehensive income	$2,576	$3,383

See notes to consolidated financial statements. 3

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(unaudited)

For the Three Months Ended March 31, 2024 and 2023

(dollars in thousands)	Common stock	Paid-in capital	Unearned common stock held by ESOP	Retained earnings	Accumulated other comprehensive loss	Total

Balance, December 31, 2023	$114	$110,465	$(7,328)	$97,772	$(1,958)	$199,065
Net income	—	—	—	2,574	—	2,574
Other comprehensive income
(net of tax of $1)	—	—	—	—	2	2
Stock compensation	—	69	—	—	—	69
ESOP shares committed to be released	—	—	42	—	—	42

Balance, March 31, 2024	$114	$110,534	$(7,286)	$100,346	$(1,956)	$201,752

(dollars in thousands)	Common stock	Paid-in capital	Unearned common stock held by ESOP	Retained earnings	Accumulated other comprehensive loss	Total

Balance, December 31, 2022	$74	$15,406	$—	$84,612	$(2,341)	$97,751
Net income	—	—	—	3,115	—	3,115
Other comprehensive income
(net of tax of $101)	—	—	—	—	268	268
Stock compensation	—	66	—	—	—	66
CECL ASU Transition	—	—	—	(547)	—	(547)

Balance, March 31, 2023	$74	$15,472	$—	$87,180	$(2,073)	$100,653

See notes to consolidated financial statements. 4

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Cash flows from operating activities
Net income	$2,574	$3,115
Adjustments to reconcile net income to net cash provided by operating activities
Net accretion of discounts and premiums	—	(109)
Provision for credit losses	18	2
Amortization of deferred loan fees/costs	(38)	(173)
Amortization of intangible assets	45	46
Amortization of debt issuance costs	39	39
Write-off fair market value of subordinate debt	566	0
Depreciation of premises and equipment	212	218
Deferred tax expense	269	—
Increase in cash surrender value of life insurance	(87)	(83)
Stock-based compensation expense	27	65
Decrease in accrued interest and other assets	714	431
Increase in other liabilities	228	56
Net cash provided by operating activities	4,567	3,607
Cash flows from investing activities
Proceeds from maturities and principal payments of investment securities available for sale	6,321	1,243
Purchases of investment securities available for sale	(5,328)	(4,002)
Proceeds from maturities and principal payments of investment securities held to maturity	56	58
Net increase in loans	(3,869)	(14,213)
Purchase of premises and equipment	(435)	(49)
Proceeds from life insurance benefits	—	731
Proceeds from sale of Federal Home Loan Bank stock	—	8
Purchase of Federal Home Loan Bank of Atlanta stock	(28)	(1,083)
Net cash used in investing activities	(3,283)	(17,307)
Cash flows provided by financing activities
(Decrease) increase in official checks	(218)	400
Net increase (decrease) in deposits	5,412	(17,525)
Increase in advance payments by borrowers for taxes and insurance	1,710	1,280
Advances from the Federal Home Loan Bank of Atlanta	—	25,500
Repayment of subordinate debt	(3,093)	—
Net cash provided by financing activities	3,811	9,655
Net increase (decrease) in cash and cash equivalents	5,095	(4,045)
Cash and cash equivalents at beginning of period	73,742	68,652
Cash and cash equivalents at end of period	$78,837	$64,607
Supplementary cash flows information
Interest paid	$2,480	$1,488
Income taxes paid	$269	$1,190
Supplementary noncash transactions

Impact of ASC 326 adoption	$—	$547

See notes to consolidated financial statements. 5

BV FINANCIAL, INC. AND SUBSIDIARIES

Note 1 – Summary Of Significant Accounting Policies

General

The unaudited consolidated financial statements and other financial information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes, of BV Financial, Inc. (the "Company") included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Basis of Financial Statement Presentation and Significant Estimates

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America "GAAP". In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for credit losses, goodwill and intangible asset impairment, and the valuation of deferred tax assets.

BV FINANCIAL, INC. AND SUBSIDIARIES

Significant Group Concentrations of Credit Risk

A significant portion of the Company's activities are with customers located within the Baltimore metropolitan area and on the Eastern Shore of Maryland. The Company does not have any significant concentrations to any one industry or customer.

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

When the fair value of an AFS debt security has declined below its amortized cost basis, the Company is required to assess whether the decline is from a credit loss or other factors. For securities that are not explicitly guaranteed by the federal government, an analysis is performed on the individual security using the latest available information to determine if the decline in fair value is attributable to a credit loss. If such determination is made, the Company would record an allowance for credit loss for the debt instrument. As of March 31, 2024, we have recognized no credit losses on AFS securities.

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

The allowance for credit losses ("ACL") for HTM securities is computed using bond global default rates tracked by
S&P with a loss given default of 45%. Accrued interest receivable on the HTM debt securities excluded from this analysis totaled $12,000 at March 31, 2024.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank System to hold stock of its district Federal
Home Loan Bank (the “FHLB") in an amount determined by both asset size and borrowings from the FHLB. Purchases and sales of stock are made directly with the FHLB at par value.

The Bank held $654,000 and $626,000 of FHLB restricted stock at March 31, 2024 and December 31, 2023, respectively.

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

BV FINANCIAL, INC. AND SUBSIDIARIES

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

Mortgage Loans Held for Sale

Mortgages originated for sale are carried at the lower of aggregate cost or fair value of each outstanding loan. Sales of loans are recorded when the proceeds are received. Any gain or loss is recorded in noninterest income. There were no mortgage loans held for sale on March 31, 2024 or December 31, 2023.

The Company sells certain of its mortgage loans on a best effort basis to third-party investors on a servicing released basis. Upon sale and delivery, loans are legally isolated from the Company and the Company has no ability to restrict or constrain the ability of third-party investors to pledge or exchange the mortgage loans. The Company does not have the entitlement or ability to repurchase the mortgage loans or unilaterally cause third-party investors to put the mortgage loans back to the Company.

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

BV FINANCIAL, INC. AND SUBSIDIARIES

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

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates it is likely an impairment has occurred. Any impairment of goodwill would be recorded against income in the period of impairment.

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

Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the appropriate period. Diluted earnings per share are computed by dividing net income by the weighted average shares outstanding as adjusted for the dilutive effect of stock options based on the treasury stock method. Unearned ESOP shares are removed from the weighted average number of shares in the calculations. As of March 31, 2024 and March 31, 2023, the Company had 55,648 and 36,350 shares, respectively, of unexercised stock options. As a result of the

BV FINANCIAL, INC. AND SUBSIDIARIES

Conversion, the shares have been adjusted to reflect the 1.5309-to-1 exchange ratio. Options with an exercise price greater than the average market price of the common shares are excluded from the calculation as their effect would be anti-dilutive.

Information related to the calculation of earnings per share is presented in Note 12.

Stock-Based Compensation

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

Accounting Standards Updates

ASU 2023-07, “Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures.” The amendments in ASU 2023-07 are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. This ASU requires disclosure of significant segment expenses that are regularly provided to the chief operating decision mark (“CODM”), an amount for other segment items by reportable segment and a description of its composition, all annual disclosures required by FASB ASU Topic 280 in interim periods as well, and the title and position of the CODM and how the CODM uses the reported measures. Additionally, this ASU requires that at least one of the reported segment profit and loss measures should be the measure that is most consistent with the measurement principles used in an entity’s consolidated financial statements. Lastly, this ASU requires public business entities with a single reportable segment to provide all disclosures required by these amendments in this ASU and all existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively. The adoption of ASU 2023-07 is not expected to have a material impact on the Bank’s financial statements.

ASU 2023-09, “Income Taxes (Topic 740), Improvement to Income Tax Disclosures.” The amendments in ASU 2023-09 require an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, which is greater than five percent of the amount computed by multiplying pretax income by the entity’s applicable statutory rate, on an annual basis. Additionally, the amendments in this ASU require an entity to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions that are equal to or greater than five percent of total income taxes paid (net of refunds received). Lastly, the amendments in this ASU require an entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. This ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis; however, retrospective application is permitted. The adoption of ASU 2023-09 is not expected to have a material impact on the Bank’s financial statements.

BV FINANCIAL, INC. AND SUBSIDIARIES

Note 2 - Securities

Securities available for sale at March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Available for sale
Agencies	$691	$—	$1	$690
Corporate securities	1,724	—	292	1,432
Mortgage-backed securities	28,700	4	2,405	26,299
Treasury	5,335	—	4	5,331
Total	$36,450	$4	$2,702	$33,752

	December 31, 2023
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Available for sale
Agencies	$4,728	$—	$5	$4,723
Corporate securities	1,722	—	304	1,418
Mortgage-backed securities	31,032	5	2,397	28,640
Total	$37,482	$5	$2,706	$34,781

Securities held to maturity at March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Held to maturity
Agencies	$4,002	$—	$19	$3,983
Corporate securities (1)	3,195	—	542	2,653
Mortgage-backed securities	2,956	2	440	2,518
Total	$10,153	$2	$1,001	$9,154

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Held to maturity
Agencies	$4,003	$—	$22	$3,981
Corporate securities (1)	3,194	—	570	2,624
Mortgage-backed securities	3,012	3	414	2,601
Total	$10,209	$3	$1,006	$9,206

(1) Amount is net of CECL credit reserve of $5,000 at March 31, 2024 and $6,000 at December 31, 2023.

The Company pledged securities with an amortized cost of $35.4 million and a fair value of $32.5 million at March 31, 2024 to secure deposits from municipalities. At December 31, 2023, the Company pledged securities with an amortized cost of $41.4 million and a fair value of $38.6 million to secure deposits from municipalities.The amortized cost and fair value of securities

BV FINANCIAL, INC. AND SUBSIDIARIES

as of March 31, 2024 and December 31, 2023, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without prepayment penalties.

	March 31, 2024
	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	cost	value	cost	value

Maturing
Due under one year	$18,792	$18,634	$4,190	$4,169
Due after one year through five years	3,486	3,318	3,223	2,680
Due after five years through ten years	1,929	1,612	520	481
Due after ten years	12,243	10,188	2,220	1,824
Total	$36,450	$33,752	$10,153	$9,154

	December 31, 2023
	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	cost	value	cost	value

Maturing
Due under one year	$8,156	$8,053	$4,003	$3,981
Due after one year through five years	4,605	4,478	25	24
Due after five years through ten years	7,788	7,350	3,745	3,138
Due after ten years	16,933	14,900	2,436	2,063
Total	$37,482	$34,781	$10,209	$9,206

All mortgage-backed securities are guaranteed by Freddie Mac, Fannie Mae or Ginnie Mae.

BV FINANCIAL, INC. AND SUBSIDIARIES

Investment securities with unrealized losses for continuous periods of less than 12 months and 12 months or longer are as follows:

	Less than 12 months		Over 12 months		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
March 31, 2024	losses	value	losses	value	losses	value
(dollars in thousands)
Available for sale
Corporate securities	$60	$690	$232	$742	$292	$1,432
Agency securities	1	690	—	—	1	690
Mortgage-backed securities	1	78	2,404	24,319	2,405	24,397
Treasuries	4	5,331	—	—	4	5,331
Total	$66	$6,789	$2,636	$25,061	$2,702	$31,850

Held to maturity
Corporate securities (1)	$—	$—	$542	$2,653	$542	$2,653
Agency securities	—	—	19	3,983	19	3,983
Mortgage-backed securities	—	22	440	2,396	440	2,418
Total	$—	$22	$1,001	$9,032	$1,001	$9,054

	Less than 12 months		Over 12 months		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
December 31, 2023	losses	value	losses	value	losses	value
(dollars in thousands)
Available for sale
Corporate securities	$83	$667	$221	$751	$304	$1,418
Agency securities	5	4,723	—	—	5	4,723
Mortgage-backed securities	1	478	2,396	26,152	2,397	26,630
Total	$89	$5,868	$2,617	$26,903	$2,706	$32,771

Held to maturity
Corporate securities (1)	$—	$—	$570	$2,624	$570	$2,624
Agency securities	—	—	22	3,981	22	3,981
Mortgage-backed securities	—	14	414	2,482	414	2,496
Total	$—	$14	$1,006	$9,087	$1,006	$9,101

(1) Fair value amount is net of CECL credit reserve of $5,000 at March 31, 2024 and $6,000 at December 31, 2023.

As of March 31, 2024 and December 31, 2023, the Company determined that for its available-for-sale debt securities in an unrealized loss position, it did not intend to sell nor was it more likely than not that it would be required to sell the security and that the decline in fair value was not due to credit factors, put due to changes in interest rates and other factors. Accordingly, at March 31, 2024 and December 31, 2023, the Company did not record an allowance for credit losses for its available-for-dale debt securities.

BV FINANCIAL, INC. AND SUBSIDIARIES

We monitor the credit quality of HTM debt securities through both internal analysis performed on a quarterly basis and credit ratings when available. The following table reflects the credit ratings for the HTM debt securities at March 31, 2024.

(dollars in thousands)	AAA	A-	BBB/BBB+	BBB-	Not Rated	Total

Corporate securities	$—	$499	$1,248	$698	$750	$3,195
Agency securities	4,002	—	—	—	—	4,002
Mortgage-backed securities	2,956	—	—	—	—	2,956
	$6,958	$499	$1,248	$698	$750	$10,153

The following table provides a breakdown of our HTM debt securities by year of origination at March 31, 2024.

(dollars in thousands)	Total	2023	2022	2021	2020	2019	Prior
Corporate securities	$3,195	$—	$750	$2,445	$—	$—	$—
Agency securities	4,002	—	4,002	—	—	—	—
Mortgage-backed securities	2,956	—	1,820	134	—	—	1,002
	$10,153	$—	$6,572	$2,579	$—	$—	$1,002

The following table is a roll forward of our allowance for credit losses on HTM debt securities at March 31, 2024.

(dollars in thousands)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Beginning Balance	$6	$—
Impact of adopting ASC 326	—	10
(Recovery) for credit losses	(1)	(3)
Ending Balance	$5	$7

BV FINANCIAL, INC. AND SUBSIDIARIES

Note 3 – Loans Receivable

Portfolio loans, net of deferred costs and fees, are summarized by type as follows at March 31, 2024 and December 31, 2023:

	Period Ended
	March 31, 2024		December 31, 2023
(dollars in thousands)	Amount	Percent	Amount	Percent
Real estate
One to four family - owner occupied	$128,585	18.14%	$130,026	18.45%
One to four family - non owner occupied	103,957	14.67%	108,090	15.34%
Commercial owner occupied	100,139	14.13%	102,512	14.54%
Commercial investor	292,109	41.20%	287,194	40.76%
Construction and land	22,575	3.19%	21,865	3.10%
Farm loans	14,567	2.06%	14,877	2.11%
Total real estate loans	661,932	93.39%	664,564	94.30%

Marine and other consumer loans	17,990	2.54%	18,279	2.59%
Guaranteed by U.S. Government	3,517	0.50%	3,715	0.53%
Commercial	25,297	3.57%	18,244	2.58%
Total consumer and commercial	46,804	6.61%	40,238	5.70%

Total loans	708,736	100.0%	704,802	100.0%
Allowance for credit losses	(8,506)		(8,554)
Total loans, net of deferred costs and fees	$700,230		$696,248

Net deferred loan origination fees and costs at March 31, 2024 and December 31, 2023 totaled $1.9 million and $1.8 million, respectively.

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

Marine Loans – Marine loans are typically made to consumers and are secured by marine-based collateral. Credit risk is similar to real estate loans above as it is subject to the borrower’s continuing financial stability and the value of the collateral securing the loan. Marine loans may entail greater risk than residential mortgage loans, as they are collateralized by assets that depreciate rapidly. Repossessed collateral for a defaulted loan may not provide an adequate source of repayment for the outstanding.

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

BV FINANCIAL, INC. AND SUBSIDIARIES

Guaranteed by the U.S. Government – Loans guaranteed by the U.S. Government present similar risks as reflected in the other categories mentioned herein. However, the primary differentiating factor is that an explicit guarantee is provided by the government, therefore substantially mitigating any risk of loss in the event of credit deterioration.

Commercial – Commercial loans are secured or unsecured loans for business purposes. Loans are typically secured by accounts receivable, inventory, equipment and/or other assets of the business. Credit risk arises from the successful operation of the business which may be affected by competition, rising interest rates, regulatory changes and adverse conditions in the local and regional economy.

Non-accrual loans as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024			December 31, 2023
	No	With an		No	With an
(dollars in thousands)	Allowance	Allowance	Total	Allowance	Allowance	Total
Real estate
One to four family - owner occupied	$1,303	$—	$1,303	$1,160	$—	$1,160
One to four family - non owner occupied	190	—	190	273	—	273
Commercial owner occupied	704	—	704	739	—	739
Commercial investor	7,844	—	7,844	8,057	—	8,057
Construction and land	314	—	314	321	—	321
Commercial	388	—	388	—	—	—
Total real estate loans	10,743	—	10,743	10,550	—	10,550

Marine and other consumer loans	2	—	2	4	—	4
Total consumer and commercial loans	2	—	2	4	—	4

Total nonaccrual loans	$10,745	$—	$10,745	$10,554	$—	$10,554

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

The Company considers a loan to be past due or delinquent when the terms of the contractual obligation are not met by the borrower. An analysis of days past due loans as of March 31, 2024 follows:

	March 31, 2024
	30 - 59	60 - 89	90+
	Days	Days	Days	Total	Current	Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Real estate
One to four family - owner occupied	$2,604	$—	$787	$3,391	$125,194	$128,585
One to four family - non owner occupied	—	—	—	—	103,957	103,957
Commercial owner occupied	1,029	295	436	1,760	98,379	100,139
Commercial investor	329	—	6,808	7,137	284,972	292,109
Construction and land	550	—	256	806	21,769	22,575
Farm loans	—	—	—	—	14,567	14,567
Total real estate loans	4,512	295	8,287	13,094	648,838	661,932

Marine and other consumer loans	46	—	—	—	17,990	17,990
Guaranteed by U.S. Government	104	—	—	104	3,413	3,517
Commercial	—	—	388	388	24,909	25,297
Total consumer and commercial loans	150	—	388	492	46,312	46,804

Total loans	$4,662	$295	$8,675	$13,586	$695,150	$708,736

BV FINANCIAL, INC. AND SUBSIDIARIES

An analysis of days past due loans as of December 31, 2023 follows:

	December 31, 2023
	30 - 59	60 - 89	90+
	Days	Days	Days	Total	Current	Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Real estate
One to four family - owner occupied	$2,043	$645	$619	$3,307	$126,719	$130,026
One to four family - non owner occupied	322	—	219	541	107,549	108,090
Commercial owner occupied	901	—	468	1,369	101,143	102,512
Commercial investor	371	—	6,907	7,278	279,916	287,194
Construction and land	826	—	258	1,084	20,781	21,865
Farm loans	—	—	—	—	14,877	14,877
Total real estate loans	4,463	645	8,471	13,579	650,985	664,564

Marine and other consumer loans	39	—	—	39	18,240	18,279
Guaranteed by U.S. Government	—	—	—	—	3,715	3,715
Commercial	—	401	—	401	17,843	18,244
Total consumer and commercial loans	39	401	—	440	39,798	40,238

Total loans	$4,502	$1,046	$8,471	$14,019	$690,783	$704,802

Allowance for Credit Losses ("ACL")

The following tables detail activity in the ACL at and for the three months ended March 31, 2024 and 2023. An allocation of the allowance to one category of loans does not prevent the Company from using that allowance to absorb losses in a different category.

Three Months Ended	March 31, 2024
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions (recovery)	Ending Balance
Real estate
One to four family - owner occupied	$1,728	$—	$52	$(83)	$1,697
One to four family - non owner occupied	1,030	(1)	29	(43)	1,015
Commercial owner occupied	563	—	3	12	578
Commercial investor	3,725	—	—	(155)	3,570
Construction and land	772	—	1	(10)	763
Farm loans	179	—	—	(5)	174
Total real estate loans	7,997	(1)	85	(284)	7,797

Marine and other consumer loans	403	—	1	24	428
Other consumer	—	—	—	—	—
Guaranteed by U.S. Government	—	—	—	—	—
Commercial	154	—	—	127	281
Total consumer and commercial	557	—	1	151	709

Total loans	$8,554	$(1)	$86	$(133)	$8,506

The following table summarized the ACL activity for the three months ended March 31, 2024.

(dollars in thousands)
Reduction in credit losses - loans	$(133)
Reduction in allowance for securities - HTM	(1)
Provision for allowance for credit losses - unfunded commitments	152
Provision for credit losses per the consolidated statements of income	$18

BV FINANCIAL, INC. AND SUBSIDIARIES

Three Months Ended	March 31, 2023
(dollars in thousands)	Beginning Balance	Impact of ASC 326 Adoption	Charge-offs	Recoveries	Provisions (recovery)	Ending Balance
Real estate
One to four family - owner occupied	$344	$1,117	$—	$9	$—	$1,470
One to four family - non owner occupied	562	356	—	21	—	939
Commercial owner occupied	366	78	—	—	—	444
Commercial investor	2,272	1,506	—	—	13	3,791
Construction and land	93	496	—	5	—	594
Farm loans	17	135	—	—	—	152
Total real estate loans	3,654	3,688	—	35	13	7,390

Marine and other consumer loans	68	336	(1)	3	—	406
Commercial	91	208	—	—	—	299
Total consumer and commercial	159	544	(1)	3	—	705

Total loans	$3,813	$4,232	$(1)	$38	$13	$8,095

The following table summarized the ACL activity for the three months ended March 31, 2023.

(dollars in thousands)
Provision for credit losses - loans	$13
Reduction in allowance for securities - HTM	(3)
Reduction in allowance for credit losses - unfunded commitments	(8)
Provision for credit losses per the consolidated statement of income	$2

BV FINANCIAL, INC. AND SUBSIDIARIES

Term Loans by Origination Year

(dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at March 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
One to four family - owner occupied
Pass	$246	$6,364	$7,859	$13,142	$9,865	$79,621	$10,610	$127,707
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	343	—	499	36	878
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One to four family - owner occupied	$246	$6,364	$7,859	$13,485	$9,865	$80,120	$10,646	$128,585
Current Period Gross Write-off	$—	$—	$—	$—	$—		$—	$—

One to four family - non owner occupied
Pass	$564	$13,201	$30,583	$18,812	$10,292	$28,656	$—	$102,108
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,849	—	1,849
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One to four family - non owner occupied	$564	$13,201	$30,583	$18,812	$10,292	$30,505	$—	$103,957
Current Period Gross Write-off	$—	$—	$—	$—	$—	$(1)	$—	$(1)

Commercial owner occupied
Pass	$1,496	$20,582	$15,984	$16,526	$5,896	$33,503	$—	$93,987
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—		935	5,217	—	6,152
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial owner occupied	$1,496	$20,582	$15,984	$16,526	$6,831	$38,720	$—	$100,139
Current Period Gross Write-off	$—	$—	$—	$—	$—		$—	$—

Commercial investor
Pass	$3,101	$68,455	$96,594	$65,434	$15,469	$35,212	$—	$284,265
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	6,808	1,036	—	7,844
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial investor	$3,101	$68,455	$96,594	$65,434	$22,277	$36,248	$—	$292,109
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Construction and land
Pass	$8,167	$7,842	$1,527	$2,037	$487	$688	$—	$20,748
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	1,546	281	—	1,827
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Construction and land	$8,167	$7,842	$1,527	$2,037	$2,033	$969	$—	$22,575
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Farm loans
Pass	$328	$—	$4,137	$1,815	$259	$8,028	$—	$14,567
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Farm loans	$328	$—	$4,137	$1,815	$259	$8,028	$—	$14,567
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Marine and other consumer loans
Pass	$309	$3,387	$2,151	$6,335	$1,751	$4,055	$—	$17,988
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	2	—	2
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Marine and other consumer loans	$309	$3,387	$2,151	$6,335	$1,751	$4,057	$—	$17,990
Current Period Gross Write-off	$—	$—	$—	$—	$—		$—	$—

Guaranteed by U.S. Government
Pass	$—	$-	$—	$—	$24	$3,493	$—	$3,517
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Guaranteed by U.S. Government	$—	$—	$—	$—	$24	$3,493	$—	$3,517
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$4,679	$467	$4,069	$7,948	$3,456	$3,600	$—	$24,219
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	388	—	—	690	—	1,078
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial	$4,679	$467	$4,457	$7,948	$3,456	$4,290	$—	$25,297
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

(dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at March 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
Total Loans
Pass	$18,890	$120,298	$162,904	$132,049	$47,499	$196,856	$10,610	$689,106
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	388	343	9,289	9,574	36	19,630
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total loans	$18,890	$120,298	$163,292	$132,392	$56,788	$206,430	$10,646	$708,736

BV FINANCIAL, INC. AND SUBSIDIARIES

Term Loans by Origination Year

(dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
One to four family - owner occupied
Pass	$6,387	$7,906	$13,727	$9,974	$9,707	$71,463	$10,492	$129,656
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	331	39	370
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One to four family - owner occupied	$6,387	$7,906	$13,727	$9,974	$9,707	$71,794	$10,531	$130,026
Current Period Gross Write-off	$—	$—	$—	$—	$—	$(2)	$—	$(2)

One to four family - non owner occupied
Pass	$13,810	$30,603	$20,582	$10,742	$7,611	$22,795	$—	$106,143
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,947	—	1,947
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One to four family - non owner occupied	$13,810	$30,603	$20,582	$10,742	$7,611	$24,742	$—	$108,090
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Commercial owner occupied
Pass	$20,967	$16,071	$16,642	$5,998	$5,071	$31,536	$—	$96,285
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	943	1,502	3,782	—	6,227
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial owner occupied	$20,967	$16,071	$16,642	$6,941	$6,573	$35,318	$—	$102,512
Current Period Gross Write-off	$—	$—	$—	$—	$—	$(3)	$—	$(3)

Commercial investor
Pass	$68,682	$89,812	$65,624	$16,205	$9,991	$28,823	$—	$279,137
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	6,907	—	1,150	—	8,057
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial investor	$68,682	$89,812	$65,624	$23,112	$9,991	$29,973	$—	$287,194
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Construction and land
Pass	$6,901	$9,650	$2,271	$650	$—	$704	$—	$20,176
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	1,400	—	289	—	1,689
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Construction and land	$6,901	$9,650	$2,271	$2,050	$—	$993	$—	$21,865
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Farm loans
Pass	$—	$4,141	$2,281	$261	$2,641	$5,553	$—	$14,877
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Farm loans	$—	$4,141	$2,281	$261	$2,641	$5,553	$—	$14,877
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Marine and other consumer loans
Pass	$3,542	$2,187	$6,417	$1,788	$396	$3,945	$—	$18,275
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	4	—	4
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Marine and other consumer loans	$3,542	$2,187	$6,417	$1,788	$396	$3,949	$—	$18,279
Current Period Gross Write-off	$—	$—	$—	$—	$—	$(80)	$—	$(80)

Guaranteed by U.S. Government
Pass	$—	$-	$—	$26	$417	$3,272	$—	$3,715
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Guaranteed by U.S. Government	$—	$—	$—	$26	$417	$3,272	$—	$3,715
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$501	$4,299	$6,236	$2,000	$628	$3,483	$—	$17,147
Special Mention	—	400	—	—	—	—	—	400
Substandard	—	—	—	—	—	697	—	697
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial	$501	$4,699	$6,236	$2,000	$628	$4,180	$—	$18,244
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

(dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Total Loans
Pass	$120,790	$164,669	$133,780	$47,644	$36,462	$171,574	$10,492	$685,411
Special Mention	—	400	—	—	—	—	—	400
Substandard	—	—	—	9,250	1,502	8,200	39	18,991
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total loans	$120,790	$165,069	$133,780	$56,894	$37,964	$179,774	$10,531	$704,802

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

BV FINANCIAL, INC. AND SUBSIDIARIES

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

Through our loan evaluation process, we have identified certain loans for which the primary source of loan repayment may no longer be a viable option. The Company is dependent on the liquidation of the collateral to provide funds for repayment of the loan. The following table shows the loans determined by management to be collateral dependent at March 31, 2024.

	Loan Balance	Estimated Collateral Values	Loan Balance	Estimated Collateral Values
(dollars in thousands)	Real Estate	Real Estate	Business\Other Assets	Business\Other Assets
One to four family - owner occupied	$1,303	$4,559	$—	$—
One to four family - non-owner occupied	190	451	—	—
Commercial owner occupied real estate	704	1,820	—	—
Commercial investor real estate	7,844	10,070	—	—
Construction and land	314	822	—	—
Commercial	97	210	—	124
Marine and other consumer	—	—	2	27
Total	$10,452	$17,932	$2	$151

BV FINANCIAL, INC. AND SUBSIDIARIES

Borrowers experiencing financial difficulty ("BEFD") modifications included in the individually assessed loan schedules above, as of March 31, 2024 were as follows:

(dollars in thousands)	Number of Loans	Amortized Cost
One to four family - owner occupied	3	$249
One to four family - non owner occupied	1	130
Commercial investor real estate	1	1,036
Farm loans	1	785
Total accrual BEFD modification loans	6	$2,200

Modifications on non-accrual	1	$1,036

All BEFD modifications were loan term extensions. There were no BEFD modifications past due as of March 31, 2024. There was one loan, on non-accrual, that had payment defaults in the past 12 months.

The following tables detail the amortized cost basis at the end of the reporting period for loans made to borrowers experiencing financial difficulty during the three months ended March 31, 2024.

	Three Months Ended March 31, 2024
(dollars in thousands)	Term Extensions	Payment Deferral and Term Extensions	Total	Percentage of Total Loans
One to four family - owner occupied	$249	$—	$249	0.04%
One to four family - non-owner occupied	130	—	130	0.02%
Commercial investor real estate	1,036	—	1,036	0.14%
Faarm loans	785	—	785	0.11%
Total	$2,200	$—	$2,200	0.31%

Note 4 - Goodwill And Other Intangible Assets

Goodwill and other intangible assets are presented in the tables below.

(dollars in thousands)	As of March 31, 2024	As of December 31, 2023

Goodwill	$14,420	$14,420

	March 31, 2024			December 31, 2023
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net

Core deposit intangible	$1,868	$901	$967	$1,868	$856	$1,012

As of March 31, 2024 future estimated annual amortization expense is as follows:

Year ending
(dollars in thousands)
2024	$135
2025	180
2026	180
2027	180
2028	180
Thereafter	112
Total Estimated Amortization Expense	$967

Management performed its annual analysis of goodwill and core deposit intangibles ("CDI") during the fourth quarter of 2023 and concluded that there was no impairment at December 31, 2023. At March 31, 2024, management's analysis concluded that there were no changes in the Company's financial statements or operations subsequent to the fourth quarter 2023 annual analysis that would indicate that it was more likely than not that goodwill or CDI was impaired.

BV FINANCIAL, INC. AND SUBSIDIARIES

Note 5 – Foreclosed Real Estate

Foreclosed real estate assets are presented net of the valuation allowance. The Company considers foreclosed real estate as classified assets for regulatory and financial reporting. Foreclosed real estate carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related selling costs. The Company had foreclosed real estate of $170,000 and $170,000 at March 31, 2024 and December 31, 2023, respectively.

During the three months ended March 31, 2024 and March 31, 2023, the Company incurred foreclosed real estate expenses of $5,000 and $96,000, respectively.

The Company had $220,000 and $174,000 in loans secured by residential real estate for which formal foreclosure proceedings were in process as of March 31, 2024 and December 31, 2023, respectively.

The table below shows the foreclosed real estate roll forward balance as of March 31, 2024.

(dollars in thousands)	March 31, 2024	December 31, 2023
Beginning of period balance	$170	$1,987
Improvements and additions	—	57
Proceeds from sale	—	(2,583)
Gain on sale	—	709
End of period balance	$170	$170

Note 6 - Deposits

Deposits consisted of the following:

	March 31, 2024		December 31, 2023
(dollars in thousands)	Balance	Percentage	Balance	Percentage
Noninterest-bearing checking accounts	$139,107	21.75%	$142,030	22.40%
Interest-bearing checking accounts	90,146	14.10%	83,656	13.19%
Money market accounts	86,728	13.56%	87,310	13.77%
Savings accounts	149,655	23.40%	147,608	23.28%
Certificates of deposit	173,852	27.19%	173,516	27.36%
Total deposits	$639,488	100.00%	$634,120	100.00%

At March 31, 2024, the Bank had two account relationships from local government entities that comprised 3.5% and 1.6% of total deposits, respectively. At March 31, 2024 the Company had $10.0 million of brokered certificates of deposits. The Company had no brokered deposits at December 31, 2023.

At March 31, 2024 and December 31, 2023, the Bank had $29.1 million and $32.1 million in certificates of deposits of $250,000 or more, respectively. Deposits in excess of $250,000 may not be insured by the FDIC.

BV FINANCIAL, INC. AND SUBSIDIARIES

At March 31, 2024 scheduled maturities of certificates of deposits are as follows:

(dollars in thousands)	March 31, 2024
Within one year	$116,384
Year 2	40,289
Year 3	4,771
Year 4	8,958
Year 5	3,450
Thereafter	—
Total certificates of deposit	$173,852

Note 7 - Borrowings And Subordinated Debt

A summary of the Company’s borrowings at March 31, 2024 and December 31, 2023 are indicated as follows:

		March 31, 2024		December 31, 2023
(dollars in thousands)	Maturity	Balance	Rate	Balance	Rate
					—
BV Financial Inc. Series 2020 Notes	2030	$35,000	4.88%	$35,000	4.88%
Easton Capital Trust I	2034	—	—	3,093	SOFR + 2.85%
Total Borrowings, gross		35,000		38,093
Less: Debt issuance costs		(233)		(272)
Less: net fair value adjustment		—		(570)
Total Borrowings, net		$34,767		$37,251

During the quarter ended March 31, 2024, the Company paid off $3.0 million in junior subordinated debt assumed via a previous acquisition that had an interest rate in the most recent quarter of 8.49%. This resulted in the write-off (increase in interest expense) of the remaining purchase accounting fair market value adjustment of $566,000.

Note 8 – Lease Commitments And Contingencies

Operating Leases

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

BV FINANCIAL, INC. AND SUBSIDIARIES

The table below details the right of use asset (net of accumulated amortization), lease liability and other information related to the Company's operating leases:

	Consolidated Balance
(dollars in thousands)	Sheet Classification	March 31, 2024	December 31, 2023

Operating lease right of use asset	Other assets	$1,079	$1,128
Operating lease liabilities	Other liabilities	$1,115	$1,162

Other information related to leases:
Weighted average remaining lease term of operating leases		5.3 years	5.5 years
Weighted average discount rate of operating leases		4.26%	4.26%

The table below details the Company's lease cost, which is included in occupancy expense in the Consolidated Statements of Income.

	Three Months Ended March 31,
(dollars in thousands)	2024	2023

Operating lease cost	$72	$44

Cash paid for lease liability	$57	$44

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

(dollars in thousands)	As of March 31, 2024
Lease payments due:
Within one year	$243
After one but within two years	443
After two but within three years	103
After three but within four years	64
After four but within five years	64
After five years	213
Total undiscounted lease payments	1,130
Less: imputed interest	(15)
Present value of operating lease liabilities	$1,115

Note 9 – Regulatory Matters

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

BV FINANCIAL, INC. AND SUBSIDIARIES

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

					To be well
					capitalized under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
As of March 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Tier 1 Leverage ratio	$165,718	19.26%	$34,425	4.00%	$43,031	5.00%

Tier 1 capital (to risk-weighted assets)	$165,718	23.94%	$41,538	6.00%	$55,384	8.00%

Common Equity Tier 1 Capital Ratio (to risk-weighted assets)	$165,718	23.94%	$31,153	4.50%	$44,999	6.50%

Total Capital ratio (to risk-weighted assets)	$174,374	25.19%	$55,384	8.00%	$69,229	10.00%

					To be well capitalized under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
As of December 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Tier 1 Leverage ratio	$162,125	18.50%	$35,055	4.00%	$43,819	5.00%

Tier 1 capital (to risk-weighted assets)	$162,125	24.00%	$40,523	6.00%	$54,031	8.00%

Common Equity Tier 1 Capital Ratio (to risk-weighted assets)	$162,125	24.00%	$30,393	4.50%	$43,900	6.50%

Total Capital ratio (to risk-weighted assets)	$170,571	25.26%	$54,031	8.00%	$67,539	10.00%

Note 10 – Fair Value Measurements

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

BV FINANCIAL, INC. AND SUBSIDIARIES

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

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s quarterly valuation process. Intra-quarter transfers in and out of level 3 assets and liabilities recorded at fair value on a recurring basis are disclosed. There were no such transfers during the quarter ended March 31, 2024 or the year ended December 31, 2023.

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

BV FINANCIAL, INC. AND SUBSIDIARIES

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

Foreclosed Real Estate

Foreclosed real estate is adjusted for fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed real estate is reported at the lower of carrying value or fair value. Fair value is based on independent market prices, appraised value of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price (e.g., contracted sales price), the Company records the foreclosed asset as nonrecurring Level 2 when the fair value is derived from an appraisal, the Company records the foreclosed asset at nonrecurring Level 3.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets as of March 31, 2024 and December 31, 2023 measured at fair value on a recurring basis.

		Level 1	Level 2	Level 3
		Quoted prices	Significant	Significant
		in active	other	other
		markets for	observable	unobservable
As of March 31, 2024	Total	identical assets	inputs	inputs
	(dollars in thousands)
Securities available for sale
Agency Securities	$690	$—	$690	$—
Corporate securities	1,432	—	1,432	—
Mortgage-backed securities	26,299	—	26,299	—
Treasuries	5,331	—	5,331	—
	$33,752	$—	$33,752	$—

		Level 1	Level 2	Level 3
		Quoted prices	Significant	Significant
		in active	other	other
		markets for	observable	unobservable
As of December 31, 2023	Total	identical assets	inputs	inputs
	(dollars in thousands)
Securities available for sale
Agencies	$4,723	$—	$4,723	$—
Corporate securities	1,418	—	1,418	—
Mortgage-backed securities	28,640	—	28,640	—
	$34,781	$—	$34,781	$—

BV FINANCIAL, INC. AND SUBSIDIARIES

The Company may be required to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a non recurring basis as of March 31, 2024 and December 31, 2023 were included in the tables below.

		Level 1	Level 2	Level 3
		Quoted prices	Significant	Significant
		in active	other	other
		markets for	observable	unobservable
As of March 31, 2024	Total	identical assets	inputs	inputs
(dollars in thousands)
Individually evaluated loans	$10,745	$—	$—	$10,745
Foreclosed real estate and repossessed assets	170	—	—	170
	$10,915	$—	$—	$10,915

		Level 1	Level 2	Level 3
		Quoted prices	Significant	Significant
		in active	other	other
		markets for	observable	unobservable
As of December 31, 2023	Total	identical assets	inputs	inputs
(dollars in thousands)
Individually evaluated loans	$10,554	$—	$—	$10,554
Foreclosed real estate and repossessed assets	170	—	—	170
	$10,724	$—	$—	$10,724

Note 11 – Fair Value Of Financial Instruments

Financial instruments require disclosure of fair value information, whether or not recognized in the consolidated balance sheets, when it is practical to estimate the fair value. A financial instrument is defined as cash, evidence of an ownership interest in an entity or a contractual obligation which requires the exchange of cash. Certain items are specifically excluded from the financial instrument fair value disclosure requirements, including the Company’s common stock, foreclosed real estate, premises and equipment and other assets and liabilities.

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

BV FINANCIAL, INC. AND SUBSIDIARIES

The Company’s estimated fair values of financial instruments are presented in the following table.

		March 31, 2024		December 31, 2023
	Fair value	Carrying	Fair	Carrying	Fair
(dollars in thousands)	hierarchy	amount	value	amount	value

Financial assets
Cash and cash equivalents	Level 1	$78,837	$78,837	$73,742	$73,742
Equity investment	Level 2	246	246	256	256
Securities held to maturity	Level 2	10,153	9,154	10,209	9,206
Securities held to available for sale	Level 2	33,752	33,752	34,781	34,781
Federal Home Loan Bank of Atlanta stock	Level 2	654	654	626	626
Loans receivable	Level 3	700,230	685,045	696,248	686,879
Accrued interest receivable	Level 2	3,147	3,147	3,279	3,279

Financial liabilities
Deposits	Level 3	$639,488	$636,834	$634,120	$631,720
Subordinated Debentures	Level 3	34,767	27,559	37,251	31,018
Accrued interest payable	Level 2	753	753	193	193

Note 12 – Earnings Per Share (“EPS”)

Basic earnings per common share represent income available to common shareholders, divided by the weighted average number of common shares outstanding during the period. As a result of the Conversion, previously outstanding shares were adjusted to reflect the 1.5309-to-1 exchange ratio. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may have been issued by the Company related to outstanding unvested restricted stock unit and performance stock unit awards were determined using the treasury stock method and included in the calculation of dilutive common stock equivalents. The Company has not granted any stock options since 2017.

As of three months ended March 31, 2024, and 2023, there were no, unvested restricted stock or performance stock unit awards which were excluded from the calculation as their effect would be anti-dilutive. Basic and diluted earnings per share have been computed based on weighted-average common and common equivalent shares outstanding as follows:

	Three Months Ended March 31,		Three Months Ended March 31,
	2024		2023
(dollars in thousands, except per share data)	Basic	Diluted	Basic	Diluted

Net income	$2,574	$2,574	$3,115	$3,115
Weighted average common shares outstanding	10,638	10,638	7,967	7,967
Dilutive securities
Stock options	—	31	—	22
Adjusted weighted average shares outstanding	10,638	10,669	7,967	7,989
Earnings-per share amount	$0.24	$0.24	$0.39	$0.39

BV FINANCIAL, INC. AND SUBSIDIARIES

Note 13 – Income Taxes

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

	Three Months Ended March 31,
(dollars in thousands)	2024	2023

Current expense
Federal	$519	$818
State	238	372
Total current expense	757	1,190
Deferred expense	269	—
Income tax expense	$1,026	$1,190

BV FINANCIAL, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis is intended to enhance your understanding of our financial condition and results of operations. The financial information in this section is derived from the accompanying financial statements. You should read the financial information in this section in conjunction with the business and financial information contained in this Quarterly Report on Form 10-Q and in the Company’s 2023 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 22, 2024.

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

These forward-looking statements are based on our current beliefs and expectations and are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not undertake any obligation to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•
general economic conditions, either nationally or in our market areas, that are worse than expected including as a result of employment levels and labor shortages, and a potential recession or slowed economic growth;
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

BV FINANCIAL, INC. AND SUBSIDIARIES

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

Goodwill

The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates it is likely impairment has occurred. Goodwill impairment is determined by comparing the fair value of a reporting unit to its carrying amount. In any given year the Company may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is in excess of its carrying value. If it is not more likely than not that the fair value of the reporting unit is in excess of the carrying value, or if the Company elects to bypass the qualitative assessment, a quantitative impairment test is performed. In performing a quantitative test for impairment, the fair value of net assets is estimated based on analyses of the Company’s market value, discounted cash flows, and peer values. The determination of goodwill impairment is sensitive to market-based economics and other key assumptions used in determining or allocating fair value. Variability in the market and changes in assumptions or subjective measurements used to estimate fair value are reasonably possible and may have a material impact on our consolidated financial statements or results of operations. Our annual goodwill impairment test is performed each year as of September 30. The Company performed its 2023 goodwill impairment qualitative assessment and determined its goodwill was not considered impaired. We monitor our performance and evaluate our goodwill for impairment annually or more frequently as needed.

BV FINANCIAL, INC. AND SUBSIDIARIES

Deferred Income Taxes

At March 31, 2024, we had a net deferred tax asset totaling $8.7 million. In accordance with ASC Topic 740 “Income Taxes,” we use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If currently available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established if it is not more likely than not realizable. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting deferred tax assets and liabilities. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets are inherently subjective and are reviewed on a regular basis as regulatory or business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance that results in additional income tax expense in the period in which it is recognized would negatively affect income. Management believes, based upon current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize its federal and state deferred tax asset.

BV FINANCIAL, INC. AND SUBSIDIARIES

Comparison of Financial Condition at March 31, 2024 (Unaudited) and December 31, 2023

Total Assets. Total assets were $892.5 million at March 31, 2024, an increase of $7.2 million, or 0.82%, from $885.3 million at December 31, 2023. The increase was due primarily to a $5.1 million increase in cash and a $3.9 million increase in loans receivable funded by an increase in deposits and quarterly net income. The increase in deposits included the issuance of $10 million in brokered deposits during the period.

Cash and Cash Equivalents. Cash and cash equivalents increased $5.1 million, or 6.9%, to $78.8 million at March 31, 2024 from $73.7 million at December 31, 2023 primarily due to the increase in deposits.

Net Loans Receivable. Loans receivable increased $3.9 million, or 0.56%, to $708.7 million at March 31, 2024 from $704.8 million at December 31, 2023. Increases in commercial and industrial loans of $7.0 million and investor commercial real estate loans of $4.9 million offset decreases in owner occupied one-to-four loans of $1.4 million, non-owner occupied one- to four-family loans of $4.1 million and owner occupied commercial real estate loans of $2.4 million.

Allowance for Credit Losses.

Our allowance for credit losses – loans was $8.5 million at March 31, 2024 compared to $8.55 million at December 31, 2023. The slight decrease in the required ACL resulted from lower historical loss rates and lower life of loan calculations offsetting the higher balances of loans outstanding at March 31, 2024 compared to December 31, 2023. The ratio of our allowance for credit losses to total loans was 1.20% at March 31, 2024 compared to 1.19% at March 31, 2023, while the allowance for credit losses to non-performing loans was 79.2% at March 31, 2024 compared to 176.5% at March 31, 2023.

Securities. Securities available for sale (“AFS”) decreased $1.0 million, or 3.0%, to $33.8 million at March 31, 2024 from $34.8 million at December 31, 2023. The decrease was due to new purchases not fully replacing maturities and paydowns in the portfolio. Securities held-to-maturity were relatively unchanged at $10.2 million.

Total Liabilities. Total liabilities increased $4.6 million or 0.7%, to $690.8 million at March 31, 2024 from $686.2 million at December 31, 2023. The increase was primarily due to an increase in total deposits of $5.4 million, and an increase in escrow accounts and other accrued balances offsetting the pay-off of the junior subordinated debt of $3.0 million.

Deposits. Total deposits increased $5.4 million, or 0.85%, to $639.5 million at March 31, 2024 from $634.1 million at December 31, 2023. Interest-bearing deposits increased $8.3 million, or 1.7%, to $500.4 million at March 31, 2024 from $492.1 million at December 31, 2023. Noninterest bearing deposits decreased $2.9 million, or 2.1%, to $139.1 million at March 31, 2024 from $142.0 million at December 31, 2023. During the first quarter of 2024, the Company replaced $10.0 million in retail certificates of deposits with $10 million of brokered deposits at a cost lower than that would have been required to retain the retail certificates.

Federal Home Loan Bank Borrowings. The Company had no Federal Home Loan Bank borrowings at March 31, 2024 or December 31, 2023.

Stockholders’ Equity. Stockholders’ equity increased $2.7 million, or 1.3%, to $201.8 million at March 31, 2024, primarily due to net income.

BV FINANCIAL, INC. AND SUBSIDIARIES

Comparison of Operating Results for the Three Months Ended March 31, 2024 and 2023

Average Balances and Yields. The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Non-accrual loans are included in the computation of average balances only. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Average balances exclude loans held for sale, if applicable. Net deferred loan origination fees totaled $1.9 million and $1.7 million at March 31, 2024 and 2023, respectively.

	For the Three Months Ended March 31,
	2024			2023
(dollars in thousands)	Average Outstanding Balance	Interest	Average Yield/Rate(1)	Average Outstanding Balance	Interest	Average Yield/Rate(1)
	(Unaudited)
Interest-earning assets:
Loans	$708,367	$9,782	5.54%	$667,888	$8,773	5.33%
Securities available-for-sale	34,045	306	3.61%	36,134	266	2.99%
Securities held-to-maturity	10,815	92	3.41%	11,915	93	3.18%
Cash, cash equivalents and other interest-earning assets	62,681	824	5.27%	50,883	556	4.43%
Total interest-earning assets	815,908	11,004	5.41%	766,820	9,688	5.12%
Noninterest-earning assets	67,460			81,403
Total assets	$883,368			$848,223

Interest-bearing liabilities:
Interest-bearing demand deposits	$84,550	236	1.12%	$91,842	18	0.08%
Savings deposits	146,629	65	0.18%	164,817	40	0.10%
Money market deposits	87,738	352	1.61%	99,583	97	0.39%
Certificates of deposit	173,093	1,333	3.09%	152,264	510	1.36%
Total interest-bearing deposits	492,010	1,986	1.62%	508,506	665	0.53%
Federal Home Loan Bank advances	—	—	—	24,150	289	4.85
Subordinated debentures	35,805	1,055	11.82%	37,069	534	5.84%
Total borrowings	35,805	1,055	11.82%	61,219	823	5.45%
Total interest-bearing liabilities	527,815	3,041	2.31%	569,725	1,488	1.06%
Noninterest-bearing demand deposits	139,688			158,807
Other noninterest-bearing liabilities	16,145			22,042
Total liabilities	683,648			750,574
Equity	199,720			97,649
Total liabilities and equity	$883,368			$848,223
Net interest income		$7,963			$8,200
Net interest rate spread(2)			3.10%			4.06%
Net interest-earning assets(3)	$288,093			$197,095
Net interest margin(4)			3.91%			4.34%
Average interest-earning assets to interest-bearing liabilities	154.58%			134.59%

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

	For the Three Months Ended March 31, 2024
	Interest Income Increase (Decrease) Due to
	(In thousands)
	Volume	Rate	Total
Interest income:
Loans receivable	$559	$450	$1,009

Investment securities AFS	(19)	59	40
Investment securities HTM	(9)	8	(1)
Total Investment securities	(28)	67	39

Equity Investments	2	(2)	-
Short-term investments and other
interest-earning assets	155	113	268
Total interest-earning assets	$688	$628	$1,316

Interest expense:
Deposits	$(88)	$1,409	$1,321

FHLB Borrowings & Other Borrowings	(289)	—	(289)
Subordinated Debentures	(37)	558	521
Total Borrowings	(326)	558	232
Total interest-bearing liabilities	(414)	1,967	1,553

Change in net interest income	$1,102	$(1,339)	$(237)

BV FINANCIAL, INC. AND SUBSIDIARIES

General. Net income decreased by $541,000 or 17.4% for the three months ended March 31, 2024, compared to $3.1 million for the three months ended March 31, 2023. The decrease was due primarily to the write-off (increase in interest expense) of the remaining purchase accounting fair market value adjustment of $566,000 upon the pay-off of $3.0 million in junior subordinated debt assumed in a prior acquisition.

Interest Income. Interest income increased $1.3 million, or 13.6%, to $11.0 million for the three months ended March 31, 2024 from $9.7 million for the three months ended March 31, 2023. The increase was due primarily to increases in interest income on loans, and interest income on cash, cash equivalents and other interest-earning assets. Interest income on loans increased $1.0 million, or 11.5%, to $9.8 million for the three months ended March 31, 2024 from $8.8 million for the three months ended March 31, 2023 due to increases in the average balance of loans and the average rate earned on loans. The average balance of loans increased $40.5 million, or 6.1%, to $708.4 million for the three months ended March 31, 2024 from $667.9 million for the three months ended March 31, 2023. The weighted average yield on loans increased 21 basis points to 5.54% for the three months ended March 31, 2024 compared to 5.33% for the three months ended March 31, 2023, as variable rate loans reset to higher interest rates and the rates on new loans exceeded the rates on paid off loans due to the higher interest rate environment. Interest income on cash, cash equivalents and other interest-earning assets increased $268,000 to $824,000 for the three months ended March 31, 2024 from $556,000 for the three months ended March 31, 2023 due to an increase in the average balance of cash, cash equivalents and other interest-earning assets and the average rate.

Interest Expense. Interest expense increased $1.5 million, or 104.4%, to $3.0 million for the three months ended March 31, 2024 compared to $1.5 million for the three months ended March 31, 2023, due to a $1.3 million increase in interest expense on deposits as rates paid increased and depositors moved money into higher cost certificate of deposit accounts, a $521,000 increase in interest expense on subordinated debt due to the write-off of the fair market value adjustment noted above somewhat offset by a $289,000 decrease in interest expense on advances from the FHLB as there were no advances outstanding in the quarter ended March 31, 2024.

The increase in interest expense on deposits was due to a 109 basis point increase in the average rate, offset by a $16.5 million decrease in the average balance of interest-bearing deposits to $492.0 million at March 31, 2024 from $508.5 million for the three months ended March 31, 2023. The average rate on interest-bearing deposits was 1.62% for the three months ended March 31, 2024 compared to 0.53% for the three months ended March 31, 2023.

Interest expense on FHLB advances decreased to $0 for the three months ended March 31, 2024 from $289,000 in the three months ended March 31, 2023 as all advances were paid off.

Interest expense on subordinated debentures increased $521,000, or 97.6%, to $1.1 million for the three months ended March 31, 2024 compared to $534,000 for the three months ended March 31, 2023.The increase was due primarily to the write-off (increase in interest expense) of the remaining purchase accounting fair market value adjustment of $566,000 upon the pay-off of $3.0 million in junior subordinated debt assumed in a prior acquisition.

Net Interest Income. Net interest income was $8.0 million for the three months ended March 31, 2024 compared to $8.2 million in the three months ended March 31, 2023. The net interest margin for the three months ended March 31, 2024 was 3.91% compared to 4.34% for the three months ended March 31, 2023. The 125 basis point increase in the cost of interest-bearing liabilities offset the higher average balances and rates earned on loans and short-term investments. Included in interest expense is the above-mentioned write-off of the $566,000 remaining fair market value adjustment on the pay-off the $3.0 million junior subordinated debt. Additionally, the cost of interest-bearing deposits increased by 109 basis points to 1.62% in the quarter ended March 31, 2024 compared to the quarter ended March 31, 2023.

BV FINANCIAL, INC. AND SUBSIDIARIES

Provision for Credit Losses.

The provision for credit losses was $18,000 for the three months ended March 31, 2024 compared to a provision for credit losses of $2,000 for the three months ended March 31, 2023. The provision in the current quarter consisted of a credit to the ACL-loans of $133,000, a credit to the ACL-HTM securities of $1,000 and an increase in the ACL-Unfunded commitments of $152,000. The Company had net recoveries on previously charged off loans of $85,000 in the quarter ended March 31, 2024 as compared to net recoveries of $37,000 in the quarter ended March 31, 2023.

Non-interest Income. For the three months ended March 31, 2024, noninterest income totaled $578,000 compared to $807,000 in the quarter ended March 31, 2023. The decrease is almost entirely due to lower income on insurance policies. In the quarter ended March 31, 2023, the Company received a $235,000 death benefit on the policies.

Non-interest Expense. For the three months ended March 31, 2024, noninterest expense totaled $4.9 million compared to $4.7 million for the three months ended March 31, 2023. Compensation and benefits expenses increased by 8.7% due to increases in staffing and salary levels. Other expenses increased $116,000 or 22.7% primarily due to higher fraud losses. Professional fees decreased by $88,000 or 44.0% due to the recovery of previously expensed legal fees of $109,000 on the disposition of a problem loan. Foreclosed real estate expenses decreased by $122,000 or 96.1% due to the sale of large foreclosed real estate properties in 2023.

Income Tax Expense. For the three months ended March 31, 2024, income tax expense was $1.0 million for an effective tax rate of 28.5%. In the quarter ended March 31, 2023, income tax expense was $1.2 million for an effective tax rate of 27.65%. The lower tax rate in the quarter ended March 31, 2023 was due to a higher level of income from life insurance in that quarter.

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from maturities of securities. We also have the ability to borrow from the FHLB of Atlanta. At March 31, 2024, we had $169.1 million available under a line of credit with the FHLB of Atlanta, and had $25.0 million of FHLB in unfunded letters of credit used to secure municipal deposits outstanding against the line of credit with the FHLB of Atlanta. This resulted in additional borrowing availability from the FHLB of $144.1 million. The Company also has a short term unsecured facility from a correspondent bank in the amount of $20.0 million.

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

We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained. However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances, brokered deposits or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense. At March 31, 2024 and March 31, 2023, the Company had $10 million and $0 in brokered deposits, respectively. The Bank's uninsured deposits totaled $190.1 million or 27.9% of total deposits of which $57.2 million were secured using the market value of pledged collateral or letters of credit issued by FHLB, and an additional $42.5 million were deposits of BV Financial, Inc. at the Bank.

Capital Resources. At March 31, 2024, the Bank exceeded all of its regulatory capital requirements and was categorized as well capitalized. Management is not aware of any conditions or events since the most recent notification that would change our category.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Company is a smaller reporting company.

BV FINANCIAL, INC. AND SUBSIDIARIES

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2024. Based on that evaluation, the Company’s management, including the Co-Chief Executive Officers and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2024, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

31.1 31.2

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

101

The following materials for the quarter ended March 31, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

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

BV FINANCIAL, INC.

Date: May 13, 2024	/s/ Timothy L. Prindle
Timothy L. Prindle Co-President and Chief Executive Officer
Date: May 13, 2024	/s/ David M. Flair
David M. Flair
Co-President and Chief Executive Officer

Date: May 13, 2024	/s/ Michael J. Dee
Michael J. Dee
Executive Vice President and Chief Financial Officer