Form 10-Q
period 2024-06-30
BV Financial, Inc.
filed 2024-08-13
CIK 1302387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2024
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

As of August 12, 2024, the registrant had 11,387,723 shares of common stock outstanding.

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
(dollars in thousands, except per share amounts)	(unaudited)	(derived from audited financial statements)

Assets
Cash	$9,334	$9,260
Interest-bearing deposits in other banks	81,305	64,482
Cash and cash equivalents	90,639	73,742
Equity investment	236	256
Securities available for sale	32,868	34,781
Securities held to maturity (fair value of $9,046 and $9,206, ACL of $5 and $6)	10,089	10,209
Total loans	702,373	704,802
Allowance for credit losses	(8,547)	(8,554)
Net loans	693,826	696,248
Foreclosed real estate	170	170
Premises and equipment, net	13,503	14,250
Federal Home Loan Bank of Atlanta stock, at cost	654	626
Investment in life insurance	19,856	19,657
Accrued interest receivable	3,344	3,279
Goodwill	14,420	14,420
Intangible assets, net	922	1,012
Deferred tax assets, net	8,810	8,969
Other assets	7,825	7,635
Total assets	$897,162	$885,254
Liabilities and Stockholders' Equity
Liabilities
Noninterest-bearing deposits	$141,040	$142,030
Interest-bearing deposits	499,260	492,090
Total deposits	640,300	634,120
Subordinated debentures	34,806	37,251
Other liabilities	16,584	14,818
Total liabilities	691,690	686,189
Stockholders' equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding; Common stock, $0.01 par value; 45,000,000 shares authorized at June 30, 2024 and December 31, 2023; 11,387,723 shares issued and outstanding as of June 30, 2024 and 11,375,803 issued and outstanding as of December 31, 2023	114	114
Paid-in capital	110,694	110,465
Retained earnings	103,745	97,772
Unearned common stock held by employee stock ownership plan	(7,244)	(7,328)
Accumulated other comprehensive loss	(1,837)	(1,958)
Total stockholders' equity	205,472	199,065
Total liabilities and stockholders' equity	$897,162	$885,254

See notes to consolidated financial statements. 1

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(dollars in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
Interest Income	2024	2023	2024	2023
Loans, including fees	$10,177	$9,327	$19,959	$18,100
Investment securities available for sale	306	277	612	543
Investment securities held to maturity	91	92	183	186
Other interest income	1,043	843	1,867	1,398
Total interest income	11,617	10,539	22,621	20,227
Interest Expense
Interest on deposits	2,242	1,266	4,228	1,931
Interest on FHLB borrowings	—	495	—	783
Interest on subordinated debentures	466	541	1,521	1,075
Total interest expense	2,708	2,302	5,749	3,789
Net interest income	8,909	8,237	16,872	16,438
Recovery for credit losses	(111)	(150)	(92)	(147)
Net interest income after provision for credit losses	9,020	8,387	16,964	16,585
Noninterest Income
Service fees on deposits	97	101	200	195
Fees from debit cards	182	188	354	360
Income from investment in life insurance	112	145	199	464
Gain on foreclosed real estate	—	678	—	678
Other income	205	258	421	481
Total noninterest income	596	1,370	1,174	2,178
Noninterest Expense
Compensation and related benefits	3,091	2,859	6,220	5,738
Occupancy	409	366	847	782
Data processing	374	340	751	689
Advertising	6	14	11	28
Professional fees	244	176	356	376
Equipment	103	108	205	213
Foreclosed real estate and holding costs	11	32	16	159
Amortization of intangible assets	45	46	90	93
FDIC insurance premiums	81	64	164	118
Other	533	539	1,160	1,048
Total noninterest expense	4,897	4,544	9,820	9,244
Net income before tax	4,719	5,213	8,318	9,519
Income tax expense	1,320	1,314	2,345	2,505
Net income	$3,399	$3,899	$5,973	$7,014
Basic earnings per share	$0.32	$0.49	$0.52	$0.88
Diluted earnings per share	$0.32	$0.49	$0.52	$0.88

See notes to consolidated financial statements. 2

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Net income	$3,399	$3,899	$5,973	$7,014

Other comprehensive income
Unrealized gain (loss) on securities available for sale	165	(274)	168	95
Income tax relating to securities available for sale	(46)	75	(47)	(26)
Other comprehensive income (loss)	119	(199)	121	69

Total comprehensive income	$3,518	$3,700	$6,094	$7,083

See notes to consolidated financial statements. 3

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(unaudited)

For the Three Months Ended June 30, 2024 and 2023

(dollars in thousands)	Common stock	Paid-in capital	Unearned common stock held by ESOP	Retained earnings	Accumulated other comprehensive loss	Total

Balance, March 31, 2024	$114	$110,534	$(7,286)	$100,346	$(1,956)	$201,752
Net income	—	—	—	3,399	—	3,399
Other comprehensive income
(net of tax of ($46))	—	—	—	—	119	119
Stock compensation	—	160	—	—	—	160
ESOP shares committed to be released	—	—	42	—	—	42

Balance, June 30, 2024	$114	$110,694	$(7,244)	$103,745	$(1,837)	$205,472

(dollars in thousands)	Common stock	Paid-in capital	Unearned common stock held by ESOP	Retained earnings	Accumulated other comprehensive loss	Total

Balance, March 31, 2023	$74	$15,472	$—	$87,180	$(2,073)	$100,653
Net income	—	—	—	3,899	—	3,899
Other comprehensive loss
(net of tax of $75)	—	—	—	—	(199)	(199)
Stock compensation	—	127	—	—	—	127

Balance, June 30, 2023	$74	$15,599	$—	$91,079	$(2,272)	$104,480

See notes to consolidated financial statements. 4

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(unaudited)

For the Six Months Ended June 30, 2024 and 2023

(dollars in thousands)	Common stock	Paid-in capital	Unearned common stock held by ESOP	Retained earnings	Accumulated other comprehensive loss	Total

Balance, December 31, 2023	$114	$110,465	$(7,328)	$97,772	$(1,958)	$199,065
Net income	—	—	—	5,973	—	5,973
Other comprehensive income
(net of tax of ($47))	—	—	—	—	121	121
Stock compensation	—	229	—	—	—	229
ESOP shares committed to be released	—	—	84	—	—	84

Balance, June 30, 2024	$114	$110,694	$(7,244)	$103,745	$(1,837)	$205,472

(dollars in thousands)	Common stock	Paid-in capital	Unearned common stock held by ESOP	Retained earnings	Accumulated other comprehensive loss	Total

Balance, December 31, 2022	$74	$15,406	$—	$84,612	$(2,341)	$97,751
Net income	—	—	—	7,014	—	7,014
Other comprehensive income
(net of tax of $26)	—	—	—	—	69	69
Stock compensation	—	193	—	—	—	193
CECL ASU Transition	—	—	—	(547)	—	(547)

Balance, June 30, 2023	$74	$15,599	$—	$91,079	$(2,272)	$104,480

See notes to consolidated financial statements. 5

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2024	2023
Cash flows from operating activities
Net income	$5,973	$7,014
Adjustments to reconcile net income to net cash provided by operating activities
Net accretion of discounts and premiums	(2)	(37)
Recovery of credit losses	(92)	(147)
Gain on sale of foreclosed real estate	—	(678)
Amortization of deferred loan fees/costs	(207)	(261)
Amortization of intangible assets	90	93
Amortization of debt issuance costs	78	78
Write-off fair market value of subordinated debentures	566	—
Depreciation of premises and equipment	322	436
Deferred tax expense	112	225
Increase in cash surrender value of life insurance	(199)	(228)
Stock-based compensation expense	160	127
ESOP compensation expense	84	—
(Increase) decrease in accrued interest and other assets	(253)	379
(Increase) decrease in other liabilities	(564)	53,984
Net cash provided by operating activities	6,068	60,985
Cash flows from investing activities
Proceeds from maturities and principal payments of investment securities available for sale	7,357	2,974
Purchases of investment securities available for sale	(5,328)	(4,002)
Proceeds from maturities and principal payments of investment securities held to maturity	119	127
Net decrease (increase) in loans	3,723	(35,251)
Purchase of premises and equipment	(490)	(129)
Proceeds from life insurance benefits	—	731
Purchase of participation foreclosed real estate	—	(57)
Proceeds from sale of foreclosed real estate	—	2,167
Proceeds from sale of Federal Home Loan Bank of Atlanta stock	—	8
Purchase of Federal Home Loan Bank of Atlanta stock	(28)	(1,083)
Net cash provided by (used in) investing activities	5,353	(34,515)
Cash flows provided by financing activities
(Decrease) increase in official checks	(727)	1,751
Net increase (decrease) in deposits	6,240	(14,462)
Increase in advance payments by borrowers for taxes and insurance	3,056	2,356
Advances from the Federal Home Loan Bank of Atlanta	—	25,500
Repayment of subordinate debt	(3,093)	—
Net cash provided by financing activities	5,476	15,145
Net increase in cash and cash equivalents	16,897	41,615
Cash and cash equivalents at beginning of period	73,742	68,652
Cash and cash equivalents at end of period	$90,639	$110,267
Supplementary cash flows information
Interest paid	$5,333	$4,108
Income taxes paid	$1,970	$2,505
Supplementary noncash transactions

Impact of ASC 326 adoption	$—	$547

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

Prior to consummation of its mutual to stock conversion in July 2023, BayVanguard, M.H.C., Inc. (the “MHC”) was
the Maryland-chartered mutual holding company of the Company. The MHC’s only business was the ownership of at least a majority of the outstanding common stock of the Company. On January 19, 2023, the MHC adopted a Plan of
Conversion and Reorganization pursuant to which the MHC undertook a “second-step” conversion and
BayVanguard Bank (the “Bank”), the Company’s wholly owned subsidiary, reorganized from the two-tier mutual holding company structure to the fully-public stock holding company structure (the “Conversion”). The Conversion was consummated on July 31, 2023 on which date the MHC ceased to exist. As part of the Conversion, the Company sold 9,798,980 shares of its common stock at a price of $10.00 per share. Each outstanding share of Company common stock owned by the existing public stockholders of the Company were converted into new shares of Company common stock based on an exchange ratio of 1.5309-to-1. The Company had 11,375,803 shares of Company common stock outstanding as a result of the stock offering and Conversion.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the Bank and the Bank's subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Basis of Financial Statement Presentation and Significant Estimates

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America "GAAP". In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for credit losses, goodwill impairment, and the valuation of deferred tax assets.

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

When the fair value of an AFS debt security has declined below its amortized cost basis, the Company is required to assess whether the decline is from a credit loss or other factors. For any security, either explicitly or implicitly guaranteed by the federal government, an analysis is performed on the individual security using the latest available information to determine if the decline in fair value is attributable to a credit loss. If such determination is made, the Company would record an allowance for credit loss for the debt instrument. As of June 30, 2024, we have recognized no credit losses on AFS securities.

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

The allowance for credit losses ("ACL") for HTM securities is computed using bond global default rates tracked by
S&P with a loss given default of 45%. Accrued interest receivable on the HTM debt securities excluded from this analysis totaled $42,000 at June 30, 2024.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank System to hold stock of its district Federal
Home Loan Bank (the “FHLB") in an amount determined by both asset size and borrowings from the FHLB. Purchases and sales of stock are made directly with the FHLB at par value.

The Bank held $654,000 and $626,000 of FHLB restricted stock at June 30, 2024 and December 31, 2023, respectively.

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

Allowance for Credit Losses

The ACL is an estimate of the expected credit losses for loans held for investment and for off-balance sheet exposures. ASC 326, "Financial Instruments-Credit Losses," requires an immediate recognition of the credit loss expected to occur over the lifetime of a financial asset whether originated or purchased. Charge-offs are recorded to the ACL when management believes the loan is uncollectible. Subsequent recoveries, if any, are credited to the ACL. Management believes the ACL is maintained in accordance with GAAP and is in compliance with appropriate regulatory guidelines.

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

The Company utilizes reasonable and supportable forecasts of future economic conditions when estimating the ACL on loans. The model's calculation also uses an adjustment for a 12-month forecast period utilizing the most recent 12-month economic forecast from the Federal Reserve Board for national gross domestic product ("GDP"). The model compares the average history of loss rates described above to the forecasted GDP to determine the value of the forward looking adjustment.

The establishment of the ACL is significantly affected by management's judgment and by economic and other uncertainties, and different amounts may be reported under different conditions or assumptions. The Federal Deposit Insurance

BV FINANCIAL, INC. AND SUBSIDIARIES

Corporation (the "FDIC") and the Maryland Office of the Commissioner of Financial Regulation, as an integral part of their examination process, periodically review the ACL for reasonableness and, as a result of such reviews, we may be required to increase our ACL or recognize loan charge-offs.

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

Mortgage Loans Held for Sale

Mortgages originated for sale are carried at the lower of aggregate cost or fair value of each outstanding loan. Sales of loans are recorded when the proceeds are received. Any gain or loss is recorded in noninterest income. There were no mortgage loans held for sale on June 30, 2024 or December 31, 2023.

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

BV FINANCIAL, INC. AND SUBSIDIARIES

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

Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the appropriate period. Diluted earnings per share are computed by dividing net income by the weighted average shares outstanding as adjusted for the dilutive effect of stock options based on the treasury stock method. Unearned ESOP shares are removed from the weighted average number of shares in the calculations. As of June 30, 2024 and June 30, 2023, the Company had 55,648 and 36,350 shares, respectively, of unexercised stock options. As a result of the Conversion, the shares have been adjusted to reflect the 1.5309-to-1 exchange ratio. Options with an exercise price greater than the average market price of the common shares are excluded from the calculation as their effect would be anti-dilutive.

BV FINANCIAL, INC. AND SUBSIDIARIES

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

Accounting Standards Updates

ASU 2023-07, “Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures.” The amendments in ASU 2023-07 are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. This ASU requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), an amount for other segment items by reportable segment and a description of its composition, all annual disclosures required by FASB ASU Topic 280 in interim periods as well, and the title and position of the CODM and how the CODM uses the reported measures. Additionally, this ASU requires that at least one of the reported segment profit and loss measures should be the measure that is most consistent with the measurement principles used in an entity’s consolidated financial statements. Lastly, this ASU requires public business entities with a single reportable segment to provide all disclosures required by these amendments in this ASU and all existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively. The adoption of ASU 2023-07 is not expected to have a material impact on the Company's financial statements.

ASU 2023-09, “Income Taxes (Topic 740), Improvement to Income Tax Disclosures.” The amendments in ASU 2023-09 require an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, which is greater than five percent of the amount computed by multiplying pretax income by the entity’s applicable statutory rate, on an annual basis. Additionally, the amendments in this ASU require an entity to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions that are equal to or greater than five percent of total income taxes paid (net of refunds received). Lastly, the amendments in this ASU require an entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. This ASU is effective for annual periods beginning after December 15, 2024. Early adoption

BV FINANCIAL, INC. AND SUBSIDIARIES

is permitted. The amendments should be applied on a prospective basis; however, retrospective application is permitted. The adoption of ASU 2023-09 is not expected to have a material impact on the Company's financial statements.

Note 2 - Securities

Securities available for sale at June 30, 2024 and December 31, 2023 consisted of the following:

	June 30, 2024
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Available for sale
Agencies	$626	$—	$—	$626
Corporate securities	1,725	—	239	1,486
Mortgage-backed securities	27,673	9	2,293	25,389
Treasuries	5,377	—	10	5,367
Total	$35,401	$9	$2,542	$32,868

	December 31, 2023
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Available for sale
Agencies	$4,728	$—	$5	$4,723
Corporate securities	1,722	—	304	1,418
Mortgage-backed securities	31,032	5	2,397	28,640
Total	$37,482	$5	$2,706	$34,781

Securities held to maturity at June 30, 2024 and December 31, 2023 consisted of the following:

	June 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Held to maturity
Agencies	$4,001	$—	$10	$3,991
Corporate securities (1)	3,195	—	572	2,623
Mortgage-backed securities	2,893	1	462	2,432
Total	$10,089	$1	$1,044	$9,046

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Held to maturity
Agencies	$4,003	$—	$22	$3,981
Corporate securities (1)	3,194	—	570	2,624
Mortgage-backed securities	3,012	3	414	2,601
Total	$10,209	$3	$1,006	$9,206

(1) Amount is net of CECL credit reserve of $5,000 at June 30, 2024 and $6,000 at December 31, 2023.

The Company pledged securities with an amortized cost of $34.1 million and a fair value of $31.6 million at June 30, 2024 to secure deposits from municipalities. At December 31, 2023, the Company pledged securities with an amortized cost of $41.4

BV FINANCIAL, INC. AND SUBSIDIARIES

million and a fair value of $38.6 million to secure deposits from municipalities. The amortized cost and fair value of securities as of June 30, 2024 and December 31, 2023, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without prepayment penalties.

	June 30, 2024
	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	cost	value	cost	value

Maturing
Due under one year	$20,652	$20,472	$4,180	$4,168
Due after one year through five years	988	919	3,220	2,647
Due after five years through ten years	1,881	1,619	513	475
Due after ten years	11,880	9,858	2,176	1,756
Total	$35,401	$32,868	$10,089	$9,046

All mortgage-backed securities are guaranteed by Freddie Mac, Fannie Mae or Ginnie Mae.

BV FINANCIAL, INC. AND SUBSIDIARIES

Investment securities with unrealized losses for continuous periods of less than 12 months and 12 months or longer are as follows:

	Less than 12 months		Over 12 months		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
June 30, 2024	losses	value	losses	value	losses	value
(dollars in thousands)
Available for sale
Agency securities	$—	$—	$—	$—	$—	$—
Corporate securities	$59	$691	$180	$795	239	1,486
Mortgage-backed securities	—	66	2,293	23,115	2,293	23,181
Treasuries	10	5,367	—	—	10	5,367
Total	$69	$6,124	$2,473	$23,910	$2,542	$30,034

Held to maturity
Agency securities	$—	$—	$10	$3,991	$10	$3,991
Corporate securities (1)	$—	$—	$572	$2,623	572	2,623
Mortgage-backed securities	—	70	462	2,315	462	2,385
Total	$—	$70	$1,044	$8,929	$1,044	$8,999

	Less than 12 months		Over 12 months		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
December 31, 2023	losses	value	losses	value	losses	value
(dollars in thousands)
Available for sale
Agency securities	$5	$4,723	$—	$—	$5	$4,723
Corporate securities	83	667	221	751	304	1,418
Mortgage-backed securities	1	478	2,396	26,152	2,397	26,630
Total	$89	$5,868	$2,617	$26,903	$2,706	$32,771

Held to maturity
Agency securities	$—	$—	$22	$3,981	$22	$3,981
Corporate securities (1)	—	—	570	2,624	570	2,624
Mortgage-backed securities	—	14	414	2,482	414	2,496
Total	$—	$14	$1,006	$9,087	$1,006	$9,101

(1) Fair value amount is net of CECL credit reserve of $5,000 at June 30, 2024 and $6,000 at December 31, 2023.

As of June 30, 2024 and December 31, 2023, the Company determined that for its available-for-sale debt securities in an unrealized loss position, it did not intend to sell nor was it more likely than not that it would be required to sell the security and that the decline in fair value was not due to credit factors, but due to changes in interest rates and other factors. Accordingly, at June 30, 2024 and December 31, 2023, the Company did not record an allowance for credit losses for its available-for-sale debt securities.

BV FINANCIAL, INC. AND SUBSIDIARIES

We monitor the credit quality of HTM debt securities through both internal analysis performed on a quarterly basis and credit ratings when available. The following table reflects the credit ratings for the HTM debt securities at June 30, 2024.

(dollars in thousands)	AAA	A-	BBB/BBB+	BBB-	Not Rated	Total

Agencies securities	$4,001	$—	$—	$—	$—	$4,001
Corporate securities	—	500	1,245	700	750	3,195
Mortgage-backed securities	2,893	—	—	—	—	2,893
	$6,894	$500	$1,245	$700	$750	$10,089

The following table provides a breakdown of our HTM debt securities by year of origination at June 30, 2024.

(dollars in thousands)	Total	2024	2023	2022	2021	2020	Prior
Agencies securities	$4,001	$—	$—	$4,001	$—	$—	$—
Corporate securities	3,195	—	—	750	2,445	—	—
Mortgage-backed securities	2,893	—	—	1,816	126	—	951
	$10,089	$—	$—	$6,567	$2,571	$—	$951

The following table is a roll forward of our allowance for credit losses on HTM debt securities at June 30, 2024 and 2023.

(dollars in thousands)	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Beginning Balance	$5	$6	$7	$—
Impact of adopting ASC 326	—	—	—	10
(Recovery) for credit losses	—	(1)	—	(3)
Ending Balance	$5	$5	$7	$7

BV FINANCIAL, INC. AND SUBSIDIARIES

Note 3 – Loans Receivable

Portfolio loans, net of deferred costs and fees, are summarized by type as follows at June 30, 2024 and December 31, 2023:

	Period Ended
	June 30, 2024		December 31, 2023
(dollars in thousands)	Amount	Percent	Amount	Percent
Real estate
One to four family - owner occupied	$124,471	17.72%	$130,026	18.45%
One to four family - non owner occupied	100,437	14.30%	108,090	15.34%
Commercial owner occupied	86,280	12.28%	102,512	14.54%
Commercial investor	306,819	43.69%	287,194	40.76%
Construction and land	23,325	3.32%	21,865	3.10%
Farm loans	14,292	2.03%	14,877	2.11%
Total real estate loans	655,624	93.34%	664,564	94.30%

Marine and other consumer loans	18,217	2.59%	18,279	2.59%
Guaranteed by U.S. Government	3,050	0.43%	3,715	0.53%
Commercial	25,482	3.64%	18,244	2.58%
Total consumer and commercial	46,749	6.66%	40,238	5.70%

Total loans	702,373	100.0%	704,802	100.0%
Allowance for credit losses	(8,547)		(8,554)
Total loans, net of deferred costs and fees	$693,826		$696,248

Net deferred loan origination fees at June 30, 2024 and December 31, 2023 totaled $2.0 million and $1.8 million, respectively.

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

Commercial – Commercial loans are secured or unsecured loans for business purposes. Loans are typically secured by accounts receivable, inventory, equipment and/or other assets of the business. Credit risk arises from the successful operation of the business, which may be affected by competition, rising interest rates, regulatory changes and adverse conditions in the local and regional economy.

Non-accrual loans as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024			December 31, 2023
	No	With an		No	With an
(dollars in thousands)	Allowance	Allowance	Total	Allowance	Allowance	Total
Real estate
One to four family - owner occupied	$1,165	$—	$1,165	$1,160	$—	$1,160
One to four family - non owner occupied	180	—	180	273	—	273
Commercial owner occupied	710	—	710	739	—	739
Commercial investor	4,779	—	4,779	8,057	—	8,057
Construction and land	250	—	250	321	—	321
Commercial	380	—	380	—	—	—
Farm loans	764	—	764	—	—	—
Total real estate loans	8,228	—	8,228	10,550	—	10,550

Marine and other consumer loans	—	—	—	4	—	4
Total consumer and commercial loans	—	—	—	4	—	4

Total nonaccrual loans	$8,228	$—	$8,228	$10,554	$—	$10,554

During the quarter ended June 30, 2024, the principal balance of our largest non-accrual loan, a $6.8 million investor commercial real estate loan, was reduced by a $3.0 million cash payment. In July 2024, the remaining $3.8 million balance paid off.

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

The Company considers a loan to be past due or delinquent when the terms of the contractual obligation are not met by the borrower. An analysis of days past due loans as of June 30, 2024 follows:

	June 30, 2024
	30 - 59	60 - 89	90+
	Days	Days	Days	Total	Current	Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Real estate
One to four family - owner occupied	$376	$927	$758	$2,061	$122,410	$124,471
One to four family - non owner occupied	62	245	—	307	100,130	100,437
Commercial owner occupied	4	112	173	289	85,991	86,280
Commercial investor	359	2,990	—	3,349	303,470	306,819
Construction and land	—	—	104	104	23,221	23,325
Farm loans	337	—	—	337	13,955	14,292
Total real estate loans	1,138	4,274	1,035	6,447	649,177	655,624

Marine and other consumer loans	12	—	—	12	18,205	18,217
Guaranteed by U.S. Government	—	—	—	—	3,050	3,050
Commercial	11	—	380	391	25,091	25,482
Total consumer and commercial loans	23	—	380	403	46,346	46,749

Total loans	$1,161	$4,274	$1,415	$6,850	$695,523	$702,373

The largest delinquent loan, a $2.99 million commercial investor loan in the 60-89 day category, paid off in full in July 2024.

An analysis of days past due loans as of December 31, 2023 follows:

BV FINANCIAL, INC. AND SUBSIDIARIES

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

Allowance for Credit Losses ("ACL")

The following tables detail activity in the ACL at and for the three and six months ended June 30, 2024 and 2023. An allocation of the allowance to one category of loans does not prevent the Company from using that allowance to absorb losses in a different category.

Three Months Ended	June 30, 2024
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions (Recovery)	Ending Balance
Real estate
One to four family - owner occupied	$1,697	$—	$57	$(127)	$1,627
One to four family - non owner occupied	1,015	—	11	(24)	1,002
Commercial owner occupied	578	—	—	(64)	514
Commercial investor	3,570	—	—	139	3,709
Construction and land	763	—	1	(19)	745
Farm loans	174	—	—	83	257
Total real estate loans	7,797	—	69	(12)	7,854

Marine and other consumer loans	428	(2)	—	8	434
Commercial	281	—	—	(22)	259
Total consumer and commercial	709	(2)	—	(14)	693

Total loans	$8,506	$(2)	$69	$(26)	$8,547

The following table summarized the ACL activity for the three months ended June 30, 2024.

(dollars in thousands)
Provision for credit losses - loans	$(26)
Provision for allowance for securities - HTM	(1)
Provision for allowance for credit losses - unfunded commitments	(84)
Provision for credit losses per the consolidated statements of income	$(111)

BV FINANCIAL, INC. AND SUBSIDIARIES

Three Months Ended	June 30, 2023
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions (recovery)	Ending Balance
Real estate
One to four family - owner occupied	$1,470	$—	$17	$(145)	$1,342
One to four family - non owner occupied	939	—	11	262	1,212
Commercial owner occupied	444	—	—	15	459
Commercial investor	3,791	—	—	(7)	3,784
Construction and land	594	—	148	(262)	480
Farm loans	152	—	—	(7)	145
Total real estate loans	7,390	—	176	(144)	7,422

Marine and other consumer loans	406	(59)	10	94	451
Commercial	299	—	2	(11)	290
Total consumer and commercial	705	(59)	12	83	741

Total loans	$8,095	$(59)	$188	$(61)	$8,163

The following table summarized the ACL activity for the three months ended June 30, 2023.

(dollars in thousands)
Provision for credit losses - loans	$(61)
Reduction in allowance for securities - HTM	(1)
Reduction in allowance for credit losses - unfunded commitments	(88)
Provision for credit losses per the consolidated statement of income	$(150)

Six Months Ended	June 30, 2024
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions (recovery)	Ending Balance
Real estate
One to four family - owner occupied	$1,728	$—	$109	$(210)	$1,627
One to four family - non owner occupied	1,030	(1)	40	(67)	1,002
Commercial owner occupied	563	—	3	(52)	514
Commercial investor	3,725	—	—	(16)	3,709
Construction and land	772	—	2	(29)	745
Farm loans	179	—	—	78	257
Total real estate loans	7,997	(1)	154	(296)	7,854

Marine and other consumer loans	403	(2)	1	32	434
Commercial	154	—	—	105	259
Total consumer and commercial	557	(2)	1	137	693

Total loans	$8,554	$(3)	$155	$(159)	$8,547

The following table summarized the ACL activity for the six months ended June 30, 2024.

(dollars in thousands)
Reduction for Credit Losses - loans	$(159)
Reduction in allowance for securities - HTM	(1)
Provision for allowance for credit losses - unfunded commitments	68
Reduction for credit losses per the consolidated statement of income	$(92)

BV FINANCIAL, INC. AND SUBSIDIARIES

Six Months Ended	June 30, 2023
(dollars in thousands)	Beginning Balance	Impact of ASC 326 Adoption	Charge-offs	Recoveries	Provisions (recovery)	Ending Balance
Real estate
One to four family - owner occupied	$344	$1,117	$—	$26	$(145)	$1,342
One to four family - non owner occupied	562	356	—	31	263	1,212
Commercial owner occupied	366	78	—	—	15	459
Commercial investor	2,272	1,506	—	—	6	3,784
Construction and land	93	496	—	153	(262)	480
Farm loans	17	135	—	—	(7)	145
Total real estate loans	3,654	3,688	—	210	(130)	7,422

Marine and other consumer loans	68	336	(59)	13	93	451
Commercial	91	208	—	2	(11)	290
Total consumer and commercial	159	544	(59)	15	82	741

Total loans	$3,813	$4,232	$(59)	$225	$(48)	$8,163

The following table summarized the ACL activity for the six months ended June 30, 2023.

(dollars in thousands)
Provision for Credit Losses - loans	$(48)
Reduction in allowance for securities - HTM	(4)
Reduction in allowance for credit losses - unfunded commitments	(95)
Provision for credit losses per the consolidated statement of income	$(147)

BV FINANCIAL, INC. AND SUBSIDIARIES

Term Loans by Origination Year

(dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at June 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
One to four family - owner occupied
Pass	$1,245	$3,593	$7,814	$13,064	$9,756	$76,407	$11,760	$123,639
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	342	—	456	34	832
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One to four family - owner occupied	$1,245	$3,593	$7,814	$13,406	$9,756	$76,863	$11,794	$124,471
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

One to four family - non owner occupied
Pass	$2,918	$13,588	$29,290	$16,920	$10,039	$27,061	$—	$99,816
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	621	—	621
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One to four family - non owner occupied	$2,918	$13,588	$29,290	$16,920	$10,039	$27,682	$—	$100,437
Current Period Gross Write-off	$—	$—	$—	$—	$—	$(1)	$—	$(1)

Commercial owner occupied
Pass	$2,343	$20,596	$10,853	$9,749	$5,493	$31,439	$—	$80,473
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—		925	4,882	—	5,807
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial owner occupied	$2,343	$20,596	$10,853	$9,749	$6,418	$36,321	$—	$86,280
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Commercial investor
Pass	$11,081	$65,907	$101,505	$71,929	$16,112	$35,147	$—	$301,681
Special Mention	—	—	—	—	—	359	—	359
Substandard	—	—	—	—	3,754	1,025	—	4,779
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial investor	$11,081	$65,907	$101,505	$71,929	$19,866	$36,531	$—	$306,819
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Construction and land
Pass	$8,958	$8,334	$1,492	$2,184	$—	$734	$—	$21,702
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	1,518	105	—	1,623
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Construction and land	$8,958	$8,334	$1,492	$2,184	$1,518	$839	$—	$23,325
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Farm loans
Pass	$328	$—	$4,069	$1,805	$257	$7,068	$—	$13,527
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	765	—	765
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Farm loans	$328	$—	$4,069	$1,805	$257	$7,833	$—	$14,292
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Marine and other consumer loans
Pass	$1,491	$3,301	$2,111	$5,720	$1,714	$3,880	$—	$18,217
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Marine and other consumer loans	$1,491	$3,301	$2,111	$5,720	$1,714	$3,880	$—	$18,217
Current Period Gross Write-off	$—	$—	$—	$—	$—	$2	$—	$2

Guaranteed by U.S. Government
Pass	$—	$-	$—	$—	$23	$3,027	$—	$3,050
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Guaranteed by U.S. Government	$—	$—	$—	$—	$23	$3,027	$—	$3,050
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$8,577	$443	$3,633	$7,882	$489	$3,396	$—	$24,420
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	380	—	—	682	—	1,062
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial	$8,577	$443	$4,013	$7,882	$489	$4,078	$—	$25,482
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

(dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at June 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
Total Loans
Pass	$36,941	$115,762	$160,767	$129,253	$43,883	$188,159	$11,760	$686,525
Special Mention	—	—	—	—	—	359	—	359
Substandard	—	—	380	342	6,197	8,536	34	15,489
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total loans	$36,941	$115,762	$161,147	$129,595	$50,080	$197,054	$11,794	$702,373

BV FINANCIAL, INC. AND SUBSIDIARIES

Term Loans by Origination Year

(dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
One to four family - owner occupied
Pass	$6,387	$7,906	$13,727	$9,974	$9,707	$71,463	$10,492	$129,656
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	331	39	370
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One to four family - owner occupied	$6,387	$7,906	$13,727	$9,974	$9,707	$71,794	$10,531	$130,026
Current Period Gross Write-off	$—	$—	$—	$—	$—	$(2)	$—	$(2)

One to four family - non owner occupied
Pass	$13,810	$30,603	$20,582	$10,742	$7,611	$22,795	$—	$106,143
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,947	—	1,947
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One to four family - non owner occupied	$13,810	$30,603	$20,582	$10,742	$7,611	$24,742	$—	$108,090
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Commercial owner occupied
Pass	$20,967	$16,071	$16,642	$5,998	$5,071	$31,536	$—	$96,285
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	943	1,502	3,782	—	6,227
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial owner occupied	$20,967	$16,071	$16,642	$6,941	$6,573	$35,318	$—	$102,512
Current Period Gross Write-off	$—	$—	$—	$—	$—	$(3)	$—	$(3)

Commercial investor
Pass	$68,682	$89,812	$65,624	$16,205	$9,991	$28,823	$—	$279,137
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	6,907	—	1,150	—	8,057
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial investor	$68,682	$89,812	$65,624	$23,112	$9,991	$29,973	$—	$287,194
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Construction and land
Pass	$6,901	$9,650	$2,271	$650	$—	$704	$—	$20,176
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	1,400	—	289	—	1,689
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Construction and land	$6,901	$9,650	$2,271	$2,050	$—	$993	$—	$21,865
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Farm loans
Pass	$—	$4,141	$2,281	$261	$2,641	$5,553	$—	$14,877
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Farm loans	$—	$4,141	$2,281	$261	$2,641	$5,553	$—	$14,877
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Marine and other consumer loans
Pass	$3,542	$2,187	$6,417	$1,788	$396	$3,945	$—	$18,275
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	4	—	4
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Marine and other consumer loans	$3,542	$2,187	$6,417	$1,788	$396	$3,949	$—	$18,279
Current Period Gross Write-off	$—	$—	$—	$—	$—	$(80)	$—	$(80)

Guaranteed by U.S. Government
Pass	$—	$-	$—	$26	$417	$3,272	$—	$3,715
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Guaranteed by U.S. Government	$—	$—	$—	$26	$417	$3,272	$—	$3,715
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$501	$4,299	$6,236	$2,000	$628	$3,483	$—	$17,147
Special Mention	—	400	—	—	—	—	—	400
Substandard	—	—	—	—	—	697	—	697
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial	$501	$4,699	$6,236	$2,000	$628	$4,180	$—	$18,244
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

(dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Total Loans
Pass	$120,790	$164,669	$133,780	$47,644	$36,462	$171,574	$10,492	$685,411
Special Mention	—	400	—	—	—	—	—	400
Substandard	—	—	—	9,250	1,502	8,200	39	18,991
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total loans	$120,790	$165,069	$133,780	$56,894	$37,964	$179,774	$10,531	$704,802

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

Through our loan evaluation process, we have identified certain loans for which the primary source of loan repayment may no longer be a viable option. The Company is dependent on the liquidation of the collateral to provide funds for repayment of the loan. The following table shows the loans determined by management to be collateral dependent at June 30, 2024.

	Loan Balance	Estimated Collateral Values	Loan Balance	Estimated Collateral Values
(dollars in thousands)	Real Estate	Real Estate	Business\Other Assets	Business\Other Assets
One to four family - owner occupied	$1,165	$5,241	$—	$—
One to four family - non-owner occupied	180	451	—	—
Commercial owner occupied real estate	710	1,640	—	—
Commercial investor real estate	4,779	10,070	—	—
Construction and land	249	895	—	—
Commercial	380	976	—	124
Farm loans	765	1,710	—	—
Total	$8,228	$20,983	$—	$124

BV FINANCIAL, INC. AND SUBSIDIARIES

Borrowers experiencing financial difficulty ("BEFD") modifications included in the collateral dependent schedule above, as of June 30, 2024 were as follows:

(dollars in thousands)	Number of Loans	Amortized Cost
One to four family - owner occupied	5	$386
One to four family - non owner occupied	1	129
Commercial owner occupied	1	425
Commercial investor real estate	2	4,779
Farm loans	1	765

Total BEFD modification loans	10	$6,484

Modifications on non-accrual	4	$5,969

All BEFD modifications were loan term extensions. There were no BEFD modifications past due as of June 30, 2024. There were four loans, on non-accrual status, that had payment defaults in the past 12 months.

The following table details the amortized cost basis for loans made to borrowers experiencing financial difficulty as of the period ended June 30, 2024.

	Six Months Ended June 30, 2024
(dollars in thousands)	Term Extensions	Payment Deferral and Term Extensions	Total	Percentage of Total Loans
One to four family - owner occupied	$386	$—	$386	0.05%
One to four family - non-owner occupied	129	—	129	0.02%
Commercial owner occupied real estate	425	—	425	0.06%
Commercial investor real estate	4,779	—	4,779	0.68%
Farm loans	765	—	765	0.11%
Total	$6,484	$—	$6,484	0.92%

Note 4 - Goodwill And Other Intangible Assets

Goodwill and other intangible assets are presented in the tables below.

(dollars in thousands)	As of June 30, 2024	As of December 31, 2023

Goodwill	$14,420	$14,420

	June 30, 2024			December 31, 2023
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net

Core deposit intangible	$1,868	$946	$922	$1,868	$856	$1,012

As of June 30, 2024 future estimated annual amortization expense is as follows:

Year ending
(dollars in thousands)
2024	$90
2025	180
2026	180
2027	180
2028	180
Thereafter	112
Total Estimated Amortization Expense	$922

Management performed its annual analysis of goodwill and core deposit intangibles ("CDI") during the fourth quarter of 2023 and concluded that there was no impairment at December 31, 2023. At June 30, 2024, management's analysis concluded that there were no changes in the Company's financial statements or operations subsequent to the third quarter

BV FINANCIAL, INC. AND SUBSIDIARIES

2023 annual analysis that would indicate that it was more likely than not that goodwill or CDI was impaired.

Note 5 – Foreclosed Real Estate

Foreclosed real estate assets are presented net of the valuation allowance. The Company considers foreclosed real estate as classified assets for regulatory and financial reporting. Foreclosed real estate carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related selling costs. The Company had foreclosed real estate of $170,000 and $170,000 at June 30, 2024 and December 31, 2023, respectively.

During the three and six months ended June 30, 2024 and June 30, 2023, the Company incurred foreclosed real estate expenses of $16,000 and $159,000, respectively.

The Company had $369,000 and $174,000 in loans secured by residential real estate for which formal foreclosure proceedings were in process as of June 30, 2024 and December 31, 2023, respectively.

The table below shows the foreclosed real estate roll forward balance as of June 30, 2024.

(dollars in thousands)	June 30, 2024	December 31, 2023
Beginning of period balance	$170	$1,987
Improvements and additions	—	57
Proceeds from sale	—	(2,583)
Gain on sale	—	709
End of period balance	$170	$170

Note 6 - Deposits

Deposits consisted of the following:

	June 30, 2024		December 31, 2023
(dollars in thousands)	Balance	Percentage	Balance	Percentage
Noninterest-bearing checking accounts	$141,040	22.03%	$142,030	22.40%
Interest-bearing checking accounts	85,217	13.31%	83,656	13.19%
Money market accounts	104,763	16.36%	87,310	13.77%
Savings accounts	135,850	21.22%	147,608	23.28%
Certificates of deposit	173,430	27.08%	173,516	27.36%
Total deposits	$640,300	100.00%	$634,120	100.00%

At June 30, 2024, the Bank had two account relationships from local government entities that comprised 3.1% and 1.6% of total deposits, respectively. At June 30, 2024, the Company had $10.0 million of brokered certificates of deposits. The Company had no brokered deposits at December 31, 2023.

At June 30, 2024 and December 31, 2023, the Bank had $33.6 million and $32.1 million in certificates of deposits of $250,000 or more, respectively. Deposits in excess of $250,000 may not be insured by the FDIC.

BV FINANCIAL, INC. AND SUBSIDIARIES

At June 30, 2024 scheduled maturities of certificates of deposits are as follows:

(dollars in thousands)	June 30, 2024
Within one year	$129,704
Year 2	26,793
Year 3	5,017
Year 4	8,932
Year 5	2,984
Thereafter	—
Total certificates of deposit	$173,430

Note 7 - Borrowings And Subordinated Debt

A summary of the Company’s borrowings and subordinated debt at June 30, 2024 and December 31, 2023 are indicated as follows:

		June 30, 2024		December 31, 2023
(dollars in thousands)	Maturity	Balance	Rate	Balance	Rate
					—
BV Financial Inc. Series 2020 Notes	2030	$35,000	4.88%	$35,000	4.88%
Easton Capital Trust I	2034	—	—	3,093	SOFR + 2.85%
Total Borrowings, gross		35,000		38,093
Less: Debt issuance costs		(194)		(272)
Less: net fair value adjustment		—		(570)
Total Borrowings, net		$34,806		$37,251

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

BV FINANCIAL, INC. AND SUBSIDIARIES

The table below details the right of use asset (net of accumulated amortization), lease liability and other information related to the Company's operating leases:

	Consolidated Balance
(dollars in thousands)	Sheet Classification	June 30, 2024	December 31, 2023

Operating lease right of use asset	Other assets	$1,029	$1,128
Operating lease liabilities	Other liabilities	$1,068	$1,162

Other information related to leases:
Weighted average remaining lease term of operating leases		5.2 years	5.5 years
Weighted average discount rate of operating leases		4.40%	4.26%

The table below details the Company's lease cost, which is included in occupancy expense in the Consolidated Statements of Income.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023

Operating lease cost	$75	$60	$147	$114

Cash paid for lease liability	$57	$44	$114	$88

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

(dollars in thousands)	As of June 30, 2024
Lease payments due:
Within one year	$244
After one but within two years	421
After two but within three years	80
After three but within four years	64
After four but within five years	64
After five years	197
Total undiscounted lease payments	1,070
Less: imputed interest	(2)
Present value of operating lease liabilities	$1,068

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

					To be well
					capitalized under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
As of March 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Tier 1 Leverage ratio	$166,788	19.19%	$34,770	4.00%	$43,462	5.00%

Tier 1 capital (to risk-weighted assets)	$166,788	24.22%	$41,318	6.00%	$55,090	8.00%

Common Equity Tier 1 Capital Ratio (to risk-weighted assets)	$166,788	24.22%	$30,988	4.50%	$44,761	6.50%

Total Capital ratio (to risk-weighted assets)	$175,398	25.47%	$55,090	8.00%	$68,863	10.00%

					To be well capitalized under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
As of December 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Tier 1 Leverage ratio	$162,125	18.50%	$35,055	4.00%	$43,819	5.00%

Tier 1 capital (to risk-weighted assets)	$162,125	24.00%	$40,523	6.00%	$54,031	8.00%

Common Equity Tier 1 Capital Ratio (to risk-weighted assets)	$162,125	24.00%	$30,393	4.50%	$43,900	6.50%

Total Capital ratio (to risk-weighted assets)	$170,571	25.26%	$54,031	8.00%	$67,539	10.00%

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

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s quarterly valuation process. Intra-quarter transfers in and out of level 3 assets and liabilities recorded at fair value on a recurring basis are disclosed. There were no such transfers during the quarter ended June 30, 2024 or the year ended December 31, 2023.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets as of June 30, 2024 and December 31, 2023 measured at fair value on a recurring basis.

		Level 1	Level 2	Level 3
		Quoted prices	Significant	Significant
		in active	other	other
		markets for	observable	unobservable
As of June 30, 2024	Total	identical assets	inputs	inputs
	(dollars in thousands)
Securities available for sale
Agency Securities	$626	$—	$626	$—
Corporate securities	1,486	—	1,486	—
Mortgage-backed securities	25,389	—	25,389	—
Treasuries	5,367	—	5,367	—
	$32,868	$—	$32,868	$—

		Level 1	Level 2	Level 3
		Quoted prices	Significant	Significant
		in active	other	other
		markets for	observable	unobservable
As of December 31, 2023	Total	identical assets	inputs	inputs
	(dollars in thousands)
Securities available for sale
Agencies	$4,723	$—	$4,723	$—
Corporate securities	1,418	—	1,418	—
Mortgage-backed securities	28,640	—	28,640	—
	$34,781	$—	$34,781	$—

BV FINANCIAL, INC. AND SUBSIDIARIES

The Company may be required to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a non recurring basis as of June 30, 2024 and December 31, 2023 were included in the tables below.

		Level 1	Level 2	Level 3
		Quoted prices	Significant	Significant
		in active	other	other
		markets for	observable	unobservable
As of June 30, 2024	Total	identical assets	inputs	inputs
(dollars in thousands)
Individually evaluated loans	$8,228	$—	$—	$8,228
Foreclosed real estate and repossessed assets	170	—	—	170
	$8,398	$—	$—	$8,398

		Level 1	Level 2	Level 3
		Quoted prices	Significant	Significant
		in active	other	other
		markets for	observable	unobservable
As of December 31, 2023	Total	identical assets	inputs	inputs
(dollars in thousands)
Individually evaluated loans	$10,554	$—	$—	$10,554
Foreclosed real estate and repossessed assets	170	—	—	170
	$10,724	$—	$—	$10,724

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

BV FINANCIAL, INC. AND SUBSIDIARIES

The Company’s estimated fair values of financial instruments are presented in the following table.

		June 30, 2024		December 31, 2023
	Fair value	Carrying	Fair	Carrying	Fair
(dollars in thousands)	hierarchy	amount	value	amount	value

Financial assets
Cash and cash equivalents	Level 1	$90,639	$90,639	$73,742	$73,742
Equity investment	Level 2	236	236	256	256
Securities held to maturity	Level 2	10,089	9,046	10,209	9,206
Securities held to available for sale	Level 2	32,868	32,868	34,781	34,781
Federal Home Loan Bank of Atlanta stock	Level 2	654	654	626	626
Net loans	Level 3	693,826	679,697	696,248	686,879
Accrued interest receivable	Level 2	3,344	3,344	3,279	3,279

Financial liabilities
Deposits	Level 3	$640,300	$637,566	$634,120	$631,720
Subordinated Debentures	Level 3	34,806	29,186	37,251	31,018
Accrued interest payable	Level 2	609	609	193	193

Note 12 – Earnings Per Share (“EPS”)

Basic earnings per common share represent income available to common shareholders, divided by the weighted average number of common shares outstanding during the period. As a result of the Conversion, previously outstanding shares held by public stockholders were adjusted to reflect the 1.5309-to-1 exchange ratio. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may have been issued by the Company related to outstanding unvested restricted stock unit and performance stock unit awards were determined using the treasury stock method and included in the calculation of dilutive common stock equivalents. The Company has not granted any stock options since 2017.

As of three and six months ended June 30, 2024, and 2023, there were no, unvested restricted stock or performance stock unit awards which were excluded from the calculation as their effect would be anti-dilutive. Basic and diluted earnings per share have been computed based on weighted-average common and common equivalent shares outstanding as follows:

	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2024		2023		2024		2023
(dollars in thousands, except per share data)	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net income	$3,399	$3,399	$3,899	$3,899	$5,973	$5,973	$7,014	$7,014
Weighted average common shares outstanding	10,652	10,652	7,977	7,977	11,391	11,391	7,973	7,973
Dilutive securities
Stock options	—	29	—	21	—	26	—	23
Adjusted weighted average shares outstanding	10,652	10,681	7,977	7,998	11,391	11,417	7,973	7,996
Earnings -per share amount	$0.32	$0.32	$0.49	$0.49	$0.52	$0.52	$0.88	$0.88

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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023

Current expense
Federal	$996	$623	$1,514	$1,430
State	481	310	719	669
Total current expense	1,477	933	2,233	2,099
Deferred expense	(157)	381	112	406
Income tax expense	$1,320	$1,314	$2,345	$2,505

Note 14 – Subsequent Events

On July 30, 2024, the Company announced that it has adopted, and received the non-objection of the Federal Reserve Bank of Richmond (the “Federal Reserve”) to initiate a stock repurchase program for up to 10% of the Company’s outstanding shares of common stock (approximately 1,138,772 shares). This will be the Company’s first stock repurchase program since completing its mutual-to-stock conversion and related stock offering on July 31, 2023. As noted in the Company’s prospectus for the mutual-to-stock conversion, federal regulations prohibit the Company from repurchasing shares of its common stock during the first year following the completion of the conversion. As such, the repurchase program will go into effect no earlier than August 1, 2024.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•
general economic conditions, either nationally or in our market areas, that are worse than expected, including as a result of unemployment levels and labor shortages, and any potential recession or slowed economic growth;
•
changes in the level and direction of loan delinquencies and charge-offs and changes in estimates of the adequacy of the allowance for credit losses;
•
changes in the economic assumptions used to calculate the allowance for credit losses;
•
our ability to access cost-effective funding;
•
changes in liquidity, including the size and composition of our deposit portfolio and the percentage of uninsured deposits in the portfolio;
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

Allowance for Credit Losses

The ACL is an estimate of the expected credit losses for loans held for investment and for off-balance sheet exposures. ASC 326, "Financial Instruments-Credit Losses," requires an immediate recognition of the credit loss expected to occur over the lifetime of a financial asset whether originated or purchased. Charge-offs are recorded to the ACL when management believes a loan is uncollectible. Subsequent recoveries, if any, are credited to the ACL. Management believes the ACL is maintained in accordance with GAAP and in compliance with appropriate regulatory guidelines. The ACL includes quantitative estimates of losses for collectively and individually evaluated loans. The quantitative estimate for collectively evaluated loans (other than investor commercial real estate loans) is determined using the average charge-off method that utilizes historical losses for all Maryland banks with assets less than $1 billion beginning in March 2000. The investor commercial real estate portfolio utilizes the national loss history for banks with assets less than $1 billion over the same time period. Investor CRE loans are made nationwide, therefore, management deems it appropriate to utilize national loss rates when evaluating this portfolio. Adjustments are made to the historical loss factors under each scenario for economic conditions, portfolio concentrations, collateral values, the level and trend of delinquent and problem loans and internal changes in staffing, loan policies and monitoring of the portfolio. Loans are selected for individual evaluation primarily

BV FINANCIAL, INC. AND SUBSIDIARIES

based on their payment status and whether the loan has been placed on non-accrual status. Loans on non-accrual status include all loans greater than 90 days delinquent and other loans with weaknesses sufficient for management to place these loans on non-accrual status. The ACL is measured on a collective basis when similar risk factors exist as determined by internal loan coding and assignment to a portfolio segment. The Company utilizes reasonable and supportable forecasts of future economic conditions when estimating the ACL on loans. The model's calculation also uses an adjustment for a 12-month forecast period utilizing the most recent 12-month economic forecast from the Federal Reserve Board for national gross domestic product ("GDP"). The model compares the average history of loss rates described above to the forecasted GDP to determine the value of the forward-looking adjustment. The establishment of the ACL is significantly affected by management's judgment and by economic and other uncertainties, and different amounts may be reported under different conditions or assumptions. The Federal Deposit Insurance Corporation and the Maryland Office of the Commissioner of Financial Regulation, as an integral part of their examination process, periodically review the ACL for reasonableness and, as a result of such reviews, we may be required to increase our ACL or recognize loan charge-offs. The calculation of ACL excludes accrued interest receivable balances because these balances are reversed in a timely manner against previously recognized interest income when a loan is placed on non-accrual.

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

Deferred Income Taxes

At June 30, 2024, we had a net deferred tax asset totaling $8.8 million. In accordance with ASC Topic 740 “Income Taxes,” we use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If currently available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established if it is not more likely than not realizable. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting deferred tax assets and liabilities. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets are inherently subjective and are reviewed on a regular basis as regulatory or business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance that results in additional income tax expense in the period in which it is recognized would negatively affect income. Management believes, based upon current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize its federal and state deferred tax asset.

BV FINANCIAL, INC. AND SUBSIDIARIES

Comparison of Financial Condition at June 30, 2024 (unaudited) and December 31, 2023

Assets. Assets were $897.2 million at June 30, 2024, an increase of $11.9 million, or 1.4%, from $885.3 million at December 31, 2023. The increase was due primarily to a $16.9 million increase in cash and cash equivalents offset by decreases of $2.4 million of loans and $1.9 million in securities available for sale.

Cash and Cash Equivalents. Cash and cash equivalents increased $16.9 million, or 22.9%, to $90.6 million at June 30, 2024 from $73.7 million at December 31, 2023 primarily due to the increase in deposits and proceeds from the maturity and prepayment of securities coupled with a lower level of loan originations.

Loans. Loans receivable decreased $2.4 million, or 0.34%, to $702.4 million at June 30, 2024 from $704.8 million at December 31, 2023. Decreases in one- to four-family real estate loans of $13.2 million and owner-occupied commercial real estate loans of $16.2 million were partially offset by increases in investor commercial real estate loans and commercial loans of $26.9 million.

Allowance for Credit Losses.

Our allowance for credit losses – loans was relatively unchanged at $8.5 million at June 30, 2024. The slight decrease in the ACL resulted from lower historical loss rates and lower life of loan calculations. The ratio of our allowance for credit losses to total loans was 1.22% at June 30, 2024 compared to 1.16% at June 30, 2023, while the allowance for credit losses to non-performing loans was 103.88% at June 30, 2024 compared to 179.14% at June 30, 2023.

Securities. Securities available for sale decreased $1.9 million, or 5.5%, to $32.9 million at June 30, 2024 from $34.8 million at December 31, 2023. The decrease was due to new purchases not fully replacing maturities and paydowns in the portfolio. Securities held-to-maturity were relatively unchanged at $10.1 million.

Liabilities. Liabilities increased $5.5 million, or 0.8%, to $691.7 million at June 30, 2024 from $686.2 million at December 31, 2023. The increase was primarily due to an increase in deposits of $6.2 million, and an increase in escrow accounts and other accrued balances of $1.8 million, offset by the pay-off of $3.0 million junior subordinated debt of $3.0 million that the Company had assumed in a prior transaction.

Deposits. Total deposits increased $6.2 million, or 1.0%, to $640.3 million at June 30, 2024 from $634.1 million at December 31, 2023. Interest-bearing deposits increased $7.2 million, or 1.5%, to $499.3 million at June 30, 2024 from $492.1 million at December 31, 2023. Noninterest bearing deposits decreased $1.0 million, or 0.7%, to $141.0 million at June 30, 2024 from $142.0 million at December 31, 2023. During the first quarter of 2024, the Company replaced $10.0 million in retail certificates of deposit with $10.0 million of brokered deposits at a lower cost than what would have been required to retain the retail certificates.

Stockholders’ Equity. Stockholders’ equity increased $6.4 million, or 3.2%, to $205.5 million at June 30, 2024, primarily due to net income of $7.0 million.

BV FINANCIAL, INC. AND SUBSIDIARIES

Comparison of Operating Results for the Three and Six Months Ended June 30, 2024 and 2023

Average Balances and Yields. The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Non-accrual loans are included in the computation of average balances only. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Average balances exclude loans held for sale, if applicable. Net deferred loan origination fees totaled $2.0 million and $1.6 million at June 30, 2024 and 2023, respectively.

	For the Three Months Ended June 30,
	2024			2023
(dollars in thousands)	Average Outstanding Balance	Interest	Average Yield/Rate(1)	Average Outstanding Balance	Interest	Average Yield/Rate(1)
	(Unaudited)
Interest-earning assets:
Loans	$705,516	$10,177	5.79%	$679,179	$9,327	5.51%
Securities available-for-sale	33,445	306	3.67%	35,240	277	3.15%
Securities held-to-maturity	10,777	91	3.39%	12,415	92	2.99%
Cash, cash equivalents and other interest-earning assets	75,031	1,043	5.59%	61,780	843	5.49%
Total interest-earning assets	824,769	11,617	5.65%	788,614	10,539	5.36%
Noninterest-earning assets	67,088			87,991
Total assets	$891,857			$876,605

Interest-bearing liabilities:
Interest-bearing demand deposits	$86,892	237	1.09%	$87,647	143	0.65%
Savings deposits	139,980	96	0.28%	159,790	52	0.13%
Money market deposits	93,787	475	2.03%	91,957	140	0.61%
Certificates of deposit	177,859	1,434	3.23%	168,064	931	2.22%
Total interest-bearing deposits	498,518	2,242	1.80%	507,458	1,266	1.00%
Federal Home Loan Bank advances	—	—	—	37,500	495	5.29%
Subordinated debentures	34,789	466	5.36%	37,122	541	5.85%
Total borrowings	34,789	466	5.37%	74,622	1,036	5.57%
Total interest-bearing liabilities	533,307	2,708	2.04%	582,080	2,302	1.59%
Noninterest-bearing demand deposits	139,070			149,444
Other noninterest-bearing liabilities	16,627			42,715
Total liabilities	689,004			774,239
Equity	202,853			102,366
Total liabilities and equity	$891,857			$876,605
Net interest income		$8,909			$8,237
Net interest rate spread(2)			3.61%			3.77%
Net interest-earning assets(3)	$291,462			$206,534
Net interest margin(4)			4.33%			4.19%
Average interest-earning assets to interest-bearing liabilities	154.65%			135.48%

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

BV FINANCIAL, INC. AND SUBSIDIARIES

The following table sets forth the effects of changing rates and volumes on our net interest income for the three months ended June 30, 2024 and 2023. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by current rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated proportionately based on the changes due to rate and volume.

	For the Three Months Ended June 30, 2024
	Interest Income Increase (Decrease) Due to
	(In thousands)
	Volume	Rate	Total
Interest income:
Loans receivable	$380	$470	$850

Investment securities AFS	(16)	45	29
Investment securities HTM	(14)	13	(1)
Total Investment securities	(30)	58	28

Short-term investments and other
interest-earning assets	184	16	200
Total interest-earning assets	$534	$544	$1,078

Interest expense:
Deposits	$(102)	$1,078	$976

FHLB Borrowings	—	(495)	(495)
Subordinated Debentures	(31)	(44)	(75)
Total Borrowings	(31)	(539)	(570)
Total interest-bearing liabilities	(133)	539	406

Change in net interest income	$667	$5	$672

	For the Six Months Ended June 30,
	2024			2023
(dollars in thousands)	Average Outstanding Balance	Interest	Average Yield/Rate(1)	Average Outstanding Balance	Interest	Average Yield/Rate(1)
	(Unaudited)
Interest-earning assets:
Loans	$706,942	$19,959	5.54%	$673,564	$18,100	5.42%
Securities available-for-sale	33,745	612	3.61%	35,685	543	3.07%
Securities held-to-maturity	10,796	183	3.41%	12,166	186	3.08%
Cash, cash equivalents and other interest-earning assets	68,856	1,867	5.28%	56,362	1,398	5.02%
Total interest-earning assets	820,339	22,621	5.41%	777,777	20,227	5.24%
Noninterest-earning assets	67,273			87,176
Total assets	$887,612			$864,953

Interest-bearing liabilities:
Interest-bearing demand deposits	$85,721	473	1.12%	$89,733	161	0.36%
Savings deposits	143,304	161	0.18%	162,290	92	0.11%
Money market deposits	90,762	827	1.61%	95,749	236	0.50%
Certificates of deposit	175,477	2,767	3.09%	160,207	1,441	1.81%
Total interest-bearing deposits	495,264	4,228	1.62%	507,979	1,930	0.77%
Federal Home Loan Bank advances	—	—	—	30,862	783	5.12%
Subordinated debentures	35,297	1,521	8.64%	37,096	1,076	5.85%
Total borrowings	35,297	1,521	8.64%	67,958	1,859	5.52%
Total interest-bearing liabilities	530,561	5,749	2.31%	575,937	3,789	1.33%
Noninterest-bearing demand deposits	139,381			154,521
Other noninterest-bearing liabilities	16,384			33,598
Total liabilities	686,326			764,056
Equity	201,286			100,897
Total liabilities and equity	$887,612			$864,953
Net interest income		$16,872			$16,438
Net interest rate spread(2)			3.10%			3.91%
Net interest-earning assets(3)	$289,778			$201,840
Net interest margin(4)			4.12%			4.26%
Average interest-earning assets to interest-bearing liabilities	154.62%			135.05%

BV FINANCIAL, INC. AND SUBSIDIARIES

The following table sets forth the effects of changing rates and volumes on our net interest income for the six months ended June 30, 2024 and 2023. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by current rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated proportionately based on the changes due to rate and volume.

	For the Six Months Ended June 30, 2024
	Interest Income Increase (Decrease) Due to
	(In thousands)
	Volume	Rate	Total
Interest income:
Loans receivable	$942	$917	$1,859

Investment securities AFS	(35)	104	69
Investment securities HTM	(23)	20	(3)
Total Investment securities	(58)	124	66

Short-term investments and other
interest-earning assets	339	130	469
Total interest-earning assets	$1,223	$1,171	$2,394

Interest expense:
Deposits	$(190)	$2,488	$2,298

FHLB Borrowings	(447)	(336)	(783)
Subordinated Debentures	(77)	522	445
Total Borrowings	(524)	186	(338)
Total interest-bearing liabilities	(714)	2,674	1,960

Change in net interest income	$1,937	$(1,503)	$434

BV FINANCIAL, INC. AND SUBSIDIARIES

Net Income. Net income was $3.4 million, or $0.32 per diluted share, for the three months ended June 30, 2024 compared to $3.9 million, or $0.49 per diluted share, for the three months ended June 30, 2023. In the three months ended June 30, 2023, the Company recognized a gain on the sale of foreclosed real estate of $678,000. Net income was $6.0 million, or $0.52 per diluted share, for the six months ended June 30, 2024 compared to $7.0 million, or $0.88 per diluted share, for the six months ended June 30, 2023. In the six months ended June 30, 2023, the Company received $225,000 in life insurance proceeds in addition to the gain on the sale of foreclosed real estate of $678,000 recognized in the second quarter.

Interest Income. Interest income increased $1.1 million, or 10.2%, to $11.6 million for the three months ended June 30, 2024 from $10.5 million for the three months ended June 30, 2023. The increase was due primarily to increases in interest income on loans, and interest income on cash, cash equivalents and other interest-earning assets. Interest income on loans increased $850,000 or 9.1%, to $10.2 million for the three months ended June 30, 2024 from $9.3 million for the three months ended June 30, 2023 due to increases in the average balance of loans and the average yield on loans. The average balance of loans increased $26.3 million, or 3.9%, to $705.5 million for the three months ended June 30, 2024 from $679.2 million for the three months ended June 30, 2023. The weighted average yield on loans increased 28 basis points to 5.79% for the three months ended June 30, 2024 compared to 5.51% for the three months ended June 30, 2023, as variable rate loans reset to higher interest rates and the rates on new loans exceeded the rates on paid off loans due to the higher interest rate environment. Interest income on cash, cash equivalents and other interest-earning assets increased $200,000 to $1.0 million for the three months ended June 30, 2024 from $843,000 for the three months ended June 30, 2023 due to an increase in the average balance of cash, cash equivalents and other interest-earning assets and a 10 basis point increase in the average yield.

Interest income increased $2.4 million, or 11.8%, to $22.6 million for the six months ended June 30, 2024 from $20.2 million for the six months ended June 30, 2023. The increase was due primarily to increases in interest income on loans, and interest income on cash, cash equivalents and other interest-earning assets. Interest income on loans increased $1.9 million, or 10.3%, to $20.0 million for the six months ended June 30, 2024 from $18.1 million for the six months ended June 30, 2023 due to increases in the average balance of loans and the average yield on loans. The average balance of loans increased $33.4 million, or 5.0%, to $706.9 million for the six months ended June 30, 2024 from $673.6 million for the six months ended June 30, 2023. The weighted average yield on loans increased 12 basis points to 5.54% for the six months ended June 30, 2024 compared to 5.42% for the six months ended June 30, 2023, as variable rate loans reset to higher interest rates and the rates on new loans exceeded the rates on paid off loans due to the higher interest rate environment. Interest income on cash, cash equivalents and other interest-earning assets increased $469,000 to $1.9 million for the six months ended June 30, 2024 from $1.4 million for the six months ended June 30, 2023 due to an increase in the average balance of cash, cash equivalents and other interest-earning assets and a 26 basis point increase in the average yield.

Interest Expense. Interest expense increased $406,000, or 17.7%, to $2.7 million for the three months ended June 30, 2024 compared to $2.3 million for the three months ended June 30, 2023, due to a $976,000 increase in interest expense on deposits as rates paid increased and depositors moved money into higher-cost certificates of deposit, partially offset by a decrease in interest expense on borrowed money of $495,000 as there were no advances outstanding from the FHLB in the quarter ended June 30, 2024.

The increase in interest expense on deposits was due to a 80 basis point increase in the average rate, offset by a $9.0 million decrease in the average balance of interest-bearing deposits to $498.5 million at June 30, 2024 from $507.5 million for the three months ended June 30, 2023. The average rate on interest-bearing deposits was 1.80% for the three months ended June 30, 2024 compared to 1.00% for the three months ended June 30, 2023.

We had no interest expense on FHLB advances for the three months ended June 30, 2024 compared to $495,000 for the three months ended June 30, 2023 as all advances were paid off.

Interest expense on subordinated debentures decreased $76,000, or 14.0%, to $466,000 for the three months ended June 30, 2024 compared to $541,000 for the three months ended June 30, 2023. The decrease was due primarily to the pay-off of $3.0 million in junior subordinated debt assumed in a prior acquisition.

Interest expense increased $2.0 million or 51.7% to $5.7 million for the six months ended June 30, 2024 compared to $3.8 million for the six months ended June 30, 2023 primarily due to a $2.3 million increase in interest expense on deposits as rates paid increased and depositors moved money into higher-cost certificate of deposit accounts, and an increase of $445,000 in interest expense on subordinated debt, offset by a $783,000 decrease in interest expense on borrowed money as there were no advances outstanding from the FHLB during the six months ended June 30, 2024.

BV FINANCIAL, INC. AND SUBSIDIARIES

The increase in interest expense on deposits was due to a 85 basis point increase in the average rate, offset by a $12.7 million decrease in the average balance of interest-bearing deposits to $495.3 million at June 30, 2024 from $508.0 million for the six months ended June 30, 2023. The average rate on interest-bearing deposits was 1.62% for the six months ended June 30, 2024 compared to 0.77% for the six months ended June 30, 2023.

We had no interest expense on FHLB advances for the six months ended June 30, 2024 compared to $783,000 for the six months ended June 30, 2023 as all advances were paid off.

Interest expense on subordinated debentures increased $445,000, or 41.4%, to $1.5 million for the six months ended June 30, 2024 compared to $1.1 million for the six months ended June 30, 2023. The average rate on subordinated debentures increased 279 basis points to 8.64% for the six months ended June 30, 2024 compared to 5.85% for the six months ended June 30, 2023. The increase was due primarily to the write-off (increase in interest expense) of the remaining purchase accounting fair market value adjustment of $566,000 upon the pay-off of $3.0 million in junior subordinated debt assumed in a prior acquisition.

Net Interest Income. Net interest income was $8.9 million for the three months ended June 30, 2024 compared to $8.2 million in the three months ended June 30, 2023. The net interest margin for the three months ended June 30, 2024 was 4.33% compared to 4.19% for the three months ended June 30, 2023. The increase in net interest income was due to higher average balances of interest-earning assets and higher yields on these assets offsetting the increase in interest expense due to higher rates paid on deposits.

Net interest income was $16.9 million for the six months ended June 30, 2024 compared to $16.4 million for the six months ended June 30, 2023. The net interest margin for the six months ended June 30, 2024 was 4.12% compared to 4.26% for the six months ended June 30, 2023. The increase in net interest income was due to higher average balances of interest-earning assets and higher yields on these assets offsetting the increase in interest expense due to higher rates paid on deposits.

Provision for Credit Losses.

We recorded a recovery for credit losses of $111,000 for the three months ended June 30, 2024 compared to a recovery for credit losses of $150,000 for the three months ended June 30, 2023. We recorded a recovery for credit losses of $92,000 for the six months ended June 30, 2024 compared to a recovery for credit losses of $147,000 for the six months ended June 30, 2023. Our allowance for credit losses was $8.5 million at June 30, 2024 compared to $8.2 million at June 30, 2023. The ratio of our allowance for credit losses to total loans was 1.22% at June 30, 2024 compared to 1.16% at June 30, 2023, while the allowance for credit losses to non-performing loans was 103.9% at June 30, 2024 compared to 179.1% at June 30, 2023. The Company had net recoveries on previously charged off loans of $67,000 in the quarter ended June 30, 2024 as compared to net recoveries of $129,000 in the quarter ended June 30, 2023 and net recoveries of $152,000 in the six months ended June 30, 2024 as compared to net recoveries of $166,000 in the six months ended June 30, 2023.

Non-interest Income. For the three months ended June 30, 2024, noninterest income totaled $596,000 compared to $1.4 million for the quarter ended June 30, 2023. In the quarter ended June 30, 2023, the Company recognized a gain of $678,000 on the sale of foreclosed real estate.

For the six months ended June 30, 2024, noninterest income totaled $1.2 million as compared to $2.2 million for the six months ended June 30, 2023. In the six months ended June 30, 2023, the Company recognized a gain of $678,000 on the sale of foreclosed real estate and $225,000 in life insurance proceeds.

Non-interest Expense. For the three months ended June 30, 2024, noninterest expense totaled $4.9 million compared to $4.5 million for the three months ended June 30, 2023. Increases in compensation and benefits increased by $232,000, or 8.1%, due to increases in staffing and salary levels, occupancy expense increased by $43,000, or 11.7%, due to higher rent and maintenance expenses, data processing expense increased by $334,000, or 10.0%, due to annual increases and project expenses and professional fees increased due to price increases and the costs of being a public company.

For the six months ended June 30, 2024, noninterest expense totaled $9.8 million as compared to $9.2 million for the six months ended June 30, 2023. Compensation and benefits increased by $482,000, or 8.4%, due to increases in staffing and salary levels, occupancy expense increased by $65,000, or 8.3%, due to higher rent and maintenance expenses, data processing expense increased by $62,000, or 9.0%, due to annual increases and project expenses.

BV FINANCIAL, INC. AND SUBSIDIARIES

Income Tax Expense. We recognized income tax expense of $1.3 million and $1.3 million for the three months ended June 30, 2024 and 2023, respectively, resulting in effective rates of 28.0% and 25.2%, respectively. In the six months ended June 30, 2024 and 2023, we recognized income tax expense of $2.3 million and $2.5 million, respectively, resulting in effective tax rates of 28.2% and 26.3%, respectively.

Asset Quality. Non-performing assets at June 30, 2024 totaled $8.4 million consisting of $8.2 million in nonperforming loans and $170,000 in other real estate owned, compared to $10.9 million at December 31, 2023, consisting of $10.7 million in non-performing loans and $170,000 in other real estate owned. During the quarter, our largest non-accrual loan, a $6.8 million investor commercial real estate loan, was reduced by a $3.0 million cash payment. In July, the remaining $3.8 million balance paid off. At June 30, 2024, the allowance for credit losses on loans was $8.5 million, which represented 1.22% of total loans and 103.9% of non-performing loans compared to $8.5 million at December 31, 2023, which represented 1.21% of total loans and 81.0% of non-performing loans.

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from maturities of securities. We also have the ability to borrow from the FHLB of Atlanta. At June 30, 2024, we had $162.5 million available under a line of credit with the FHLB of Atlanta, and had $25.0 million of FHLB in unfunded letters of credit used to secure municipal deposits outstanding against the line of credit with the FHLB of Atlanta. This resulted in additional borrowing availability from the FHLB of $137.5 million, none of which was outstanding at June 30, 2024. The Company also has a short-term unsecured facility from a correspondent bank in the amount of $20.0 million.

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

We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained. However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances, brokered deposits or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense. At June 30, 2024, the Company had $10.0 million in brokered deposits and no brokered deposits at June 30, 2023. In addition, we had $57.4 million of municipal deposits at June 30, 2024, which represented 9.0% of total deposits. The Bank's uninsured deposits totaled $198.3 million, or 29.0% of total deposits, of which $50.6 million were secured using the market value of pledged collateral or letters of credit issued by FHLB, and an additional $44.5 million were deposits of the Company at the Bank.

Capital Resources. At June 30, 2024, the Bank exceeded all of its regulatory capital requirements and was categorized as well capitalized. Management is not aware of any conditions or events since the most recent notification that would change our category.

BV FINANCIAL, INC. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Company is a smaller reporting company.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2024. Based on that evaluation, the Company’s management, including the Co-Chief Executive Officers and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2024, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

BV FINANCIAL, INC. AND SUBSIDIARIES

Part II – Other Information

Item 1. Legal Proceedings

The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed under the heading "Risk Factors" contained in the Annual Report on Form 10-K for the year ended December 31, 2023. The Company's evaluation of the risk factors applicable to it has not changed materially from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

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

101

The following materials for the quarter ended June 30, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

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

BV FINANCIAL, INC.

Date: August 13, 2024	/s/ Timothy L. Prindle
Timothy L. Prindle Co-President and Chief Executive Officer
Date: August 13, 2024	/s/ David M. Flair
David M. Flair
Co-President and Chief Executive Officer

Date: August 13, 2024	/s/ Michael J. Dee
Michael J. Dee
Executive Vice President and Chief Financial Officer