Form 10-Q
period 2024-09-30
BV Financial, Inc.
filed 2024-11-13
CIK 1302387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2024
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

As of November 12, 2024, the registrant had 11,597,985 shares of common stock outstanding.

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
(dollars in thousands, except per share amounts)	(unaudited)	(derived from audited financial statements)

Assets
Cash	$7,207	$9,260
Interest-bearing deposits in other banks	86,858	64,482
Cash and cash equivalents	94,065	73,742
Equity investment	254	256
Securities available for sale	39,162	34,781
Securities held to maturity (fair value of $5,210 and $9,206, ACL of $4 and $6)	6,029	10,209
Total loans	693,231	704,802
Allowance for credit losses	(8,001)	(8,554)
Net loans	685,230	696,248
Foreclosed real estate	160	170
Premises and equipment, net	13,404	14,250
Federal Home Loan Bank of Atlanta stock, at cost	654	626
Investment in life insurance	19,947	19,657
Accrued interest receivable	2,922	3,279
Goodwill	14,420	14,420
Intangible assets, net	876	1,012
Deferred tax assets, net	8,442	8,969
Other assets	7,144	7,635
Total assets	$892,709	$885,254
Liabilities and Stockholders' Equity
Liabilities
Noninterest-bearing deposits	$139,302	$142,030
Interest-bearing deposits	495,011	492,090
Total deposits	634,313	634,120
Subordinated debentures	34,845	37,251
Other liabilities	13,817	14,818
Total liabilities	682,975	686,189
Stockholders' equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding; Common stock, $0.01 par value; 45,000,000 shares authorized at September 30, 2024 and December 31, 2023; 11,701,785 shares issued and outstanding as of September 30, 2024 and 11,375,803 issued and outstanding as of December 31, 2023	117	114
Paid-in capital	110,697	110,465
Retained earnings	107,543	97,772
Unearned common stock held by employee stock ownership plan	(7,202)	(7,328)
Accumulated other comprehensive loss	(1,421)	(1,958)
Total stockholders' equity	209,734	199,065
Total liabilities and stockholders' equity	$892,709	$885,254

See notes to consolidated financial statements. 1

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(dollars in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
Interest Income	2024	2023	2024	2023
Loans, including fees	$10,522	$9,764	$30,481	$27,863
Investment securities available for sale	353	302	966	846
Investment securities held to maturity	83	89	266	275
Other interest income	1,192	1,560	3,058	2,958
Total interest income	12,150	11,715	34,771	31,942
Interest Expense
Interest on deposits	2,381	1,764	6,610	3,694
Interest on FHLB borrowings	—	530	—	1,313
Interest on subordinated debentures	466	545	1,985	1,621
Total interest expense	2,847	2,839	8,595	6,628
Net interest income	9,303	8,876	26,176	25,314
Recovery for credit losses	(714)	(333)	(806)	(480)
Net interest income after provision for credit losses	10,017	9,209	26,982	25,794
Noninterest Income
Service fees on deposits	103	109	303	304
Fees from debit cards	175	183	529	543
Income from investment in life insurance	91	85	290	549
Gain on foreclosed real estate	—	—	—	678
Gain on sale of fixed assets	—	188	—	188
Other income	327	317	747	798
Total noninterest income	696	882	1,869	3,060
Noninterest Expense
Compensation and related benefits	3,494	3,149	9,714	8,887
Occupancy	396	397	1,242	1,178
Data processing	366	345	1,117	1,034
Advertising	6	5	16	33
Professional fees	400	220	757	597
Equipment	97	105	301	319
Foreclosed real estate and holding costs	(3)	13	13	173
Amortization of intangible assets	45	46	135	138
FDIC insurance premiums	82	120	246	237
Other	590	608	1,751	1,656
Total noninterest expense	5,473	5,008	15,292	14,252
Net income before tax	5,240	5,083	13,559	14,602
Income tax expense	1,442	1,399	3,788	3,904
Net income	$3,798	$3,684	$9,771	$10,698
Basic earnings per share	$0.35	$0.35	$0.91	$1.21
Diluted earnings per share	$0.35	$0.35	$0.91	$1.20

See notes to consolidated financial statements. 2

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Net income	$3,798	$3,684	$9,771	$10,698

Other comprehensive income
Unrealized gain (loss) on securities available for sale	573	(347)	740	(252)
Income tax relating to securities available for sale	(157)	95	(203)	69
Other comprehensive income (loss)	416	(252)	537	(183)

Total comprehensive income	$4,214	$3,432	$10,308	$10,515

See notes to consolidated financial statements. 3

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(unaudited)

For the Three Months Ended September 30, 2024 and 2023

(dollars in thousands)	Common stock	Paid-in capital	Unearned common stock held by ESOP	Retained earnings	Accumulated other comprehensive loss	Total

Balance, June 30, 2024	$114	$110,694	$(7,244)	$103,745	$(1,837)	$205,472
Net income	—	—	—	3,798	—	3,798
Other comprehensive income
(net of tax of ($157))	—	—	—	—	416	416
Stock compensation	3	3	—	—	—	6
ESOP shares committed to be released	—	—	42	—	—	42

Balance, September 30, 2024	$117	$110,697	$(7,202)	$107,543	$(1,421)	$209,734

(dollars in thousands)	Common stock	Paid-in capital	Unearned common stock held by ESOP	Retained earnings	Accumulated other comprehensive loss	Total

Balance, June 30, 2023	$74	$15,599	$—	$91,079	$(2,272)	$104,480
Net income	—	—	—	3,684	—	3,684
Other comprehensive loss
(net of tax of $95)	—	—	—	—	(252)	(252)
Stock compensation	—	63	—	—	—	63
Proceeds from issuance of common stock, net of offering costs	40	94,702	—	—	—	94,742
Purchase of unearned common stock held by ESOP plan	—	—	(7,839)	—	—	(7,839)
ESOP shares committed to be released	—	—	204	—	—	204

Balance, September 30, 2023	$114	$110,364	$(7,635)	$94,763	$(2,524)	$195,082

See notes to consolidated financial statements. 4

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(unaudited)

For the Nine Months Ended September 30, 2024 and 2023

(dollars in thousands)	Common stock	Paid-in capital	Unearned common stock held by ESOP	Retained earnings	Accumulated other comprehensive loss	Total

Balance, December 31, 2023	$114	$110,465	$(7,328)	$97,772	$(1,958)	$199,065
Net income	—	—	—	9,771	—	9,771
Other comprehensive income
(net of tax of ($203))	—	—	—	—	537	537
Stock compensation	3	232	—	—	—	235
ESOP shares committed to be released	—	—	126	—	—	126

Balance, September 30, 2024	$117	$110,697	$(7,202)	$107,543	$(1,421)	$209,734

(dollars in thousands)	Common stock	Paid-in capital	Unearned common stock held by ESOP	Retained earnings	Accumulated other comprehensive loss	Total

Balance, December 31, 2022	$74	$15,406	$—	$84,612	$(2,341)	$97,751
Net income	—	—	—	10,698	—	10,698
Other comprehensive income
(net of tax of $69)	—	—	—	—	(183)	(183)
Stock compensation	—	256	—	—	—	256
Proceeds from issuance of common stock, net of offering costs	40	94,702	—	—	—	94,742
Purchase of unearned common stock held by ESOP plan	—	—	(7,839)	—	—	(7,839)
ESOP shares committed to be released	—	—	204	—	—	204
CECL ASU Transition	—	—	—	(547)	—	(547)

Balance, September 30, 2023	$114	$110,364	$(7,635)	$94,763	$(2,524)	$195,082

See notes to consolidated financial statements. 5

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2024	2023
Cash flows from operating activities
Net income	$9,771	$10,698
Adjustments to reconcile net income to net cash provided by operating activities
Net accretion of discounts and premiums	(22)	(145)
Recovery of credit losses	(806)	(480)
Gain on sale of foreclosed real estate	—	(678)
Amortization of deferred loan fees/costs	545	(335)
Amortization of intangible assets	135	138
Amortization of debt issuance costs	117	117
Write-off fair market value of subordinated debentures	566	—
Depreciation of premises and equipment	625	652
Gain on sale of assets	—	(188)
Deferred tax expense	323	345
Increase in cash surrender value of life insurance	(290)	(313)
Stock-based compensation expense	235	256
ESOP compensation expense	126	204
Decrease in accrued interest and other assets	1,663	144
(Increase) decrease in other liabilities	(858)	1,284
Net cash provided by operating activities	12,130	11,699
Cash flows from investing activities
Proceeds from maturities and principal payments of investment securities available for sale	8,440	3,929
Purchases of investment securities available for sale	(12,500)	(6,918)
Proceeds from maturities and principal payments of investment securities held to maturity	4,179	434
Net decrease (increase) in loans	11,830	(40,140)
Purchase of premises and equipment	(594)	(117)
Proceeds from sale of premises and equipment	—	456
Proceeds from life insurance benefits	—	731
Purchase of participation foreclosed real estate	—	(57)
Proceeds from sale of foreclosed real estate	—	2,167
Proceeds from sale of Federal Home Loan Bank of Atlanta stock	—	8
Purchase of Federal Home Loan Bank of Atlanta stock	(28)	(1,438)
Net cash provided by (used in) investing activities	11,327	(40,945)
Cash flows provided by financing activities
(Decrease) increase in official checks	56	1,118
Net increase (decrease) in deposits	267	(37,861)
Increase in advance payments by borrowers for taxes and insurance	(364)	(607)
Advances from the Federal Home Loan Bank of Atlanta	—	25,500
Purchase of unearned common stock held by employee stock ownership plan	—	(7,839)
Repayment of subordinate debt	(3,093)	—
Issuance of common stock funded by stock offering	—	97,990
Offering costs	—	(3,248)
Net cash (used in) provided by financing activities	(3,134)	75,053
Net increase in cash and cash equivalents	20,323	45,807
Cash and cash equivalents at beginning of period	73,742	68,652
Cash and cash equivalents at end of period	$94,065	$114,459
Supplementary cash flows information
Interest paid	$7,729	$7,434
Income taxes paid	$4,190	$3,855
Supplementary noncash transactions
Impact of ASC 326 adoption	$—	$547

Noncash investing and financing activities:
Net change on available for sale securities	$(366)	$—
Transfers from property plant and equipment to other assets	815	—
Deferred tax assets	204	—
Deferred principal on foreclosed real estate	10	—
Net change in adjusted other comprehensive income	537	—

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

Basis of Financial Statement Presentation and Significant Estimates

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for credit losses, goodwill impairment, and the valuation of deferred tax assets.

BV FINANCIAL, INC. AND SUBSIDIARIES

Significant Group Concentrations of Credit Risk

A significant portion of the Company's activities are with customers located within the Baltimore metropolitan area and on the Eastern Shore of Maryland. The Company does not have any significant concentrations in any one industry or with any one customer.

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

When the fair value of an AFS debt security has declined below its amortized cost basis, the Company is required to assess whether the decline is from a credit loss or other factors. For any security, either explicitly or implicitly guaranteed by the federal government, an analysis is performed on the individual security using the latest available information to determine if the decline in fair value is attributable to a credit loss. If such determination is made, the Company would record an allowance for credit loss for the debt instrument. As of September 30, 2024, we have recognized no credit losses on AFS securities.

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

The allowance for credit losses ("ACL") for HTM securities is computed using bond global default rates tracked by
S&P with a loss given default of 45%. Accrued interest receivable on the HTM debt securities excluded from this analysis totaled $26,000 at September 30, 2024.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank System to hold stock of its district Federal
Home Loan Bank (the "FHLB") in an amount determined by both asset size and borrowings from the FHLB. Purchases and sales of stock are made directly with the FHLB at par value.

The Bank held $654,000 and $626,000 of FHLB restricted stock at September 30, 2024 and December 31, 2023, respectively.

The restricted stock is carried at cost. Management evaluates whether this investment is impaired based on its assessment of the ultimate recoverability of the investment rather than by recognizing temporary declines in value. The determination

BV FINANCIAL, INC. AND SUBSIDIARIES

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
Loan origination fees and costs are deferred and recognized as an adjustment to the yield of the related loans. The
Company is amortizing these amounts over the contractual life of the loan using the interest method. For purchased loans, the related premium or discount is recognized over the contractual life of the purchased loan and is included as part of interest income. The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Interest received on non-accrual loans generally is either applied against principal or reported as interest income, according to management's judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt. Interest payments on impaired loans are recorded in the same manner as interest payments on non-accrual loans.

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

Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the appropriate period. Diluted earnings per share are computed by dividing net income by the weighted average shares outstanding as adjusted for the dilutive effect of stock options based on the treasury stock method. Unearned ESOP shares are removed from the weighted average number of shares in the calculations. As of September 30, 2024 and September 30, 2023, the Company had 934,564 and 36,350 shares, respectively, of unexercised stock options. As a result of the Conversion, the shares have been adjusted to reflect the 1.5309-to-1 exchange ratio. Options with an exercise price greater than the average market price of the common shares are excluded from the calculation as their effect would be anti-dilutive.

Information related to the calculation of earnings per share is presented in Note 12.

Stock-Based Compensation

The Company accounts for stock-based compensation under the fair value method of accounting. For stock options, the Company uses a Black-Scholes valuation model to measure stock-based compensation expense at the date of grant.

BV FINANCIAL, INC. AND SUBSIDIARIES

Compensation expense related to stock-based awards is recognized over the period during which an individual is required to provide service in exchange for such award.

At the Company’s Annual Meeting of Stockholders held on September 5, 2024, the stockholders approved the 2024 Equity Incentive Plan. As a result, in September 2024, the Company granted 878,916 stock options and 343,562 shares of restricted stock.

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

BV FINANCIAL, INC. AND SUBSIDIARIES

In November 2024, the FASB issued 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). The purpose of this amendment is to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales and research and development). The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact these changes may have on our consolidated financial statements.

Note 2 - Securities

Securities available for sale at September 30, 2024 and December 31, 2023 consisted of the following:

	September 30, 2024
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Available for sale
Agencies	$544	$—	$—	$544
Corporate securities	1,726	—	172	1,554
Mortgage-backed securities	26,624	15	1,843	24,796
Treasuries	12,228	40	—	12,268
Total	$41,122	$55	$2,015	$39,162

	December 31, 2023
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Available for sale
Agencies	$4,728	$—	$5	$4,723
Corporate securities	1,722	—	304	1,418
Mortgage-backed securities	31,032	5	2,397	28,640
Total	$37,482	$5	$2,706	$34,781

BV FINANCIAL, INC. AND SUBSIDIARIES

Securities held to maturity at September 30, 2024 and December 31, 2023 consisted of the following:

	September 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Held to maturity
Corporate securities (1)	3,196	—	440	2,756
Mortgage-backed securities	2,833	3	382	2,454
Total	$6,029	$3	$822	$5,210

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Held to maturity
Agencies	$4,003	$—	$22	$3,981
Corporate securities (1)	3,194	—	570	2,624
Mortgage-backed securities	3,012	3	414	2,601
Total	$10,209	$3	$1,006	$9,206

(1) Amount is net of CECL credit reserve of $4,000 at September 30, 2024 and $6,000 at December 31, 2023.

The Company pledged securities with an amortized cost of $29.9 million and a fair value of $27.9 million at September 30, 2024 to secure deposits from municipalities. At December 31, 2023, the Company pledged securities with an amortized cost of $41.4 million and a fair value of $38.6 million to secure deposits from municipalities. The amortized cost and fair value of securities as of September 30, 2024 and December 31, 2023, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without prepayment penalties.

	September 30, 2024
	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	cost	value	cost	value

Maturing
Due under one year	$27,539	$27,461	$171	$170
Due after one year through five years	202	197	3,217	2,777
Due after five years through ten years	1,841	1,645	494	471
Due after ten years	11,540	9,859	2,147	1,792
Total	$41,122	$39,162	$6,029	$5,210

All mortgage-backed securities are guaranteed by Freddie Mac, Fannie Mae or Ginnie Mae.

BV FINANCIAL, INC. AND SUBSIDIARIES

Investment securities with unrealized losses for continuous periods of less than 12 months and 12 months or longer are as follows:

	Less than 12 months		Over 12 months		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
September 30, 2024	losses	value	losses	value	losses	value
(dollars in thousands)
Available for sale
Corporate securities	$—	$—	$172	$1,554	172	1,554
Mortgage-backed securities	—	—	1,843	22,099	1,843	22,099
Total	$—	$—	$2,015	$23,653	$2,015	$23,653

Held to maturity
Corporate securities (1)	$—	$—	$440	$2,756	440	2,756
Mortgage-backed securities	—	7	382	2,296	382	2,303
Total	$—	$7	$822	$5,052	$822	$5,059

	Less than 12 months		Over 12 months		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
December 31, 2023	losses	value	losses	value	losses	value
(dollars in thousands)
Available for sale
Agency securities	$5	$4,723	$—	$—	$5	$4,723
Corporate securities	83	667	221	751	304	1,418
Mortgage-backed securities	1	478	2,396	26,152	2,397	26,630
Total	$89	$5,868	$2,617	$26,903	$2,706	$32,771

Held to maturity
Agency securities	$—	$—	$22	$3,981	$22	$3,981
Corporate securities (1)	—	—	570	2,624	570	2,624
Mortgage-backed securities	—	14	414	2,482	414	2,496
Total	$—	$14	$1,006	$9,087	$1,006	$9,101

(1) Fair value amount is net of CECL credit reserve of $4,000 at September 30, 2024 and $6,000 at December 31, 2023.

As of September 30, 2024 and December 31, 2023, the Company determined that for its available-for-sale debt securities in an unrealized loss position, it did not intend to sell nor was it more likely than not that it would be required to sell any security and that the decline in fair value was not due to credit factors, but due to changes in interest rates and other factors. Accordingly, at September 30, 2024 and December 31, 2023, the Company did not record an allowance for credit losses for its available-for-sale debt securities.

BV FINANCIAL, INC. AND SUBSIDIARIES

We monitor the credit quality of HTM debt securities through both internal analysis performed on a quarterly basis and credit ratings when available. The following table reflects the credit ratings for the HTM debt securities at September 30, 2024.

(dollars in thousands)	AAA	A-	BBB/BBB+	BBB-	Not Rated	Total

Corporate securities	$—	$500	$1,246	$700	$750	$3,196
Mortgage-backed securities	2,833	—	—	—	—	2,833
	$2,833	$500	$1,246	$700	$750	$6,029

The following table provides a breakdown of our HTM debt securities by year of origination at September 30, 2024.

(dollars in thousands)	Total	2024	2023	2022	2021	2020	Prior
Corporate securities	$3,196	$—	$—	$750	$2,446	$—	$—
Mortgage-backed securities	2,833	—	—	1,811	119	—	903
	$6,029	$—	$—	$2,561	$2,565	$—	$903

The following table is a roll forward of our allowance for credit losses on HTM debt securities at September 30, 2024 and 2023.

(dollars in thousands)	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Beginning Balance	$5	$6	$7	$—
Impact of adopting ASC 326	—	—	—	10
(Recovery) for credit losses	(1)	(2)	—	(3)
Ending Balance	$4	$4	$7	$7

BV FINANCIAL, INC. AND SUBSIDIARIES

Note 3 – Loans Receivable

Portfolio loans, net of deferred costs and fees, are summarized by type as follows at September 30, 2024 and December 31, 2023:

	Period Ended
	September 30, 2024		December 31, 2023
(dollars in thousands)	Amount	Percent	Amount	Percent
Real estate
One to four family - owner occupied	$122,998	17.74%	$130,026	18.45%
One to four family - non owner occupied	99,574	14.36%	108,090	15.34%
Commercial owner occupied	86,737	12.51%	102,512	14.54%
Commercial investor	311,951	45.01%	287,194	40.76%
Construction and land	20,516	2.96%	21,865	3.10%
Farm loans	11,666	1.68%	14,877	2.11%
Total real estate loans	653,442	94.26%	664,564	94.30%

Marine and other consumer loans	17,599	2.54%	18,279	2.59%
Guaranteed by U.S. Government	2,964	0.43%	3,715	0.53%
Commercial	19,226	2.77%	18,244	2.58%
Total consumer and commercial	39,789	5.74%	40,238	5.70%

Total loans	693,231	100.0%	704,802	100.0%
Allowance for credit losses	(8,001)		(8,554)
Total loans, net of deferred costs and fees	$685,230		$696,248

Net deferred loan origination fees at September 30, 2024 and December 31, 2023 totaled $2.1 million and $1.8 million, respectively.

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

Marine Loans – Marine loans are typically made to consumers and are secured by boats. Credit risk is similar to real estate loans above as it is subject to the borrower’s continuing financial stability and the value of the collateral securing the loan. Marine loans may entail greater risk than residential mortgage loans, as they are collateralized by assets that depreciate rapidly. Repossessed collateral for a defaulted loan may not provide an adequate source of repayment for the outstanding.

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

Commercial – Commercial loans are secured or unsecured loans used for business purposes. Loans are typically secured by accounts receivable, inventory, equipment and/or other assets of the business. Credit risk arises from the successful operation of the business, which may be affected by competition, rising interest rates, regulatory changes and adverse conditions in the local and regional economy.

Non-accrual loans as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024			December 31, 2023
	No	With an		No	With an
(dollars in thousands)	Allowance	Allowance	Total	Allowance	Allowance	Total
Real estate
One to four family - owner occupied	$1,219	$—	$1,219	$1,160	$—	$1,160
One to four family - non owner occupied	294	—	294	273	—	273
Commercial owner occupied	691	—	691	739	—	739
Commercial investor	1,151	—	1,151	8,057	—	8,057
Construction and land	224	—	224	321	—	321
Total real estate loans	3,579	—	3,579	10,550	—	10,550

Marine and other consumer loans	11	—	11	4	—	4
Commercial	—	380	380	—	—	—
Total consumer and commercial loans	11	380	391	4	—	4

Total nonaccrual loans	$3,590	$380	$3,970	$10,554	$—	$10,554

There were eighteen loans, on non-accrual status, that had payment defaults in the past 12 months.

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

The Company considers a loan to be past due or delinquent when the terms of the contractual obligation are not met by the borrower. An analysis of days past due loans as of September 30, 2024 follows:

	September 30, 2024
	30 - 59	60 - 89	90+
	Days	Days	Days	Total	Current	Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Real estate
One to four family - owner occupied	$387	$1,123	$548	$2,058	$120,940	$122,998
One to four family - non owner occupied	61	—	245	306	99,268	99,574
Commercial owner occupied	270	676	172	1,118	85,619	86,737
Commercial investor	—	—	359	359	311,592	311,951
Construction and land	—	144	—	144	20,372	20,516
Farm loans	—	—	—	—	11,666	11,666
Total real estate loans	718	1,943	1,324	3,985	649,457	653,442

Marine and other consumer loans	4	10	—	14	17,585	17,599
Guaranteed by U.S. Government	52	—	—	52	2,912	2,964
Commercial	—	—	380	380	18,846	19,226
Total consumer and commercial loans	56	10	380	446	39,343	39,789

Total loans	$774	$1,953	$1,704	$4,431	$688,800	$693,231

BV FINANCIAL, INC. AND SUBSIDIARIES

An analysis of days past due loans as of December 31, 2023 follows:

	December 31, 2023
	30 - 59	60 - 89	90+
	Days	Days	Days	Total	Current	Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Real estate
One to four family - owner occupied	$2,043	$645	$619	$3,307	$126,719	$130,026
One to four family - non owner occupied	322	—	219	541	107,549	108,090
Commercial owner occupied	901	—	468	1,369	101,143	102,512
Commercial investor	371	—	6,907	7,278	279,916	287,194
Construction and land	826	—	258	1,084	20,781	21,865
Farm loans	—	—	—	—	14,877	14,877
Total real estate loans	4,463	645	8,471	13,579	650,985	664,564

Marine and other consumer loans	39	—	—	39	18,240	18,279
Guaranteed by U.S. Government	—	—	—	—	3,715	3,715
Commercial	—	401	—	401	17,843	18,244
Total consumer and commercial loans	39	401	—	440	39,798	40,238

Total loans	$4,502	$1,046	$8,471	$14,019	$690,783	$704,802

Allowance for Credit Losses ("ACL")

The following tables detail activity in the ACL at and for the three and nine months ended September 30, 2024 and 2023. An allocation of the allowance to one category of loans does not prevent the Company from using that allowance to absorb losses in a different category.

Three Months Ended	September 30, 2024
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions (Recovery)	Ending Balance
Real estate
One to four family - owner occupied	$1,627	$—	$3	$(401)	$1,229
One to four family - non owner occupied	1,002	—	128	(414)	716
Commercial owner occupied	514	—	—	(18)	496
Commercial investor	3,709	—	—	605	4,314
Construction and land	745	—	1	(332)	414
Farm loans	257	—	—	(157)	100
Total real estate loans	7,854	—	132	(717)	7,269

Marine and other consumer loans	434	—	—	(21)	413
Commercial	259	—	—	60	319
Total consumer and commercial	693	—	—	39	732

Total loans	$8,547	$—	$132	$(678)	$8,001

The following table summarized the ACL activity for the three months ended September 30, 2024.

(dollars in thousands)
Provision for (recovery of) credit losses - loans	$(678)
Provision for (recovery of) allowance for securities - HTM	—
Provision for (recovery of ) allowance for credit losses - unfunded commitments	(36)
Provision for (recovery of) credit losses per the consolidated statements of income	$(714)

BV FINANCIAL, INC. AND SUBSIDIARIES

Three Months Ended	September 30, 2023
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions (recovery)	Ending Balance
Real estate
One to four family - owner occupied	$1,342	$(2)	$34	$147	$1,521
One to four family - non owner occupied	1,212	—	214	(292)	1,134
Commercial owner occupied	459	—	—	(26)	433
Commercial investor	3,784	—	—	41	3,825
Construction and land	480	—	1	(105)	376
Farm loans	145	—	—	11	156
Total real estate loans	7,422	(2)	249	(224)	7,445

Marine and other consumer loans	451	(4)	12	(5)	454
Commercial	290	—	—	(36)	254
Total consumer and commercial	741	(4)	12	(41)	708

Total loans	$8,163	$(6)	$261	$(265)	$8,153

The following table summarized the ACL activity for the three months ended September 30, 2023.

(dollars in thousands)
Provision for (recovery of) credit losses - loans	$(265)
Reduction in allowance for securities - HTM	(1)
Reduction in allowance for credit losses - unfunded commitments	(67)
Provision for credit losses per the consolidated statement of income	$(333)

Nine Months Ended	September 30, 2024
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions (recovery)	Ending Balance
Real estate
One to four family - owner occupied	$1,728	$—	$112	$(611)	$1,229
One to four family - non owner occupied	1,030	(1)	169	(482)	716
Commercial owner occupied	563	—	3	(70)	496
Commercial investor	3,725	—	—	589	4,314
Construction and land	772	—	3	(361)	414
Farm loans	179	—	—	(79)	100
Total real estate loans	7,997	(1)	287	(1,014)	7,269

Marine and other consumer loans	403	(3)	1	12	413
Commercial	154	—	—	165	319
Total consumer and commercial	557	(3)	1	177	732

Total loans	$8,554	$(4)	$288	$(837)	$8,001

The following table summarized the ACL activity for the nine months ended September 30, 2024.

(dollars in thousands)
Provision for (recovery of) credit losses - loans	$(837)
Provision for (recovery of) allowance for securities - HTM	(2)
Provision for (recovery of ) allowance for credit losses - unfunded commitments	33
Provision for (recovery of) credit losses per the consolidated statements of income	$(806)

BV FINANCIAL, INC. AND SUBSIDIARIES

Nine Months Ended	September 30, 2023
(dollars in thousands)	Beginning Balance	Impact of ASC 326 Adoption	Charge-offs	Recoveries	Provisions (recovery)	Ending Balance
Real estate
One to four family - owner occupied	$344	$1,117	$(2)	$60	$2	$1,521
One to four family - non owner occupied	562	356	—	247	(31)	1,134
Commercial owner occupied	366	78	—	—	(11)	433
Commercial investor	2,272	1,506	—	—	47	3,825
Construction and land	93	496	—	153	(366)	376
Farm loans	17	135	—	—	4	156
Total real estate loans	3,654	3,688	(2)	460	(355)	7,445

Marine and other consumer loans	68	336	(64)	25	89	454
Commercial	91	208	—	2	(47)	254
Total consumer and commercial	159	544	(64)	27	42	708

Total loans	$3,813	$4,232	$(66)	$487	$(313)	$8,153

The following table summarized the ACL activity for the nine months ended September 30, 2023.

(dollars in thousands)
Provision for (recovery of) credit losses - loans	$(313)
Reduction in allowance for securities - HTM	(3)
Reduction in allowance for credit losses - unfunded commitments	(164)
Provision for credit losses per the consolidated statement of income	$(480)

BV FINANCIAL, INC. AND SUBSIDIARIES

Term Loans by Origination Year

(dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at September 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
One to four family - owner occupied
Pass	$4,231	$3,580	$7,766	$12,985	$9,643	$72,243	$11,810	$122,258
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	340	—	368	32	740
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One to four family - owner occupied	$4,231	$3,580	$7,766	$13,325	$9,643	$72,611	$11,842	$122,998
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

One to four family - non owner occupied
Pass	$3,470	$13,274	$28,976	$16,883	$9,702	$26,537	$—	$98,842
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	245	487	—	732
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One to four family - non owner occupied	$3,470	$13,274	$28,976	$16,883	$9,947	$27,024	$—	$99,574
Current Period Gross Write-off	$—	$—	$—	$—	$—	$1	$—	$1

Commercial owner occupied
Pass	$4,129	$20,508	$10,807	$9,676	$5,391	$33,748	$—	$84,259
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—		920	1,558	—	2,478
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial owner occupied	$4,129	$20,508	$10,807	$9,676	$6,311	$35,306	$—	$86,737
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Commercial investor
Pass	$24,994	$65,828	$98,269	$71,424	$15,968	$34,317	$—	$310,800
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,151	—	1,151
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial investor	$24,994	$65,828	$98,269	$71,424	$15,968	$35,468	$—	$311,951
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Construction and land
Pass	$11,145	$4,698	$701	$1,298	$—	$1,092	$—	$18,934
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	1,502	80	—	1,582
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Construction and land	$11,145	$4,698	$701	$1,298	$1,502	$1,172	$—	$20,516
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Farm loans
Pass	$327	$—	$4,099	$1,796	$256	$5,188	$—	$11,666
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Farm loans	$327	$—	$4,099	$1,796	$256	$5,188	$—	$11,666
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Marine and other consumer loans
Pass	$2,048	$3,251	$1,873	$5,639	$1,638	$3,150	$—	$17,599
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Marine and other consumer loans	$2,048	$3,251	$1,873	$5,639	$1,638	$3,150	$—	$17,599
Current Period Gross Write-off	$—	$—	$—	$—	$—	$3	$—	$3

Guaranteed by U.S. Government
Pass	$—	$-	$—	$—	$21	$2,943	$—	$2,964
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Guaranteed by U.S. Government	$—	$—	$—	$—	$21	$2,943	$—	$2,964
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$4,061	$386	$2,813	$7,223	$437	$3,249	$—	$18,169
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	380	—	—	677	—	1,057
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial	$4,061	$386	$3,193	$7,223	$437	$3,926	$—	$19,226
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

(dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at September 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
Total Loans
Pass	$54,405	$111,525	$155,304	$126,924	$43,056	$182,467	$11,810	$685,491
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	380	340	2,667	4,321	32	7,740
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total loans	$54,405	$111,525	$155,684	$127,264	$45,723	$186,788	$11,842	$693,231

BV FINANCIAL, INC. AND SUBSIDIARIES

Term Loans by Origination Year

(dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
One to four family - owner occupied
Pass	$6,387	$7,906	$13,727	$9,974	$9,707	$71,463	$10,492	$129,656
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	331	39	370
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One to four family - owner occupied	$6,387	$7,906	$13,727	$9,974	$9,707	$71,794	$10,531	$130,026
Current Period Gross Write-off	$—	$—	$—	$—	$—	$(2)	$—	$(2)

One to four family - non owner occupied
Pass	$13,810	$30,603	$20,582	$10,742	$7,611	$22,795	$—	$106,143
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,947	—	1,947
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One to four family - non owner occupied	$13,810	$30,603	$20,582	$10,742	$7,611	$24,742	$—	$108,090
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Commercial owner occupied
Pass	$20,967	$16,071	$16,642	$5,998	$5,071	$31,536	$—	$96,285
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	943	1,502	3,782	—	6,227
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial owner occupied	$20,967	$16,071	$16,642	$6,941	$6,573	$35,318	$—	$102,512
Current Period Gross Write-off	$—	$—	$—	$—	$—	$(3)	$—	$(3)

Commercial investor
Pass	$68,682	$89,812	$65,624	$16,205	$9,991	$28,823	$—	$279,137
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	6,907	—	1,150	—	8,057
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial investor	$68,682	$89,812	$65,624	$23,112	$9,991	$29,973	$—	$287,194
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Construction and land
Pass	$6,901	$9,650	$2,271	$650	$—	$704	$—	$20,176
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	1,400	—	289	—	1,689
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Construction and land	$6,901	$9,650	$2,271	$2,050	$—	$993	$—	$21,865
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Farm loans
Pass	$—	$4,141	$2,281	$261	$2,641	$5,553	$—	$14,877
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Farm loans	$—	$4,141	$2,281	$261	$2,641	$5,553	$—	$14,877
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Marine and other consumer loans
Pass	$3,542	$2,187	$6,417	$1,788	$396	$3,945	$—	$18,275
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	4	—	4
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Marine and other consumer loans	$3,542	$2,187	$6,417	$1,788	$396	$3,949	$—	$18,279
Current Period Gross Write-off	$—	$—	$—	$—	$—	$(80)	$—	$(80)

Guaranteed by U.S. Government
Pass	$—	$-	$—	$26	$417	$3,272	$—	$3,715
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Guaranteed by U.S. Government	$—	$—	$—	$26	$417	$3,272	$—	$3,715
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$501	$4,299	$6,236	$2,000	$628	$3,483	$—	$17,147
Special Mention	—	400	—	—	—	—	—	400
Substandard	—	—	—	—	—	697	—	697
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial	$501	$4,699	$6,236	$2,000	$628	$4,180	$—	$18,244
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

(dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Total Loans
Pass	$120,790	$164,669	$133,780	$47,644	$36,462	$171,574	$10,492	$685,411
Special Mention	—	400	—	—	—	—	—	400
Substandard	—	—	—	9,250	1,502	8,200	39	18,991
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total loans	$120,790	$165,069	$133,780	$56,894	$37,964	$179,774	$10,531	$704,802

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

Through our loan evaluation process, we have identified certain loans for which the primary source of loan repayment may no longer be a viable option. The Company is dependent on the liquidation of the collateral to provide funds for repayment of the loan. The following table shows the loans determined by management to be collateral dependent at September 30, 2024.

	Loan Balance	Estimated Collateral Values	Loan Balance	Estimated Collateral Values
(dollars in thousands)	Real Estate	Real Estate	Business\Other Assets	Business\Other Assets
One to four family - owner occupied	$1,219	$5,356	$—	$—
One to four family - non-owner occupied	294	838	—	—
Commercial owner occupied real estate	691	1,565	—	—
Commercial investor real estate	1,151	2,125	—	—
Construction and land	224	987	—	—
Commercial	380	976	—	124
Marine and other consumer	11	—	—	18
Total	$3,970	$11,847	$—	$142

BV FINANCIAL, INC. AND SUBSIDIARIES

Borrowers experiencing financial difficulty ("BEFD") modifications included in the collateral dependent schedule above, as of September 30, 2024 were as follows:

(dollars in thousands)	Number of Loans	Amortized Cost
One to four family - owner occupied	7	$856
One to four family - non owner occupied	1	128
Commercial owner occupied	1	418
Commercial investor real estate	1	792

Total BEFD modification loans	10	$2,194

Modifications on non-accrual	3	$1,410

There was one BEFD modification past due as of September 30, 2024.

The following table details the amortized cost basis for loans made to borrowers experiencing financial difficulty as of the period ended September 30, 2024.

	Nine Months Ended September 30, 2024
(dollars in thousands)	Term Extensions	Payment Deferral and Term Extensions	Total	Percentage of Total Loans
One to four family - owner occupied	$856	$—	$856	0.12%
One to four family - non-owner occupied	128	—	128	0.02%
Commercial owner occupied real estate	418	—	418	0.06%
Commercial investor real estate	792	—	792	0.11%
Total	$2,194	$—	$2,194	0.32%

Note 4 - Goodwill And Other Intangible Assets

Goodwill and other intangible assets are presented in the tables below.

(dollars in thousands)	As of September 30, 2024	As of December 31, 2023

Goodwill	$14,420	$14,420

	September 30, 2024			December 31, 2023
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net

Core deposit intangible	$1,868	$992	$876	$1,868	$856	$1,012

As of September 30, 2024 future estimated annual amortization expense is as follows:

Year ending
(dollars in thousands)
2024	$45
2025	180
2026	180
2027	180
2028	180
Thereafter	111
Total Estimated Amortization Expense	$876

Management performed its annual analysis of goodwill and core deposit intangibles during the fourth quarter of 2023 and concluded that there was no impairment at December 31, 2023. At September 30, 2024, management's analysis concluded that there were no changes in the Company's financial statements or operations subsequent to the annual analysis that would indicate that it was more likely than not that goodwill or core deposit intangible was impaired.

BV FINANCIAL, INC. AND SUBSIDIARIES

Note 5 – Foreclosed Real Estate

Foreclosed real estate assets are presented net of the valuation allowance. The Company considers foreclosed real estate as classified assets for regulatory and financial reporting. Foreclosed real estate carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related selling costs. The Company had foreclosed real estate of $160,000 and $170,000 at September 30, 2024 and December 31, 2023, respectively.

During the nine months ended September 30, 2024 and September 30, 2023, the Company incurred foreclosed real estate expenses of $13,000 and $173,000, respectively.

The Company had $114,000 and $174,000 in loans secured by residential real estate for which formal foreclosure proceedings were in process as of September 30, 2024 and December 31, 2023, respectively.

The table below shows the foreclosed real estate roll forward balance as of September 30, 2024.

(dollars in thousands)	September 30, 2024	December 31, 2023
Beginning of period balance	$170	$1,987
Improvements and additions	—	57
Principal payments	(10)	—
Proceeds from sale	—	(2,583)
Gain on sale	—	709
End of period balance	$160	$170

Note 6 - Deposits

Deposits consisted of the following:

	September 30, 2024		December 31, 2023
(dollars in thousands)	Balance	Percentage	Balance	Percentage
Noninterest-bearing checking accounts	$139,302	21.96%	$142,030	22.40%
Interest-bearing checking accounts	88,652	13.98%	83,656	13.19%
Money market accounts	113,071	17.83%	87,310	13.77%
Savings accounts	130,009	20.50%	147,608	23.28%
Certificates of deposit	163,279	25.73%	173,516	27.36%
Total deposits	$634,313	100.00%	$634,120	100.00%

At September 30, 2024, the Bank had two account relationships from local government entities that comprised 3.0% and 1.7% of total deposits, respectively. At September 30, 2024, the Company had $10.0 million of brokered certificates of deposits. The Company had no brokered deposits at December 31, 2023.

At September 30, 2024 and December 31, 2023, the Bank had $32.5 million and $32.1 million in certificates of deposits of $250,000 or more, respectively. Deposits in excess of $250,000 are not be insured by the FDIC.

BV FINANCIAL, INC. AND SUBSIDIARIES

At September 30, 2024 scheduled maturities of certificates of deposits are as follows:

(dollars in thousands)	September 30, 2024
Within one year	$129,071
Year 2	18,373
Year 3	4,759
Year 4	8,098
Year 5	2,978
Thereafter	—
Total certificates of deposit	$163,279

Note 7 - Borrowings And Subordinated Debt

A summary of the Company’s borrowings and subordinated debt at September 30, 2024 and December 31, 2023 are indicated as follows:

		September 30, 2024		December 31, 2023
(dollars in thousands)	Maturity	Balance	Rate	Balance	Rate
					—
BV Financial Inc. Series 2020 Notes	2030	$35,000	4.88%	$35,000	4.88%
Easton Capital Trust I	2034	—	—	3,093	SOFR + 2.85%
Total Borrowings, gross		35,000		38,093
Less: Debt issuance costs		(155)		(272)
Less: net fair value adjustment		—		(570)
Total Borrowings, net		$34,845		$37,251

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

BV FINANCIAL, INC. AND SUBSIDIARIES

The table below details the right of use asset (net of accumulated amortization), lease liability and other information related to the Company's operating leases:

	Consolidated Balance
(dollars in thousands)	Sheet Classification	September 30, 2024	December 31, 2023

Operating lease right of use asset	Other assets	$979	$1,128
Operating lease liabilities	Other liabilities	$1,018	$1,162

Other information related to leases:
Weighted average remaining lease term of operating leases		5.0 years	5.5 years
Weighted average discount rate of operating leases		4.40%	4.26%

The table below details the Company's lease cost, which is included in occupancy expense in the Consolidated Statements of Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023

Operating lease cost	$76	$72	$224	$187

Cash paid for lease liability	$58	$52	$172	$140

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

(dollars in thousands)	As of September 30, 2024
Lease payments due:
Within one year	$244
After one but within two years	238
After two but within three years	154
After three but within four years	64
After four but within five years	64
After five years	245
Total undiscounted lease payments	1,009
Less: imputed interest	9
Present value of operating lease liabilities	$1,018

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

					To be well
					capitalized under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
As of September, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Tier 1 Leverage ratio	$170,081	19.26%	$34,671	4.00%	$43,339	5.00%

Tier 1 capital (to risk-weighted assets)	$170,081	25.17%	$40,551	6.00%	$54,068	8.00%

Common Equity Tier 1 Capital Ratio (to risk-weighted assets)	$170,081	25.17%	$30,413	4.50%	$43,930	6.50%

Total Capital ratio (to risk-weighted assets)	$178,325	26.39%	$54,068	8.00%	$67,585	10.00%

					To be well capitalized under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
As of December 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Tier 1 Leverage ratio	$162,125	18.50%	$35,055	4.00%	$43,819	5.00%

Tier 1 capital (to risk-weighted assets)	$162,125	24.00%	$40,523	6.00%	$54,031	8.00%

Common Equity Tier 1 Capital Ratio (to risk-weighted assets)	$162,125	24.00%	$30,393	4.50%	$43,900	6.50%

Total Capital ratio (to risk-weighted assets)	$170,571	25.26%	$54,031	8.00%	$67,539	10.00%

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

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s quarterly valuation process. Intra-quarter transfers in and out of level 3 assets and liabilities recorded at fair value on a recurring basis are disclosed. There were no such transfers during the quarter ended September 30, 2024 or the year ended December 31, 2023.

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

In accordance with FASB ASC 820, loans where an allowance is established based on the fair value of collateral (loans with impairment) require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price (e.g., contracted sales price), the Company records the loan as nonrecurring Level 2. When the fair value of the collateral dependent loan is derived from an appraisal, the Company records the loan as nonrecurring Level 3. Fair value is reassessed at least quarterly or more frequently when circumstances occur that indicate a change in the fair value. The fair values of collateral dependent loans that are not measured based on collateral values are measured using discounted cash flows and considered to be Level 3 inputs.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets as of September 30, 2024 and December 31, 2023 measured at fair value on a recurring basis.

		Level 1	Level 2	Level 3
		Quoted prices	Significant	Significant
		in active	other	other
		markets for	observable	unobservable
As of September 30, 2024	Total	identical assets	inputs	inputs
	(dollars in thousands)
Securities available for sale
Agencies	$544	$—	$544	$—
Corporate securities	1,554	—	1,554	—
Mortgage-backed securities	24,796	—	24,796	—
Treasuries	12,268	—	12,268	—
	$39,162	$—	$39,162	$—

		Level 1	Level 2	Level 3
		Quoted prices	Significant	Significant
		in active	other	other
		markets for	observable	unobservable
As of December 31, 2023	Total	identical assets	inputs	inputs
	(dollars in thousands)
Securities available for sale
Agencies	$4,723	$—	$4,723	$—
Corporate securities	1,418	—	1,418	—
Mortgage-backed securities	28,640	—	28,640	—
	$34,781	$—	$34,781	$—

BV FINANCIAL, INC. AND SUBSIDIARIES

The Company may be required to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a non-recurring basis as of September 30, 2024 and December 31, 2023 were included in the tables below.

		Level 1	Level 2	Level 3
		Quoted prices	Significant	Significant
		in active	other	other
		markets for	observable	unobservable
As of September 30, 2024	Total	identical assets	inputs	inputs
(dollars in thousands)
Individually evaluated loans	$3,970	$—	$—	$3,970
Foreclosed real estate and repossessed assets	160	—	—	160
	$4,130	$—	$—	$4,130

		Level 1	Level 2	Level 3
		Quoted prices	Significant	Significant
		in active	other	other
		markets for	observable	unobservable
As of December 31, 2023	Total	identical assets	inputs	inputs
(dollars in thousands)
Individually evaluated loans	$10,554	$—	$—	$10,554
Foreclosed real estate and repossessed assets	170	—	—	170
	$10,724	$—	$—	$10,724

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

BV FINANCIAL, INC. AND SUBSIDIARIES

The Company’s estimated fair values of financial instruments are presented in the following table.

		September 30, 2024		December 31, 2023
	Fair value	Carrying	Fair	Carrying	Fair
(dollars in thousands)	hierarchy	amount	value	amount	value

Financial assets
Cash and cash equivalents	Level 1	$94,065	$94,065	$73,742	$73,742
Equity investment	Level 2	254	254	256	256
Securities held to maturity	Level 2	6,029	5,210	10,209	9,206
Securities held to available for sale	Level 2	39,162	39,162	34,781	34,781
Federal Home Loan Bank of Atlanta stock	Level 2	654	654	626	626
Net loans	Level 3	685,230	683,230	696,248	686,879
Accrued interest receivable	Level 2	2,922	2,922	3,279	3,279

Financial liabilities
Deposits	Level 3	$634,313	$633,490	$634,120	$631,720
Subordinated Debentures	Level 3	34,845	29,406	37,251	31,018
Accrued interest payable	Level 2	1,102	1,102	193	193

Note 12 – Earnings Per Share (“EPS”)

Basic earnings per common share represent income available to common shareholders, divided by the weighted average number of common shares outstanding during the period. As a result of the Conversion, previously outstanding shares held by public stockholders were adjusted to reflect the 1.5309-to-1 exchange ratio. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may have been issued by the Company related to outstanding unvested restricted stock awards were determined using the treasury stock method and included in the calculation of dilutive common stock equivalents.

As of three and nine months ended September 30, 2024, and 2023, there were no, unvested restricted stock awards which were excluded from the calculation as their effect would be anti-dilutive. Basic and diluted earnings per share have been computed based on weighted-average common and common equivalent shares outstanding as follows:

	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2024		2023		2024		2023
(dollars in thousands, except per share data)	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net income	$3,798	$3,798	$3,684	$3,684	$9,771	$9,771	$10,698	$10,698
Weighted average common shares outstanding	10,752	10,752	10,600	10,600	10,686	10,686	8,858	8,858
Dilutive securities
Stock options	—	30	—	30	—	33	—	40
Adjusted weighted average shares outstanding	10,752	10,782	10,600	10,630	10,686	10,719	8,858	8,898
Earnings -per share amount	$0.35	$0.35	$0.35	$0.35	$0.91	$0.91	$1.21	$1.20

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023

Current expense
Federal	$860	$1,004	$2,375	$2,434
State	371	456	1,090	1,125
Total current expense	1,231	1,460	3,465	3,559
Deferred expense	211	(61)	323	345
Income tax expense	$1,442	$1,399	$3,788	$3,904

Note 14 – Subsequent Events

Not applicable.

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
•
changes in the economic assumptions and methodology used to calculate the allowance for credit losses;
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

Goodwill

The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates it is likely impairment has occurred. Goodwill impairment is determined by comparing the fair value of a reporting unit to its carrying amount. In any given year, the Company may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is in excess of its carrying value. If it is not more likely than not that the fair value of the reporting unit is in excess of the carrying value, or if the Company elects to bypass the qualitative assessment, a quantitative impairment test is performed. In performing a quantitative test for impairment, the fair value of net assets is estimated based on analyses of the Company’s market value, discounted cash flows, and peer values. The determination of goodwill impairment is sensitive to market-based economics and other key assumptions used in determining or allocating fair value. Variability in the market and changes in assumptions or subjective measurements used to estimate fair value are reasonably possible and may have a material impact on our consolidated financial statements or results of operations. Our annual goodwill impairment test is performed each year as of September 30. The Company performed its 2024 goodwill impairment qualitative assessment and determined its goodwill was not considered impaired.

Deferred Income Taxes

At September 30, 2024, we had a net deferred tax asset totaling $8.4 million. In accordance with ASC Topic 740 “Income Taxes,” we use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If currently available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting deferred tax assets and liabilities. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets are inherently subjective and are reviewed on a regular basis as regulatory or business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance that results in additional income tax expense in the period in which it is recognized would negatively affect income. Management believes, based upon current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize its federal and state deferred tax asset.

BV FINANCIAL, INC. AND SUBSIDIARIES

Comparison of Financial Condition at September 30, 2024 (unaudited) and December 31, 2023

Assets. Assets were $892.7 million at September 30, 2024, an increase of $7.4 million, or 0.8%, from $885.3 million at December 31, 2023. The increase was due primarily to a $20.3 million increase in cash and cash equivalents which was primarily offset by decreases of $11.6 million in loans and $2.0 million in other non-earning assets.

Cash and Cash Equivalents. Cash and cash equivalents increased $20.3 million, or 27.7%, to $93.8 million at September 30, 2024 from $73.5 million at December 31, 2023 primarily due to the decreases in loans and other non-interest earning assets.

Loans. Loans receivable decreased $11.6 million, or 1.6%, to $693.2 million at September 30, 2024 from $704.8 million at December 31, 2023. Decreases in one- to four-family real estate loans of $15.5 million and owner-occupied commercial real estate loans of $15.8 million were partially offset by increases in investor commercial real estate loans and commercial loans of $24.8 million.

Allowance for Credit Losses.

Our allowance for credit losses – loans decreased $553,000 to $8.0 million at September 30, 2024 compared to $8.6 million at December 31, 2023. The decrease in the ACL resulted from lower historical loss rates and lower life of loan calculations. The ratio of our allowance for credit losses to total loans was 1.15% at September 30, 2024 and September 30, 2023, while the allowance for credit losses to non-performing loans was 201.60% at September 30, 2024 compared to 81.05% at December 31, 2023.

Securities. Securities available for sale increased by $4.4 million, or 12.6%, to $39.2 million at September 30, 2024 from $34.8 million at December 31, 2023. The increase was due to purchases used primarily to secure local government deposits offset by paydowns in the mortgage-backed securities. The held-to-maturity portfolio decreased by $4.2 million or 40.9% due to maturities and paydowns not being replaced by purchases.

Liabilities. Liabilities decreased $3.2 million, or 0.5%, to $683.0 million at September 30, 2024 from $686.2 million at December 31, 2023. The decrease was due primarily to the decrease in borrowings as $3.0 million in junior subordinated debt was paid off in the first quarter of 2024.

Deposits. Total deposits increased $193,000, or 0.03% to $634.3 million at September 30, 2024 from $634.1 million at December 31, 2023. Interest-bearing deposits increased $2.9 million, or 0.6%, to $495.0 million at September 30, 2024 from $492.1 million at December 31, 2023. Noninterest bearing deposits decreased $2.7 million, or 1.9%, to $139.3 million at September 30, 2024 from $142.0 million at December 31, 2023.

Stockholders’ Equity. Stockholders’ equity increased $10.6 million, or 5.4%, to $209.7 million at September 30, 2024 from $199.1 million at December 31, 2023 primarily due to net income of $9.8 million.

BV FINANCIAL, INC. AND SUBSIDIARIES

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2024 and 2023

Average Balances and Yields. The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Non-accrual loans are included in the computation of average balances only. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Average balances exclude loans held for sale, if applicable. Net deferred loan origination fees totaled $2.1 million and $1.5 million at September 30, 2024 and 2023, respectively.

	For the Three Months Ended September 30,
	2024			2023
(dollars in thousands)	Average Outstanding Balance	Interest	Average Yield/Rate(1)	Average Outstanding Balance	Interest	Average Yield/Rate(1)
	(Unaudited)
Interest-earning assets:
Loans	$690,170	$10,522	6.05%	$702,320	$9,763	5.52%
Securities available-for-sale	36,201	353	3.87%	35,867	302	3.34%
Securities held-to-maturity	9,937	83	3.31%	12,493	89	2.83%
Cash, cash equivalents and other interest-earning assets	86,322	1,192	5.48%	115,553	1,559	5.35%
Total interest-earning assets	822,630	12,150	5.86%	866,233	11,713	5.36%
Noninterest-earning assets	68,767			65,878
Total assets	$891,397			$932,111

Interest-bearing liabilities:
Interest-bearing demand deposits	$79,652	207	1.03%	$82,096	219	1.06%
Savings deposits	128,918	89	0.27%	155,521	49	0.13%
Money market deposits	108,518	669	2.45%	85,981	254	1.17%
Certificates of deposit	173,751	1,416	3.23%	189,117	1,240	2.60%
Total interest-bearing deposits	490,839	2,381	1.92%	512,715	1,762	1.36%
Federal Home Loan Bank advances	—	—	—	37,500	529	5.60%
Subordinated debentures	34,827	466	5.30%	37,175	545	5.82%
Total borrowings	34,827	466	5.30%	74,675	1,074	5.71%
Total interest-bearing liabilities	525,666	2,847	2.15%	587,390	2,836	1.92%
Noninterest-bearing demand deposits	140,039			144,603
Other noninterest-bearing liabilities	18,101			50,437
Total liabilities	683,806			782,430
Equity	207,591			149,681
Total liabilities and equity	$891,397			$932,111
Net interest income		$9,303			$8,877
Net interest rate spread(2)			3.71%			3.44%
Net interest-earning assets(3)	$296,964			$278,843
Net interest margin(4)			4.49%			4.07%
Average interest-earning assets to interest-bearing liabilities	156.49%			147.47%

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

BV FINANCIAL, INC. AND SUBSIDIARIES

The following table sets forth the effects of changing rates and volumes on our net interest income for the three months ended September 30, 2024 and 2023. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by current rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated proportionately based on the changes due to rate and volume.

	For the Three Months Ended September 30, 2024
	Interest Income Increase (Decrease) Due to
	(In thousands)
	Volume	Rate	Total
Interest income:
Loans receivable	$(185)	$944	$759

Investment securities AFS	3	48	51
Investment securities HTM	(21)	15	(6)
Total Investment securities	(18)	63	45

Short-term investments and other
interest-earning assets	(404)	37	(367)
Total interest-earning assets	$(607)	$1,044	$437

Interest expense:
Deposits	$(106)	$725	$619

FHLB Borrowings	—	(529)	(529)
Subordinated Debentures	(31)	(48)	(79)
Total Borrowings	(31)	(577)	(608)
Total interest-bearing liabilities	(137)	148	11

Change in net interest income	$(470)	$896	$426

BV FINANCIAL, INC. AND SUBSIDIARIES

	For the Nine Months Ended September 30,
	2024			2023
(dollars in thousands)	Average Outstanding Balance	Interest	Average Yield/Rate(1)	Average Outstanding Balance	Interest	Average Yield/Rate(1)
	(Unaudited)
Interest-earning assets:
Loans	$701,310	$30,481	5.79%	$688,654	$27,864	5.39%
Securities available-for-sale	34,569	966	3.72%	35,746	846	3.15%
Securities held-to-maturity	10,507	266	3.37%	12,276	275	2.98%
Cash, cash equivalents and other interest-earning assets	74,720	3,058	5.46%	76,308	2,957	5.17%
Total interest-earning assets	821,106	34,771	5.64%	812,984	31,942	5.23%
Noninterest-earning assets	68,985			73,244
Total assets	$890,091			$886,228

Interest-bearing liabilities:
Interest-bearing demand deposits	$83,683	681	1.08%	$87,159	380	0.58%
Savings deposits	138,474	250	0.24%	163,312	141	0.12%
Money market deposits	96,724	1,496	2.06%	92,457	491	0.71%
Certificates of deposit	174,896	4,183	3.19%	172,950	2,682	2.07%
Total interest-bearing deposits	493,777	6,610	1.78%	515,878	3,694	0.95%
Federal Home Loan Bank advances	—	—	—	33,098	1,312	5.28%
Subordinated debentures	35,139	1,985	7.53%	37,122	1,622	5.82%
Total borrowings	35,139	1,985	7.53%	70,220	2,934	5.57%
Total interest-bearing liabilities	528,916	8,595	2.16%	586,098	6,628	1.51%
Noninterest-bearing demand deposits	139,642			154,521
Other noninterest-bearing liabilities	17,676			25,536
Total liabilities	686,234			766,155
Equity	203,857			120,073
Total liabilities and equity	$890,091			$886,228
Net interest income		$26,176			$25,314
Net interest rate spread(2)			3.48%			3.72%
Net interest-earning assets(3)	$292,190			$226,886
Net interest margin(4)			4.25%			4.15%
Average interest-earning assets to interest-bearing liabilities	155.24%			138.71%

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

BV FINANCIAL, INC. AND SUBSIDIARIES

The following table sets forth the effects of changing rates and volumes on our net interest income for the nine months ended September 30, 2024 and 2023. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by current rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated proportionately based on the changes due to rate and volume.

	For the Nine Months Ended September 30, 2024
	Interest Income Increase (Decrease) Due to
	(In thousands)
	Volume	Rate	Total
Interest income:
Loans receivable	$550	$2,067	$2,617

Investment securities AFS	(33)	153	120
Investment securities HTM	(45)	36	(9)
Total Investment securities	(78)	189	111

Short-term investments and other
interest-earning assets	(65)	166	101
Total interest-earning assets	$407	$2,422	$2,829

Interest expense:
Deposits	$(296)	$3,212	$2,916

FHLB Borrowings	(447)	(865)	(1,312)
Subordinated Debentures	(112)	475	363
Total Borrowings	(559)	(390)	(949)
Total interest-bearing liabilities	(855)	2,822	1,967

Change in net interest income	$1,262	$(400)	$862

BV FINANCIAL, INC. AND SUBSIDIARIES

Net Income. Net income was $3.8 million or $0.35 per diluted share for the three months ended September 30, 2024 compared to $3.7 million or $0.35 per diluted share for the three months ended September 30, 2023. In the quarter ended September 30, 2024, the Company recorded a recovery for credit losses of $714,000 as a result of the improvement in the asset quality of the Company’s loan portfolio. In the quarter ended September 30, 2023, the Company recognized a recovery for credit loss of $333,000. Net income was $9.8 million or $0.91 per diluted share for the nine months ended September 30, 2024 compared to $10.7 million or $1.20 per diluted share for the nine months ended September 30, 2023. The difference between the nine months ended September 30, 2024 when compared to the same period in 2023 is that in the nine months ended September 30, 2023, the Company recognized a gain on the sale of foreclosed real estate of $678,000, a gain on the sale of fixed assets of $188,000 and received $225,000 in life insurance death benefits. These items did not recur in 2024.

Interest Income. Interest income increased $435,000, or 3.7%, to $12.1 million for the three months ended September 30, 2024 from $11.7 million for the three months ended September 30, 2023. The increase was due primarily to an increase in interest income on loans, partially offset by a decrease in other interest income on cash and cash equivalents. Interest income on loans increased $759,000 or 7.8%, to $10.5 million for the three months ended September 30, 2024 from $9.8 million for the three months ended September 30, 2023 due to increases in the average yield on loans. The average balance of loans decreased $12.1 million, or 1.7%, to $690.2 million for the three months ended September 30, 2024 from $702.3 million for the three months ended September 30, 2023. The weighted average yield on loans increased 53 basis points to 6.05% for the three months ended September 30, 2024 compared to 5.52% for the three months ended September 30, 2023, as variable rate loans reset to higher interest rates and the rates on new loans exceeded the rates on paid off loans due to the higher interest rate environment. Other interest income decreased related to interest income on cash, cash equivalents and other interest-earning assets $370,000 to $1.2 million for the three months ended September 30, 2024 from $1.6 million for the three months ended September 30, 2023 due to a decrease in the average balance of cash, cash equivalents and other interest-earning assets.

Interest income increased $2.8 million, or 8.9%, to $34.8 million for the nine months ended September 30, 2024 from $31.9 million for the nine months ended September 30, 2023. The increase was due primarily to increases in interest income on loans, and, to a lesser extent, other interest income on cash, cash equivalents and other interest-earning assets. Interest income on loans increased $2.6 million, or 9.4%, to $30.5 million for the nine months ended September 30, 2024 from $27.9 million for the nine months ended September 30, 2023 due to increases in the average balance of loans and the average yield on loans. The average balance of loans increased $12.6 million, or 1.8%, to $701.3 million for the nine months ended September 30, 2024 from $688.7 million for the nine months ended September 30, 2023. The weighted average yield on loans increased 40 basis points to 5.79% for the nine months ended September 30, 2024 compared to 5.39% for the nine months ended September 30, 2023, as variable rate loans reset to higher interest rates and the rates on new loans exceeded the rates on paid off loans due to the higher interest rate environment. Other interest income on cash, cash equivalents and other interest-earning assets increased $100,000 to $3.1 million for the nine months ended September 30, 2024 from $3.0 million for the nine months ended September 30, 2023 due to a 29 basis point increase in the average yield, offset by a slight decrease in the average balance of cash, cash equivalents and other interest-earning assets.

Interest Expense. Interest expense remained unchanged at $2.8 million for the three months ended September 30, 2024 and 2023. Interest expense on deposits increased $619,000 for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, as rates paid increased and depositors moved money into higher-cost certificates of deposit, offset by a decrease in interest expense on borrowed money of $608,000 as there were no advances outstanding from the FHLB in the quarter ended September 30, 2024.

The increase in interest expense on deposits was due to a 56 basis point increase in the average rate, offset by a $21.9 million decrease in the average balance of interest-bearing deposits to $490.8 million at September 30, 2024 from $512.7 million for the three months ended September 30, 2023. The average rate on interest-bearing deposits was 1.92% for the three months ended September 30, 2024 compared to 1.36% for the three months ended September 30, 2023.

We had no interest expense on FHLB advances for the three months ended September 30, 2024 compared to $530,000 for the three months ended September 30, 2023 as all advances were paid off.

Interest expense on subordinated debentures decreased $79,000, or 14.7%, to $466,000 for the three months ended September 30, 2024 compared to $545,000 for the three months ended September 30, 2023. The decrease was due primarily to the pay-off in the first quarter of 2024 of $3.0 million in junior subordinated debt assumed in a prior acquisition.

BV FINANCIAL, INC. AND SUBSIDIARIES

Interest expense increased $2.0 million, or 29.7%, to $8.6 million for the nine months ended September 30, 2024 compared to $6.6 million for the nine months ended September 30, 2023 primarily due to a $2.9 million increase in interest expense on deposits as rates paid increased and depositors moved money into higher-cost certificate of deposit accounts, and an increase of $364,000 in interest expense on subordinated debt, offset by a $1.3 million decrease in interest expense on borrowed money as there were no advances outstanding from the FHLB during the nine months ended September 30, 2024.

The increase in interest expense on deposits was due to a 83 basis point increase in the average rate, offset by a $22.1 million decrease in the average balance of interest-bearing deposits to $493.8 million at September 30, 2024 from $515.9 million for the nine months ended September 30, 2023. The average rate on interest-bearing deposits was 1.78% for the nine months ended September 30, 2024 compared to 0.95% for the nine months ended September 30, 2023.

We had no interest expense on FHLB advances for the nine months ended September 30, 2024 compared to $1.3 million for the nine months ended September 30, 2023 as all advances were paid off.

Interest expense on subordinated debentures increased $363,000, or 22.4%, to $2.0 million for the nine months ended September 30, 2024 compared to $1.6 million for the nine months ended September 30, 2023. The average rate on subordinated debentures increased 171 basis points to 7.53% for the nine months ended September 30, 2024 compared to 5.82% for the nine months ended September 30, 2023. The increase was due primarily to the write-off (increase in interest expense) of the remaining purchase accounting fair market value adjustment of $566,000 upon the pay-off in the first quarter of 2024 of $3.0 million in junior subordinated debt assumed in a prior acquisition.

Net Interest Income. Net interest income was $9.3 million for the three months ended September 30, 2024 compared to $8.9 million in the three months ended September 30, 2023. The net interest margin for the three months ended September 30, 2024 was 4.49% compared to 4.07% for the three months ended September 30, 2023. The increase in net interest income was due to higher yields on interest-earning assets, and lower balances of interest-bearing liabilities offsetting higher rates paid on deposits.

Net interest income was $26.2 million for the nine months ended September 30, 2024, compared to $25.3 million in the nine months ended September 30, 2023. The net interest margin for the nine months ended September 30, 2024 was 4.25% compared to 4.15% for the nine months ended September 30, 2023. The increase in net interest income was due to higher yields on interest earning assets, and lower balances of interest-bearing liabilities offsetting higher rates paid on deposits.

Provision for Credit Losses.

We recorded a recovery for credit losses of $714,000 for the three months ended September 30, 2024 compared to a recovery for credit losses of $333,000 for the three months ended September 30, 2023. We recorded a recovery of credit losses of $806,000 for the nine months ended September 30, 2024 compared to a recovery of credit losses of $480,000 for the nine months ended September 30, 2023. Our allowance for credit losses was $8.0 million at September 30, 2024 compared to $8.2 million at September 30, 2023. The ratio of our allowance for credit losses to total loans was 1.15% at September 30, 2024 compared to 1.15% at September 30, 2023, while the allowance for credit losses to non-performing loans was 201.6% at September 30, 2024 compared to 213.5% at September 30, 2023. The Company had net recoveries on previously charged off loans of $132,000 in the quarter ended September 30, 2024 as compared to net recoveries of $255,000 in the quarter ended September 30, 2023 and net recoveries of $284,000 in the nine months ended September 30, 2024 as compared to net recoveries of $421,000 in the nine months ended September 30, 2023.

Non-interest Income. For the three months ended September 30, 2024, noninterest income totaled $696,000 compared to $882,000 for the quarter ended September 30, 2023. For the quarter ended September 30, 2023, the Company recognized a gain of $188,000 on the sale of a former branch building.

For the nine months ended September 30, 2024, noninterest income totaled $1.9 million as compared to $3.1 million for the nine months ended September 30, 2023. In the nine months ended September 30, 2023, the Company recognized a gain of $678,000 on the sale of foreclosed real estate, a gain of $188,000 on the sale of a former branch building and $225,000 in life insurance death benefits.

Non-interest Expense. For the three months ended September 30, 2024, noninterest expense totaled $5.5 million compared to $5.0 million in the three months ended September 30, 2023. Compensation and benefits increased $344,000, or 10.9%, due to increases in salary and benefits. Professional fees increased by $180,000, or 81.9%, primarily due to legal and accounting costs

BV FINANCIAL, INC. AND SUBSIDIARIES

related to the Company becoming a public company, and data processing expense increased by $21,000 or 6.2%. These increases were partially offset by decreases in all other categories of expenses.

For the nine months ended September 30, 2024, noninterest expense totaled $15.3 million as compared to $14.3 million in the nine months ended September 30, 2023. Compensation and benefits increased $827,000, or 9.3%, due to increases in staffing and salaries and benefits. Professional fees increased $160,000, or 26.8%, primarily due to legal and accounting costs related to the Company becoming a public company. Expenses also increased in the occupancy, data processing and other expense categories while decreases occurred in foreclosed real estate costs, equipment and advertising expenses.

Income Tax Expense. We recognized income tax expense of $1.4 million for each of the three months ended September 30, 2024 and 2023, resulting in effective rates of 27.5% and 27.5%, respectively. In the nine months ended September 30, 2024 and 2023, we recognized income tax expense of $3.8 million and $3.9 million, respectively, resulting in effective tax rates of 27.9% and 26.7%, respectively.

Asset Quality. Non-performing assets at September 30, 2024 totaled $4.1 million consisting of $3.9 million in nonperforming loans and $160,000 in other real estate owned, compared to $10.7 million at December 31, 2023, consisting of $10.6 million in non-performing loans and $170,000 in other real estate owned. During the quarter, our largest loan on non-accrual, a $3.8 million investor commercial real estate loan paid off. At September 30, 2024, the allowance for credit losses on loans was $8.0 million, which represented 1.15% of total loans and 201.6% of non-performing loans compared to $8.6 million at December 31, 2023, which represented 1.21% of total loans and 81.1% of non-performing loans.

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from maturities of securities. We also have the ability to borrow from the FHLB of Atlanta. At September 30, 2024, we had $151.6 million available under a line of credit with the FHLB of Atlanta, and had $23.0 million of FHLB in unfunded letters of credit used to secure municipal deposits outstanding against the line of credit with the FHLB of Atlanta. This resulted in additional borrowing availability from the FHLB of $128.6 million, none of which was outstanding at September 30, 2024. The Company also has a short-term unsecured facility from a correspondent bank in the amount of $20.0 million.

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

We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained. However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances, brokered deposits or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense. At September 30, 2024, the Company had $10.0 million in brokered deposits and no brokered deposits at September 30, 2023. In addition, we had $57.7 million of municipal deposits at September 30, 2024, which represented 9.1% of total deposits. The Bank's uninsured deposits totaled $204.6 million, or 30.1% of total deposits, of which $51.6 million were secured using the market value of pledged collateral or letters of credit issued by FHLB, and an additional $45.4 million were deposits of the Company at the Bank.

Capital Resources. At September 30, 2024, the Bank exceeded all of its regulatory capital requirements and was categorized as well capitalized. Management is not aware of any conditions or events since the most recent notification that would change our category.

BV FINANCIAL, INC. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Company is a smaller reporting company.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2024. Based on that evaluation, the Company’s management, including the Co-Chief Executive Officers and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2024, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 30, 2024, the Company announced that it had adopted a stock repurchase program for up to 10% of the Company’s outstanding shares of common stock (approximately 1,138,772 shares). The program does not have a scheduled expiration date and the Company's Board has the right to suspend or discontinue the program at any time.

The following table provides information on repurchases by the Company of its common stock under the Company’s Board approved program during the quarter ended September 30, 2024.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2024	—	$—	—	1,138,772
August 1 - 31, 2024	10,000	13.92	10,000	1,128,772
September 1 - 30, 2024	19,500	15.41	19,500	1,109,272
Total	29,500	$14.90	29,500

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

BV FINANCIAL, INC. AND SUBSIDIARIES

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation of BV Financial, Inc. (1)

3.2	Amended and Restated Bylaws of BV Financial Bancorp, Inc. (2)
10.1	BV Financial, Inc. 2024 Equity Incentive Plan (3)
31.1 31.2

Certification of Co- Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Certification of Co- Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials for the quarter ended September 30, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

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
(3)
Incorporated by reference to Appendix A to the Proxy Statement for the Annual Meeting of Stockholders (Commission File No. 001-41764), filed on August 1, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BV FINANCIAL, INC.

Date: November 13, 2024	/s/ Timothy L. Prindle
Timothy L. Prindle Co-President and Chief Executive Officer
Date: November 13, 2024	/s/ David M. Flair
David M. Flair
Co-President and Chief Executive Officer

Date: November 13, 2024	/s/ Michael J. Dee
Michael J. Dee
Executive Vice President and Chief Financial Officer