Form 10-K
period 2024-12-31
BV Financial, Inc.
filed 2025-03-27
CIK 1302387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on June 30 , 2024, the end of the Company's second fiscal quarter was approximately $135,627,781.

The number of shares of Registrant’s Common Stock outstanding as of March 14, 2025 was 10,594,044.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Proxy Statement for the 2025 Annual Meeting of Stockholders (Part III)

Auditor Firm Id: 686 Auditor Name: Forvis Mazars, LLP Auditor Location: Tysons, Virginia, United States

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
•
statements regarding our business plans, prospects, growth and operating strategies and financial condition and results of operations;
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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•
general economic conditions, either nationally or in our market areas, including potential recessionary conditions or slowed economic growth caused by supply chain disruption or otherwise that are worse than expected;
•
changes in the level and direction of loan delinquencies and write-offs and changes in the calculation methodology and the estimates of the adequacy of the allowance for credit losses;
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
•
changes in the determination of goodwill;
•
changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, capital requirements and insurance premiums;
•
changes in monetary or fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board;
•
the imposition of tariffs or other domestic or international governmental policies;
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

Prior to consummation of its mutual to stock conversion in July 2023, BayVanguard, M.H.C., Inc. (the “MHC”) a Maryland-chartered mutual holding company, owned 86.3% of the outstanding common stock of the Company. On January 19, 2023, the MHC adopted a Plan of Conversion and Reorganization (the “Plan”) pursuant to which the MHC reorganized from the two-tier mutual holding company structure to the fully-public stock holding company structure (the “Conversion”). The conversion was consummated on July 31, 2023 on which date the MHC ceased to exist. As part of the Conversion, the Company sold 9,798,980 shares of its common stock at a price of $10.00 per share. Each outstanding share of Company common stock owned by the public stockholders of the Company were converted into new shares of Company common stock based on an exchange ratio of 1.5309-to-1. The Company had 11,375,803 shares of Company common stock outstanding as a result of the Conversion.

The Company conducts its operations primarily through its wholly owned subsidiary, the Bank, a Maryland-chartered commercial bank. At December 31, 2024, the Company had total assets of $911.8 million, loans of $737.8 million, deposits of $651.5 million, and stockholders’ equity of $195.5 million.

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

Market Area

We conduct our operations from our main office, 13 branch offices and one standalone interactive teller machine (“ITM”), all of which are located in the Baltimore market (Baltimore City, Anne Arundel, Baltimore and Harford Counties, Maryland) and Dorchester and Talbot Counties, Maryland on the Eastern Shore of Maryland.

The economy in our primary market area has benefited from being varied and diverse, with a broad economic base.

Competition

We face competition within our market area both in making loans and attracting deposits. Our market area has a concentration of financial institutions that include large money center and regional banks, community banks and credit unions. We also face competition from mortgage banking firms, consumer finance companies, and financial technology or “fintech” companies, and, with respect to deposits, from money market funds, brokerage firms, mutual funds and insurance companies.

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

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated. At December 31, 2024 and 2023, we had no loans held for sale.

	At December 31,
	2024		2023
	Amount	Percent	Amount	Percent
(dollars in thousands)
Real Estate Loans:
One to four family - owner occupied	$141,867	19.23%	$130,026	18.45%
One to four family - non-owner occupied	99,824	13.53%	108,090	15.34%
Commercial owner occupied	82,614	11.20%	102,512	14.54%
Commercial investor	328,680	44.56%	287,194	40.75%
Construction and land	30,578	4.14%	21,865	3.10%
Farm Loans	11,329	1.54%	14,877	2.11%
Marine and other consumer loans	16,772	2.27%	18,279	2.58%
Guaranteed by the U.S. Government	2,902	0.39%	3,715	0.53%
Commercial	23,194	3.14%	18,244	2.60%
Total loans receivable, gross	737,760	100.00%	704,802	99.99%

Allowance for credit losses	(8,522)		(8,554)

Total loans receivable, net	$729,238		$696,248

Net deferred origination (fees) and costs for the year ended December 31, 2024 and 2023 were $2.2 million and $1.8 million, respectively.

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

(dollars in thousands)	1-4 Family Owner Occupied	1-4 Family Non-Owner Occupied	Commercial Real Estate Owner Occupied	Commercial Real Estate-Investor	Construction & Land	Farm	Marine	Other Consumer	U.S. Government Guaranteed	Commercial	Total

One year or Less 2025	$2,552	$3,907	$4,563	$12,928	$4,530	$1,176	$2	$143	$60	$10,863	$40,724
> 1 year - 5 years 2026-2029	9,272	24,577	25,305	146,118	24,342	1,999	67	917	103	6,185	238,885
>5 to 15 years 2030-2039	27,361	25,054	30,462	126,393	853	5,617	3,845	435	2,361	3,827	226,208
> 15 years 2040 +	102,682	46,286	22,284	43,241	853	2,537	11,307	56	378	2,319	231,943
Total	$141,867	$99,824	$82,614	$328,680	$30,578	$11,329	$15,221	$1,551	$2,902	$23,194	$737,760

The following table sets forth our fixed and adjustable-rate loans at December 31, 2024 that are contractually due after December 31, 2024.

	Due After December 31, 2024
(dollars in thousands)	Fixed	Variable	Total

One to four family - owner occupied	$104,094	$35,221	$139,315
One to four family - non-owner occupied	47,498	48,419	95,917
Commercial owner occupied real estate	38,096	39,955	78,051
Commercial investor real estate	205,436	110,316	315,752
Construction and land	15,367	10,681	26,048
Farm Loans	4,557	5,596	10,153
Marine Loans	15,219	—	15,219
Other Consumer	1,100	308	1,408
Guaranteed by the U.S. Government	2,842	—	2,842
Commercial	8,775	3,556	12,331
Total	$442,984	$254,052	$697,036

Commercial Real Estate Lending. At December 31, 2024, we had $411.3 million in commercial real estate loans, representing 55.8% of our total loan portfolio. Of this amount, we had $82.6 million in owner occupied commercial real estate loans and $328.7 million in commercial – investor real estate loans. Our commercial real estate loans are secured by a variety of properties, including multi-family, commercial retail, smaller suburban office buildings, shopping centers and hotels.

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

At December 31, 2024, $243.2 million, or 53.3% of our commercial real estate loans (which include both commercial– owner occupied and commercial–investor loans) and 33.0% of our total loan portfolio, were secured by collateral located outside of Maryland in 37 states throughout the United States. We generally underwrite these loans under the same methodology and terms that are used for our in-state loans.

At December 31, 2024, the average loan balance outstanding in the commercial real estate loan portfolio was $898,000 and the largest individual commercial real estate loan outstanding, net of participations sold, was a $12.6 million loan secured by land. This loan was performing in accordance with its original repayment terms at December 31, 2024.

One- to-Four Family Residential Real Estate Lending. Our one-to four-family residential loan portfolio consists of mortgage loans that enable borrowers to purchase or refinance homes. At December 31, 2024, we had $241.7 million of loans secured by one- to four-family residential real estate, representing 32.8% of our total loan portfolio, of which $207.4 million, or 85.7% are secured by properties located in Maryland. At December 31, 2024, $99.8 million, or 41.3% of the one- to four-family residential real estate loan portfolio and 13.5% of the total loan portfolio, was secured by non-owner occupied properties. We generally will not make loans in excess of 80% loan to value on non-owner occupied properties.

Generally, our one- to four-family residential real estate loans have terms of up to 30 years. At December 31, 2024, 64.7% of our one- to four-family residential real estate loans were fixed-rate loans and 35.3% were adjustable-rate loans. Generally, our adjustable-rate mortgage loans have initial repricing terms of five years. Following the initial repricing term, such loans adjust annually for the balance of the loan term. Adjustable-rate mortgage loans are indexed to the One- or Five-Year U.S. Treasury Constant Maturity rate, plus a margin.

Loan-to-value ratios are determined by collateral type and occupancy level. We generally limit the loan-to-value ratios of our residential mortgage loans without private mortgage insurance to 80%. Loans where the borrower obtains private mortgage insurance may be made in excess of this limit, up to 97% of the value of the property.

We do not offer “interest only” mortgage loans on permanent, owner occupied, one- to four-family residential real estate loans (where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan), but we do offer such loans on one- to four-family non-owner occupied loans. At December 31, 2024, $9.4 million of our one- to four-family non-owner occupied loans were “interest only” loans. All such loans were performing in accordance with their original repayment terms. We do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. We do not have a “subprime lending” program for one- to four-family residential real estate loans (i.e., loans that generally target borrowers with weakened credit histories).

Commercial Lending. At December 31, 2024, we had $23.2 million of commercial loans outstanding, representing 3.1% of the total loan portfolio. We originate commercial loans, including equipment loans and business acquisitions loans, floor plan loans and lines of credit to small- and medium-sized companies in our market area. Our commercial loan portfolio consists of mix of secured loans and unsecured loans. Generally, secured loans can have a loan-to-value ratio of up to 90% of the collateral securing the loan. We generally require our commercial business borrowers to maintain their principal deposit accounts with us, which improves our overall interest rate spread and profitability. We may increase this type of lending in the future.

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

At December 31, 2024, our largest commercial loan relationship totaled $5.9 million and was secured by real estate secured margined notes receivable. At December 31, 2024, this loan was performing in accordance with its contractual terms.

Construction and Land Lending. We make construction loans, mostly to builders and commercial borrowers for owner occupied projects. We also originate a limited amount of land loans. At December 31, 2024, our construction and land loans totaled $30.6 million, representing 4.1% of our total loan portfolio, and included $16.2 million of land loans. Most of our construction and land loans are secured by properties located in our market area.

Construction loans generally have a maximum term of 24 months. Construction loans are limited to 80% of the appraised value on residential construction/rehab loans (lot and improvements), 75% of the appraised value on non-residential construction loans and 90% of appraised value on residential owner-occupied dwellings, with adequate mortgage insurance. At December 31, 2024, our largest outstanding construction loan was for $9.6 million, all of which was outstanding. This loan was performing according to its contractual terms at December 31, 2024.

Land development loans are generally secured by vacant land located in Maryland and in process of improvement. We generally originate land loans up to 75% of the lower of cost or as completed appraised value. These loans generally have a maximum term of 24 months. At December 31, 2024, our largest land loan had an outstanding balance of $12.4 million and it was performing in accordance with its original repayment terms.

Marine Lending. At December 31, 2024, we had $15.2 million, or 2.1% of our total loans, of marine loans. Marine loans are typically made through two, long standing, dealer and broker relationships, and, to a much lesser extent, walk-in applications. These loans typically have a maximum loan term of 20 years and are made at a fixed rate. Marine loans are generally limited to no more than 90% of retail price plus taxes and fees or survey value or NADA Marine Appraisal Guide value, whichever is less.

Farm Lending. At December 31, 2024, we had $11.3 million, or 1.5% of our total loans, of farm loans. The farm loan portfolio consists of loans to farmers and agricultural businesses, most of which are located on the Eastern Shore of Maryland. These loans typically have a five-year term and are made at a fixed rate, indexed to the Five-Year U.S. Treasury Constant Maturity rate, plus a margin. We generally limit farm loans to 80% of the purchase price or appraised value of land and 90% of the purchase price or market value of equipment, whichever is less.

Other Consumer Lending. We originate limited amounts of consumer loans apart from marine loans. At December 31, 2024, our consumer loan portfolio totaled $1.6 million, or 0.2% of our total loan portfolio. The consumer loans that we originate generally consist of loans secured by automobile loans, deposits and miscellaneous other types of installment loans and are generally only provided to existing lending clients upon request.

Guaranteed by the U.S. Government. We have in the past purchased the guaranteed portion of U.S. Department of Agriculture and SBA loans in the secondary market, though we are no longer actively engaged in this market. Such loans totaled $2.9 million at December 31, 2024. We are also authorized lenders under the SBA’s 7(a) and 504 programs and have originated loans under those programs in the past.

Loan Underwriting Risks

Commercial Real Estate Loans. Loans secured by commercial real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential real estate loans. The primary concern in commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we generally require borrowers and loan guarantors to provide monthly, quarterly, semi-annual or annual financial statements, depending on the size of the loan or lending relationship, on commercial real estate loans. In reaching a decision on whether to make a commercial real estate loan, we consider and review a global cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. Also, many of our borrowers have more than one of these types of loans outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to a residential mortgage loan.

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

We generally do not sell loans we originate into the secondary market. When we do sell certain of our loans, we do so on a best effort basis to third-party investors servicing released. At December 31, 2024, we had no loans held for sale.

We purchase loan participations secured by properties primarily within Maryland in which we are not the lead lender. In these circumstances, we follow our customary loan underwriting and approval policies. At December 31, 2024, the outstanding balances of our loan participations where we are not the lead lender totaled $8.0 million, or 1.1% of our loan portfolio, of which $7.9 million were commercial real estate loans. All such loans were performing in accordance with their original repayment terms. We also have participated portions of commercial real estate loans that would have exceeded our loans-to-one borrower legal lending limit and for risk diversification. Historically, we have not purchased whole loans, however, in 2024, we purchased a package of $14.0 million in five and seven year adjustable owner occupied 1-4 loans.

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

Loans-to-One Borrower

Pursuant to applicable law, the aggregate amount of loans that BayVanguard Bank is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of BayVanguard Bank’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral”). At December 31, 2024, based on the 15% limitation, BayVanguard Bank’s loans-to-one-borrower limit was approximately $27.0 million. At December 31, 2024, net of participations sold, our largest loan relationship with one borrower was 31 loans for $19.8 million, which were secured by properties leased by our borrower to operators of restaurants, retail stores and gasoline stations. At December 31, 2024, the underlying loans were performing in accordance with their contractual terms.

Delinquencies and Asset Quality

Delinquency Procedures. When a borrower fails to make a required loan payment by the due date, a late notice is generated stating the payment and late charges due. If payment is not received, a system generated follow-up notice is sent at 31 days. Staff begin calling customers at 16 days past due and sending default letters at 60 days. If the payment default remains uncured, the appropriate action required to collect against the collateral is commenced. When applicable, accounts are assigned to legal counsel with all rights and remedies reserved.

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

When we acquire real estate as a result of foreclosure, the real estate is classified as real estate owned. The real estate owned is recorded at the lower of carrying amount or fair value, less estimated costs to sell. Soon after acquisition, we order a new appraisal to determine the current market value of the property. Any excess of the recorded value of the loan satisfied over the market value of the property is charged against the allowance for credit losses, or, if the existing allowance is inadequate, charged to expense of the current period. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell. At December 31, 2024, we had $159,000 in real estate owned, which consisted of a one-to four-family, non-owner occupied property.

Delinquent Loans. The following tables set forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	December 31, 2024
	30 - 59	60 - 89	90+
	Days	Days	Days	Total	Current	Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Real estate
One to four family - owner occupied	$2,923	$558	$608	$4,089	$137,778	$141,867
One to four family - non owner occupied	576	—	—	576	99,248	99,824
Commercial owner occupied	408	—	656	1,064	81,550	82,614
Commercial investor	—	—	—	—	328,680	328,680
Construction and land	299	—	—	299	30,279	30,578
Farm loans	—	—	—	—	11,329	11,329
Total real estate loans	4,206	558	1,264	6,028	688,864	694,892

Marine and other consumer loans	9	—	11	20	16,752	16,772
Guaranteed by U.S. Government	9	52	—	61	2,841	2,902
Commercial	—	—	380	380	22,814	23,194
Total consumer and commercial loans	18	52	391	461	42,407	42,868

Total loans	$4,224	$610	$1,655	$6,489	$731,271	$737,760

	December 31, 2023
	30 - 59	60 - 89	90+
	Days	Days	Days	Total	Current	Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Real estate
One to four family - owner occupied	$2,043	$645	$619	$3,307	$126,719	$130,026
One to four family - non owner occupied	322	—	219	541	107,549	108,090
Commercial owner occupied	901	—	468	1,369	101,143	102,512
Commercial investor	371	—	6,907	7,278	279,916	287,194
Construction and land	826	—	258	1,084	20,781	21,865
Farm loans	—	—	—	—	14,877	14,877
Total real estate loans	4,463	645	8,471	13,579	650,985	664,564

Marine and other consumer loans	39	—	—	39	18,240	18,279
Guaranteed by U.S. Government	—	—	—	—	3,715	3,715
Commercial	—	401	—	401	17,843	18,244
Total consumer and commercial loans	39	401	—	440	39,798	40,238

Total loans	$4,502	$1,046	$8,471	$14,019	$690,783	$704,802

Non-Performing Assets. The following table sets forth information regarding our non-performing assets.

	At December 31,
(dollars in thousands)	2024	2023
Non-accrual loans:
Real Estate Loans:
One to four family - owner occupied	$1,218	$1,160
One to four family - non-owner occupied	280	273
Commercial owner occupied	1,323	739
Commercial investor	772	8,057
Construction and land	26	321
Marine and other consumer loans	11	4
Commercial	380	—
Total loans receivable, gross	4,010	10,554
Real estate owned	159	170
Total non-performing assets	$4,169	$10,724
Total non-performing loans to total loans	0.54%	1.46%
Total non-accrual loans to total loans	0.54%	1.50%
Total non-performing assets to total assets	0.46%	1.19%

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

On the basis of this review of our assets, our classified and special mention assets at the dates indicated were as follows:

	At December 31,
(dollars in thousands)	2024	2023
Substandard loans	$7,437	$18,991
Doubtful loans	—	—
Loss loans	—	—
Total classified loans	$7,437	$18,991
Special mention loans	—	400

The decrease in substandard loans was primarily due to decreases in commercial investor real estate of $7.3 million, commercial owner occupied real estate of $2.1 million, construction and land of $1.7 million, and one to four family non-owner occupied of $1.2 million. Of the $7.4 million loans classified as substandard at December 31, 2024, $4.5 million were performing loans. These performing loans that are classified as substandard have characteristics that cause management concern over the ability of the borrower to perform under present loan repayment terms and that may result in the reporting of these loans as non-performing loans in the future.

Allowance for Credit Losses

On January 1, 2023, we adopted ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which replaced the incurred loss methodology with an expected loss methodology, referred to as the “CECL” methodology.

The following table sets forth activity in our allowance for credit losses for the periods indicated.

Year Ended	December 31, 2024
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions (recovery)	Ending Balance
Real estate
One to four family - owner occupied	$1,728	$—	$115	$15	$1,858
One to four family - non owner occupied	1,030	(1)	196	(483)	742
Commercial owner occupied	563	—	—	(52)	511
Commercial investor	3,725	—	—	(133)	3,592
Construction and land	772	—	4	164	940
Farm loans	179	—	—	(110)	69
Total real estate loans	7,997	(1)	315	(599)	7,712

Marine and other consumer loans	403	(3)	1	(2)	399
Commercial	154	—	3	254	411
Total consumer and commercial	557	(3)	4	252	810

Total loans	$8,554	$(4)	$319	$(347)	$8,522

Year Ended	December 31, 2023
(dollars in thousands)	Beginning Balance	Impact of ASC 326 Adoption	Charge-offs	Recoveries	Provisions (recovery)	Ending Balance
Real estate
One to four family - owner occupied	$344	$1,117	$(2)	$64	$205	$1,728
One to four family - non owner occupied	562	356	—	305	(193)	1,030
Commercial owner occupied	366	78	(3)	—	122	563
Commercial investor	2,272	1,506	—	—	(53)	3,725
Construction and land	93	496	—	154	29	772
Farm loans	17	135	—	—	27	179
Total real estate loans	3,654	3,688	(5)	523	137	7,997

Marine and other consumer loans	68	336	(80)	26	53	403
Commercial	91	208	—	3	(148)	154
Total consumer and commercial	159	544	(80)	29	(95)	557

Total loans	$3,813	$4,232	$(85)	$552	$42	$8,554

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

	At December 31,
	2024			2023
(dollars in thousands)	Allowance for Credit Losses	Percent of Allowance in each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Credit Losses	Percent of Allowance in each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
Real estate
One to four family - owner occupied	$1,858	21.80%	19.23%	$1,728	20.20%	18.45%
One to four family - non owner occupied	742	8.71%	13.53%	1,030	12.04%	15.34%
Commercial owner occupied	511	6.00%	11.20%	563	6.58%	14.54%
Commercial investor	3,592	42.15%	44.56%	3,725	43.55%	40.76%
Construction and land	940	11.03%	4.14%	772	9.03%	3.10%
Farm loans	69	0.81%	1.54%	179	2.09%	2.11%
Total real estate loans	7,712	90.50%	94.20%	7,997	93.49%	94.30%

Marine and other consumer loans	399	4.68%	2.27%	403	4.71%	2.59%
Guaranteed by U.S. Government	—	0.00%	0.39%	—	0.00%	0.53%
Commercial	411	4.82%	3.14%	154	1.80%	2.58%
Total consumer and commercial	810	9.50%	5.80%	557	6.51%	5.70%

Total loans	$8,522	100.00%	100.00%	$8,554	100.00%	100.00%

Investment Activities

General. The goals of our asset liability and investment management policy are to maintain a balance of high quality, diversified, investment securities that provide sufficient risk-adjusted returns relative to the current market, generate a reasonable rate of return and meet or exceed liquidity guidelines. Subject to loan demand and our interest rate risk analysis, we will increase the balance of our investment securities portfolio when we have excess liquidity.

Our asset liability and investment management policy is reviewed at least annually by the board of directors. All investment decisions are made by our Chief Financial Officer and Vice President of Finance in accordance with board-approved policies. All investment transactions are reviewed at regularly scheduled meetings of the board of directors.

We currently invest in mortgage-backed securities, investment grade corporate bonds and securities issued by the U.S. Government and its agencies or government sponsored enterprises. Also, at December 31, 2024, we held $391,000 in equity securities of other financial institutions, which BV Financial holds in a trading account. Our current asset liability and investment management policy also permits, with certain limitations, investments in collateralized mortgage obligations, corporate subordinated debt and municipal securities.

At December 31, 2024, our available-for-sale investment securities portfolio totaled $37.3 million and consisted of mortgage-backed securities and investment grade corporate bonds and our held-to-maturity investment securities portfolio totaled $6.0 million and consisted of securities issued by the U.S. Government and its agencies or government sponsored enterprises, mortgage-backed securities and investment grade corporate bonds. In addition, at December 31, 2024, we owned $1.4 million of FHLB of Atlanta stock. As a member of FHLB of Atlanta, we are required to purchase stock in the FHLB of Atlanta, which stock is carried at cost and classified as restricted equity securities.

The amortized cost and fair value of securities as of December 31, 2024, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without prepayment penalties.

	December 31, 2024
	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	cost	value	cost	value

Maturing
Due under one year	$26,340	$26,272	$166	$167
Due after one year through five years	143	139	3,325	2,982
Due after five years through ten years	1,789	1,555	356	334
Due after ten years	11,222	9,293	2,132	1,692
Total	$39,494	$37,259	$5,979	$5,175

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

Deposits. Our deposits are generated primarily from our primary market area. We offer a selection of deposit accounts, including noninterest-bearing and interest-bearing checking accounts, money market accounts, savings accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We have the authority to accept brokered deposits, and had $50 million of brokered certificates of deposit as of December 31, 2024. In addition, we had $59.3 million of municipal deposits at December 31, 2024, which represented 9.1% of total deposits.

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

The following table sets forth the distribution of total deposits by account type at the dates indicated.

	At December 31,
	2024		2023
	Amount	Percent	Amount	Percent
(dollars in thousands)
Noninterest-bearing checking accounts	$129,724	19.91%	$142,030	22.40%
Interest-bearing checking accounts	82,954	12.73%	83,656	13.19%
Money market accounts	121,558	18.66%	87,310	13.77%
Savings accounts	127,207	19.53%	147,608	23.28%
Certificates of deposit	190,048	29.17%	173,516	27.37%
Total deposits	$651,491	100.00%	$634,120	100.00%

As of December 31, 2024 and 2023, the aggregate estimated amount of uninsured deposits (deposits in amounts greater than or equal to $250,000, which is the maximum amount for federal deposit insurance) was $144.6 million and $141.8 million, respectively. As of December 31, 2024, the aggregate amount of all our uninsured certificates of deposit was $25.9 million. At December 31, 2024 and 2023, uninsured deposits included $54.0 million and $64.0 million in deposits secured by the market value of pledged securities or secured letters of credit.

At December 31, 2024, the Bank had approximately $225.0 million in available liquidity, including $70.5 million in cash, $119.6 million in secured borrowing capacity at the FHLB, and $20.0 million in an unsecured line of credit. This available liquidity is 1.9x the uninsured and unsecured deposit balance of $118.1 million.

The following table sets forth the maturity of our uninsured certificates of deposit at December 31, 2024.

Year ending December 31,
(dollars in thousands)
2025	$23,454
2026	1,252
2027	506
2028	250
2029	400
Thereafter	—
Total uninsured certificates of deposit	$25,862

Borrowings. At December 31, 2024 and December 31, 2023, we had a $157.5 million and a $150 million line of credit with the Federal Home Loan Bank of Atlanta, we had $15 million of FHLB of Atlanta advances outstanding as of December 31, 2024 and no outstanding advances as of December 31, 2023. In addition, at December 31, 2024 and December 31, 2023, the Bank had $23.0 million and $25.0 million, respectively, in unfunded letters of credit used to secure municipal deposits outstanding against the line of credit with the FHLB of Atlanta.

In October 2020, BV Financial completed a $35.0 million private placement of unsecured subordinated debt (the “Notes”). The Notes bear an initial interest rate of 4.875% and mature in 2030. The interest rate on the Notes is fixed for the first five years. Thereafter, BV Financial will pay interest on the Notes at a variable rate equal to the then current three-month term Secured Overnight Financing Rate plus 472 basis points. BV Financial may begin redeeming these notes on the December 30, 2025 payment date. The subordinated debt is reported net of debt issuance costs of $117,000 December 31, 2024 and $272,000 at December 31, 2023.

In conjunction with our acquisition of 1880 Bank and is holding company, Delmarva Bancshares, Inc., we acquired the Easton Capital Trust Junior Subordinated Notes, which were issued by Easton Bank & Trust and assumed by Delmarva Bancshares, Inc. We acquired $3.0 million of junior subordinated debt of Easton Capital Trust I, to fully and unconditionally guarantee the preferred securities issued by the Trust. The junior subordinated debt was scheduled to mature in 2034. The junior subordinated debt accrued interest at a floating rate equal to the three-month SOFR plus 2.85%, payable quarterly. The quarterly interest rate on the debentures was 8.49% at December 31, 2023. In February 2024, BV Financial redeemed all of the outstanding junior subordinated debt issued by Easton Bank & Trust that it had acquired as part of its acquisition Delmarva Bancshares, Inc.

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

As of December 31, 2024, we had 108 full-time employees and five part-time employees. We believe our relationship with our employees to be generally good. None of these employees are represented by a collective bargaining agreement.

The safety, health and wellness of our employees is a top priority. We promote the health and wellness of our employees by strongly encouraging work-life balance, offering flexible work schedules, keeping the employee portion of health care premiums to a minimum and sponsoring various wellness programs.

Subsidiary Activities

At December 31, 2024, BV Financial had one subsidiary, BayVanguard Bank. BV Financial had a second subsidiary, Easton Capital Trust I which was terminated in 2024 in conjunction with BV Financial's redemption of the Easton Capital Trust Junior Subordinated Notes. See "Sources of Funds - Borrowings" above.

BayVanguard Bank has three subsidiaries, BV Real Estate, LLC, 1920 Rock Spring Road, LLC and Idlewild Properties, LLC, each of which is organized under Maryland law. BV Real Estate, LLC and Idlewild Properties, LLC hold real estate and other assets acquired through foreclosure or repossession by BayVanguard Bank. 1920 Rock Spring Road, LLC is the holding company for a property owned by BayVanguard Bank.

Supervision and Regulation

General

As a Maryland-chartered commercial bank, BayVanguard Bank is subject to examination and regulation by the OCFR, as its chartering authority, and, as a federally insured nonmember institution, by the FDIC. BayVanguard Bank is a member of the FHLB of Atlanta and its deposits are insured up to applicable limits by the FDIC. BayVanguard Bank is required to file reports with, and is periodically examined by, the FDIC and the OCFR concerning its activities and financial condition, and must obtain regulatory approvals before entering into certain transactions, including mergers with or acquisitions of other financial institutions. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies regarding classifying assets and establishing an adequate allowance for loan losses for regulatory purposes.

As a bank holding company, BV Financial is required to comply with the rules and regulations of the Federal Reserve Board. It is required to file certain reports with the Federal Reserve Board and is subject to examination by and the enforcement authority of the Federal Reserve Board. BV Financial is also subject to the rules and regulations of the Securities and Exchange Commission (the "SEC") under the federal securities laws.

Any change in applicable laws or regulations, whether by the OCFR, the FDIC, the Federal Reserve Board, the SEC, the Maryland legislature, or Congress, could have a material adverse impact on the operations and financial performance of BV Financial and BayVanguard Bank.

Set forth below is a brief description of material regulatory requirements that are applicable to BayVanguard Bank and BV Financial. The description is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on BayVanguard Bank and BV Financial.

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

The FDIC maintains substantial enforcement authority over regulated institutions. That includes, among other things, the ability to assess civil money penalties, issue cease and desist orders, and remove directors and officers. In general, enforcement actions may be initiated in response to violations of laws and regulations, breaches of fiduciary duty, and engagement in unsafe or unsound practices. The FDIC may also appoint itself as conservator or receiver for an insured bank under specified circumstances, including: (1) insolvency; (2) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (3) the existence of an unsafe or unsound condition to transact business; (4) insufficient capital; or (5) the incurrence of losses that will deplete substantially all of the institution’s capital with no reasonable prospect of replenishment without federal assistance.

Maryland law provides that the OCFR is to examine Maryland-chartered banks at least once during each calendar year, unless the OCFR determines that, during a calendar year, an examination is unnecessary, in which event Maryland law calls for an examination to occur no less frequently than once every 18 months, or at any other time that the OCFR considers necessary. Regulated institutions are assessed for expenses incurred by the OCFR. The OCFR has extensive enforcement authority over Maryland banks. Such authority includes the ability to issue cease and desist orders and civil money penalties, and to remove directors and officers. The OCFR may also take possession of a Maryland bank whose capital is impaired and seek to have a receiver appointed by a court.

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

Depository institutions and their holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria may elect to use the optional community bank leverage ratio framework, which requires maintaining a leverage ratio of greater than 9.0%, to satisfy the regulatory capital requirements, including the risk-based requirements. Institutions with capital meeting the specified requirement and electing to follow the alternative framework will be deemed to comply with the applicable regulatory capital requirements, including the risk-based requirements, and are considered well-capitalized under the prompt corrective action framework. Eligible institutions may opt into and out of the community bank ratio framework on their quarterly call report. To date, BayVanguard Bank has not opted into the community bank leverage ratio framework.

The FDIC also has authority to establish individual minimum capital requirements in appropriate cases upon determination that an institution’s capital level is, or is likely to become, inadequate in light of the particular circumstances.

At December 31, 2024, BayVanguard Bank exceeded each of its capital requirements.

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

The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is considered “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater, and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater, and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0%, or a common equity Tier 1 ratio of less than 4.5%. An institution is “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0%, or a common equity Tier 1 ratio of less than 3.0%. An institution is “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets equal to or less than 2.0%. At December 31, 2024, BayVanguard Bank was classified as a “well capitalized” institution for prompt corrective action purposes.

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

Privacy Regulations. Federal law generally requires that BayVanguard Bank disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship. In addition, financial institutions are generally required to furnish their customers a privacy notice annually. However, there is an exception from the annual notice requirement if a financial institution does not share non-public personal information with non-affiliated third parties (other than as permitted under certain exceptions) and its policies and practices regarding disclosure of non-public personal information have not changed since the last distribution of its policies and practices to its customers. In addition, BayVanguard Bank is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and to not disclose account numbers or access codes to non-affiliated third parties for marketing purposes.

Community Reinvestment Act. Under the Community Reinvestment Act ("CRA") as implemented by the FDIC, a state nonmember bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of each state nonmember bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to establish branches and acquire other financial institutions. The CRA requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. BayVanguard Bank’s most recent FDIC CRA rating in December 2024 was “Satisfactory.”

Currently (implementing annual inflation adjustments), banks with assets of at least $402 million as of December 31 in both of the prior two calendar years and less than $1.609 billion as of December 31 in either of the prior two calendar years, such as BayVanguard Bank, are classified as an "intermediate small bank." Intermediate small banks are currently evaluated under two performance tests: (1) the small bank lending test, and (2) the community development test.

On October 24, 2023, the FDIC, the Federal Reserve Board, and the Office of the Comptroller of the Currency issued a final rule to strengthen and modernize the CRA regulations. Under the final rule, banks with assets of at least $600 million as of December 31 in both of the prior two calendar years and less than $2.0 billion as of December 31 in either of the prior two calendar years, such as BayVanguard Bank, will be classified as an "intermediate bank." The agencies will evaluate intermediate banks under two performance tests: (1) the Retail Lending Test, and (2) either the current community development test, referred to in the final rule as the Intermediate Bank Community Development Test, or, at the bank's option, the Community Development Financing Test. Although the final rule was intended to take effect on April 1, 2024, with the applicability date for the majority of the provisions in the CRA regulations on January 1, 2026, and additional requirements applicable on January 1, 2027, the final rule has been challenged in litigation and is currently enjoined. Therefore, the legacy CRA regulations remain in effect.

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

Commercial Real Estate Lending Concentrations. The federal banking agencies have issued guidance on sound risk management practices for concentrations in commercial real estate (“CRE”) lending. The purpose of the guidance is not to limit a bank’s CRE lending but to guide banks in developing risk management practices and capital levels commensurate with the level and nature of CRE concentrations. The guidance directs the FDIC and other federal bank regulatory agencies to focus their supervisory resources on institutions that may have significant CRE loan concentration risk. A bank that has experienced rapid growth in CRE lending, has notable exposure to a specific type of CRE loan, or is approaching or exceeding the following supervisory criteria may be identified for further supervisory analysis with respect to CRE concentration risk:

•
Total reported loans for construction, land development, and other land represent 100% or more of the bank’s total capital; or

•
Total CRE loans (as defined in the guidance) represent 300% or more of the bank’s total capital, and the outstanding balance of the bank’s CRE loan portfolio has increased 50% or more during the prior 36 months.

Supervisory criteria do not constitute regulatory limits on CRE concentrations.

Federal Home Loan Bank System

BayVanguard Bank is a member of the FHLB System, which consists of 11 regional Federal Home Loan Banks. The FHLB provide a central credit facility primarily for member institutions. BayVanguard Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta. BayVanguard Bank was in compliance with this requirement at December 31, 2024.

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

Capital. Federal legislation required the Federal Reserve Board to establish minimum consolidated capital requirements for bank holding companies that are as stringent as those applicable to their insured depository subsidiaries. However, the Federal Reserve Board has provided a "Small Bank Holding Company" exception to its consolidated capital requirements, and bank holding companies with less than $3.0 billion in consolidated assets, such as BV Financial, are not subject to the consolidated holding company capital requirements, unless otherwise advised by the Federal Reserve Board.

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

Change in Control Regulations

Under the Change in Bank Control Act, no person, or group of persons acting in concert, may acquire control of a bank holding company unless the Federal Reserve Board has been given 60 days’ prior written notice and has not disapproved the proposed acquisition. The Federal Reserve Board considers several factors in evaluating a notice, including the financial and managerial resources of the acquirer and competitive effects. Control, as defined under the Change in Bank Control Act and applicable regulations, means ownership, control of, or the power to vote 25% or more of any class of voting securities of the company. Acquisition of more than 10% of any class of a bank holding company’s voting securities constitutes a rebuttable presumption of control under certain circumstances, including where, as is the case with BV Financial, the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

In addition, federal regulations provide that no company may acquire control (as defined in the Bank Holding Company Act) of a bank holding company without the prior approval of the Federal Reserve Board. Any company that acquires such control becomes a “bank holding company” subject to registration, examination and regulation by the Federal Reserve Board.

Federal Securities Laws

BV Financial common stock is registered with the SEC. BV Financial is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

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

Incentive Compensation. In October 2022, the SEC adopted a final rule implementing the incentive-based compensation recovery (“clawback”) provisions of the Dodd-Frank Act. The final rule directs national securities exchanges and associations, including NASDAQ, to require listed companies to develop and implement clawback policies to recover erroneously awarded incentive-based compensation from current or former executive officers in the event of a required accounting restatement due to material noncompliance with any financial reporting requirement under the securities laws, and to disclose their clawback policies and any actions taken under these policies. On June 9, 2023, the SEC approved the NASDAQ proposed clawback listing standards, including the amendments that delay the effective date of the rules to October 2, 2023. The Board of Directors of BV Financial approved the adoption of a clawback policy in October 2023, pursuant to the NASDAQ clawback listing standards. A copy of the Company’s clawback policy is included as an exhibit to this Annual Report on Form 10-K.

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

Alternative Minimum Tax. For income generated prior to January 1, 2018, the Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, less an exemption amount, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent tax computed this way exceeds tax computed by applying the regular tax rates to regular taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Tax Cuts and Jobs Act repealed the alternative minimum tax for income generated after January 1, 2018. At December 31, 2024, BV Financial had no minimum tax credit carryovers.

Net Operating Loss Carryovers. As a result of the Tax Cuts and Jobs Act generally, a financial institution may carry net operating losses forward indefinitely, if incurred after December 31, 2017. At December 31, 2024, BV Financial had $20.7 million in federal net operating loss carryforwards, all of which were assumed from acquired institutions.

Capital Loss Carryovers. A corporation cannot recognize capital losses in excess of capital gains generated. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which it is carried and is used to offset any capital gains. Any undeducted loss remaining after the five-year carryover period is not deductible. At December 31, 2024, BV Financial had no capital loss carryovers.

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

Risks Related to Our Lending Activities

Our emphasis on commercial real estate lending involves credit risks that could adversly affect our financial condition and results of operations.

At December 31, 2024, commercial real estate loans totaled $411.3 million, or 55.8% of our loan portfolio. Given the larger balances and the complexity of the underlying collateral, commercial real estate loans generally have more risk than the one- to four-family residential real estate loans we originate. Because the repayment of commercial real estate loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the local real estate market or economy. A downturn in the real estate market or the local economy could adversely impact the value of properties securing the loan or the revenues from the borrower’s business, thereby increasing the risk of non-performing loans. In addition, the physical condition of non-owner occupied properties may be below that of owner occupied properties due to lax property maintenance standards, which have a negative impact on the value of the collateral properties. At December 31, 2024, our non-owner occupied commercial loan portfolio totaled $328.7 million, or 44.6% of our total loan portfolio. As our commercial real estate portfolio increases, the corresponding risks and potential for losses from these loans may also increase.

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

At December 31, 2024, $241.7 million, or 32.8% of our loan portfolio, was secured by one- to four-family real estate loans and we intend to continue to originate loans of this type. One- to four-family residential mortgage lending is generally sensitive to regional and local economic conditions that can significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Declines in real estate values could cause some of our residential mortgages to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

Our non-owner occupied commercial real estate loans and one- to four-family residential real estate loans may expose us to increased credit risk.

At December 31, 2024, $328.7 million, or 44.6% of our total loan portfolio, consisted of loans secured by non-owner occupied commercial real estate loans and $99.8 million, or 13.5% of our total loan portfolio, consisted of loans secured by non-owner occupied one- to four-family residential real estate properties. Loans secured by non-owner occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner occupied properties because repayment of such loans depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner occupied properties may be below that of owner occupied properties due to lax property maintenance standards that negatively impact the value of the collateral properties.

A significant portion of the loans originated by our investment real estate group are secured by collateral located outside of Maryland and generally carry larger balances than loans originated in other areas of our portfolio. The diverse location of these loans may result in changes in estimating collectability, which may lead to additional provisions or charge-offs, which could hurt our profits. While to date, we have not incurred any losses with regard to loans originated by this group, the investor real estate group’s loan portfolio is relatively new and provides us with only a limited payment history pattern from which to judge future collectability, especially through a period of declining and unfavorable or recessionary economic conditions. As a result, it may be difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance. Further, these types of loans generally have larger balances and involve a greater risk than one- to four-family residential mortgage loans. Accordingly, if we make any errors in judgment in the collectability of these loans, any resulting charge-offs may be larger on a per loan basis than those incurred historically with our residential mortgage loan or consumer loan portfolios. Also, it may be more difficult for us to resolve problem loans outside of Maryland.

At December 31, 2024, $9.4 million of our one- to four-family non-owner occupied loans were “interest only” loans. All such loans were performing in accordance with their original repayment terms.

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

We maintain an allowance for credit losses, which is established through a provision for credit losses that represents management’s best estimate of the current expected losses within the loan portfolio. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for credit losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions or the results of our analyses are incorrect, our allowance for credit losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. In addition, our emphasis on loan growth and on increasing our portfolios of commercial real estate loans, as well as any future credit deterioration or changes in economic conditions could require us to increase our allowance for credit losses in the future. At December 31, 2024, our allowance for credit losses was 1.15% of total loans and 212.55% of non-performing loans. Material additions to our allowance would materially decrease our net income.

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

We derive our income mainly from the difference or “spread” between the interest earned on loans, securities and other interest-earning assets and interest paid on deposits, borrowings and other interest-bearing liabilities. In general, the larger the spread, the more we earn. When interest rates change, the interest we receive on our assets and the interest we pay on our liabilities will fluctuate. This can cause changes in our spread which can adversely affect our income. For the past several years, BV Financial has been asset sensitive, which indicates that assets generally reprice faster than liabilities. In a rising rate environment, asset sensitivity is preferable as it results in improvement to our net interest margin, however, in a falling interest rate environment, being asset sensitive may result in a decrease in our net interest margin.

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

Changes in the level of interest rates also may negatively affect the value of our assets, including the value of our available-for-sale investment securities, which generally decrease when market interest rates rise, and ultimately affect our earnings. At December 31, 2024, we had accumulated other comprehensive losses of $1.6 million related to net changes in unrealized holding losses in the available-for-sale investment securities portfolio.

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

A significant decline in general economic conditions caused by inflation, recession, acts of terrorism, civil unrest, an outbreak of hostilities or other international or domestic calamities, an epidemic or pandemic, unemployment or other factors beyond our control could negatively affect our financial results and our banking operations. Economic conditions, especially local conditions, could have the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations:

•	demand for our products and services may decline;

•	loan delinquencies, problem assets and foreclosures may increase and result in an increase in our required allowance for credit losses:

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

Most of our loans are inside of our market area and, as a result, we have a greater risk of loan defaults and losses in the event of a further economic downturn in our market area, as adverse economic conditions may have a negative effect on the ability of our borrowers to make timely payments of their loans. A return of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans, investments, and collateral securing our loans, our rate of growth and our ongoing operations, costs and profitability. Any of these negative events may result in higher-than-expected loan delinquencies, increase our levels of non-performing and classified assets, and reduce demand for our products and services, which may cause us to incur losses and may adversely affect our capital, liquidity and financial condition. According to published data, our market area has not experienced any material declines in real estate values during the last year or any material increase in the number of foreclosure proceedings.

Inflation can have an adverse impact on our business and on our customers.

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. Inflation rose sharply at the end of 2021 and remained at elevated levels through 2024. As inflation increases and market interest rates rise the value of our investment securities, particularly those with longer maturities, would decrease, although this effect can be less pronounced for floating rate instruments. In addition, inflation generally increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our noninterest expenses. Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us.

Changes to trade policies and tariffs can have an adverse impact on our business and our customers.

Changes in trade policies, including the imposition of tariffs or the escalation of a trade war, could negatively impact the economic conditions in the markets we serve. Our customers—particularly local businesses engaged in agriculture, manufacturing, and retail—may face higher costs for imported goods and materials, reduced export demand, and supply chain disruptions due to increased tariffs. These challenges could lead to lower revenues, reduced profitability, and potential layoffs, all of which may impair our customers’ ability to meet their financial obligations. Furthermore, prolonged trade tensions and economic uncertainty could lead to market volatility, declining asset values, and weakened consumer confidence. If our customers experience financial stress, we could see an increase in loan delinquencies and credit losses, negatively affecting our asset quality and overall financial performance. Additionally, any decline in local economic activity could reduce loan demand, deposit growth, and fee income, which are critical to our long-term success. While we actively monitor economic and policy developments, we cannot predict the outcome of trade negotiations or the full impact of tariffs and trade restrictions on our business, customers, and the broader economy. Any adverse effects from tariffs or a trade war could materially and negatively impact our financial condition, results of operations, and future growth prospects.

Interruption of our customers' supply chains could negatively impact their business and operations and impact their ability to repay their loans.

Any material interruption in our customers’ supply chains, such as a material interruption of the resources required to conduct their business resulting from interruptions in service by third-party providers, trade restrictions, such as increased tariffs or quotas, embargoes or customs restrictions, social or labor unrest, natural disasters, epidemics or pandemics or political disputes and military conflicts, that cause a material disruption in our customers' supply chains, could have a negative impact on their business and ability to repay their borrowings with us. In the event of disruptions in our customers’ supply chains, the labor and materials they rely on in the ordinary course of business may not be available at reasonable rates or at all.

Risks Related to Our Funding

Our inability to generate core deposits may cause us to rely more heavily on wholesale funding strategies for funding and liquidity needs, which could have an adverse effect on our net interest margin and profitability.

We must maintain sufficient funds to respond to the needs of depositors and borrowers. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also receive funds from loan repayments, investment maturities and income on other interest-earning assets. While we emphasize generating transaction accounts, we cannot guarantee if and when this will occur. Further, the considerable competition for deposits in our market area also has made, and may continue to make, it difficult for us to obtain reasonably priced deposits. Moreover, deposit balances can decrease if customers perceive alternative investments as providing a better risk/return tradeoff. If we are not able to increase our lower-cost transactional deposits at a level necessary to fund our asset growth or deposit outflows, we may be forced seek other sources of funds, including other certificates of deposit, FHLB advances, brokered deposits and lines of credit to meet the borrowing and deposit withdrawal requirements of our customers, which may be more expensive and have an adverse effect on our net interest margin and profitability. In this regard, total deposits increased $17.4 million, or 2.7%, to $651.5 million at December 31, 2024 from $634.1 million at December 31, 2023. At December 31, 2024, the Company had $15.0 million of outstanding advances from the Federal Home Loan Bank $50.0 million in brokered deposits.

A lack of liquidity could adversely affect our financial condition and results of operations and result in regulatory limits being placed on the Company.

Liquidity is essential to our business. We rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans to ensure that we have adequate liquidity to fund our operations. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our most important source of funds is deposits. Deposit balances can decrease when customers perceive alternative investments as providing a better risk/return tradeoff. If customers move money out of deposits, we may lose a relatively low-cost source of funds, increasing our funding costs and reducing our net interest income and net income. Depending on the capitalization and regulatory treatment of depository institutions, including whether an institution is subject to a supervisory prompt corrective action directive, certain additional regulatory restrictions and prohibitions may apply, including restrictions on interest rates paid on deposits and on the acceptance of brokered deposits. Significant deposit withdrawals could materially reduce our liquidity, and, in such an event, we may be required to replace such deposits with higher-costing borrowings.

At December 31, 2024, the Bank had approximately $209.6 million in available liquidity, including $70.5 million in cash, $119.6 million in secured borrowing capacity at the FHLB, and $20.0 million in an unsecured line of credit. This available liquidity is 1.9x the uninsured and unsecured deposit balance of $118.1 million.

As of December 31, 2024 and 2023, the aggregate amount of uninsured deposits (deposits in amounts greater than or equal to $250,000, which is the maximum amount for federal deposit insurance) was $144.6 million and $141.8 million, respectively. In addition, as of December 31, 2024, the aggregate amount of all our uninsured certificates of deposit was $25.9 million. At December 31, 2024 and 2023, uninsured deposits included $54.0 million and $64.0 million in deposits secured by the market value of pledged securities or secured letters of credit.

Risks Related to Laws and Regulations

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and/or increase our costs of operations.

BayVanguard Bank is subject to extensive regulation, supervision and examination by the OCFR and the FDIC, and BV Financial is subject to extensive regulation, supervision and examination by the Federal Reserve Board. Such regulation and supervision govern the activities in which an institution and its holding company may engage and are intended primarily for the protection of the federal deposit insurance fund and the depositors of BayVanguard Bank, rather than for our stockholders. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the adequacy of the level of our allowance for credit losses. These regulations, along with existing tax, accounting, securities, deposit insurance and monetary laws, rules, standards, policies, and interpretations, control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations. Further, compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

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

The fiscal, monetary and regulatory policies of the federal government and its agencies could adversely affect our business, financial condition and results of operations.

In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve Board. An important function of the Federal Reserve Board is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve Board to implement these objectives are open market purchases and sales of U.S. government securities, adjustments of the discount rate and changes in banks’ reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits. Their use also affects interest rates charged on loans or paid on deposits. The FRB’s policies determine in large part the cost of funds for lending and investing and the return earned on those loans and investments, both of which affect our net interest margin. Its policies can also adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans. The monetary policies and regulations of the FRB have had a significant effect on the overall economy and the operating results of financial institutions in the past and are expected to continue to do so in the future.

Additionally, Congress and the administration through executive orders controls fiscal policy through decisions on taxation and expenditures. Depending on industries and markets involved, changes to tax law and increased or reduced public expenditures could affect us directly or the business operations of our customers.

Changes in Federal Reserve and other governmental policies, fiscal policy, and our regulatory environment generally are beyond our control, and we are unable to predict what changes may occur or the manner in which any future changes may affect our business, financial condition and results of operations.

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

The application of these capital requirements could, among other things, require us to maintain higher capital resulting in lower returns on equity, raise capital and result in regulatory actions if we are unable to comply with such requirements. Furthermore, the imposition of additional liquidity requirements could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy, and could limit our ability to make distributions, including paying out dividends or buying back shares.

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

We depend on the services of the members of our senior management team who direct our strategy and operations. Our executive officers and lending personnel possess substantial expertise, extensive knowledge of our markets and key business relationships. Any one of them could be difficult to replace. Our loss of these persons, or our inability to hire additional qualified personnel, could impact our ability to implement our business strategy and could have a material adverse effect on our results of operations and our ability to compete in our markets. In addition, loss of key personnel could result in increased recruiting and hiring expenses, which would reduce our net income.

Risks Related to Competitive Matters

Strong competition within our market area may limit our growth and profitability.

Competition in the banking and financial services industry is intense. We compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, financial technology or “fintech companies,” and unregulated or less regulated non-banking entities. Many of these competitors are substantially larger than us and have substantially greater resources and higher lending limits than we have and offer certain products and services that we do not or cannot provide. In addition, some of our competitors offer loans with lower interest rates and/or more attractive terms than loans we offer. Competition also makes it increasingly difficult and costly to attract and retain qualified employees. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to successfully compete for business and qualified employees in our market areas. The greater resources and deposit and loan products offered by some of our competitors may limit our ability to increase our interest-earning assets.

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

It is possible that we could incur significant costs associated with a breach of our computer systems. While we have cyber liability insurance, there are limitations on coverage. Furthermore, cyber incidents carry a great risk of injury to our reputation. Finally, depending on the type of incident, banking regulators can impose restrictions on our business and consumer laws may require reimbursement of customer losses.

Our risk and exposure to cyber-attacks or other information security breaches remains heightened because of, among other things, the evolving nature of these threats, our plans to continue to enhance our internet banking and mobile banking channel strategies, our expanded geographic footprint and that a portion of our employee base works remotely. There continues to be a rise in security breaches and cyber-attacks within the financial services industry, especially in the commercial banking sector. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

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

The Board through its Enterprise Risk Management Committee monitors our risk exposure. The Enterprise Risk Management Committee, which includes a former banking regulator, a former chief executive officer at another bank, and two real estate professionals is responsible for overseeing our overall risk framework and appetite as well as senior management’s identification, measurement, monitoring, and control of key risks. The risk management framework governs the management of strategic risk, credit risk, liquidity risk, market risk, operational/technology risk, compliance risk, and reputational risk, as well as other key risks we face.

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

We continually evaluate merger and acquisition opportunities. We would seek acquisition partners that offer us either significant market presence or the potential to expand our market footprint and improve profitability through economies of scale or expanded services.

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

Loans that were acquired as part of our acquisitions of other depository institutions were not underwritten or originated in accordance with our credit standards and we did not have long-standing relationships with many of these borrowers at the time of acquisitions. We reviewed the loan portfolios of each institution acquired as part of the diligence process, and believe that we have established reasonable credit marks with regard to all loans acquired, no assurance can be given that we will not incur losses in excess of the credit marks with regard to these acquired loans, or that any such losses, if they occur, will not have a material adverse effect on our business, financial condition, and results of operations.

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

Concerns over the long-term impacts of climate change have led and may continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses also may change their behavior as a result of these concerns. We and our customers may need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. The impact on our customers will likely vary depending on their specific attributes, including reliance on, or role in, carbon-intensive activities. Among the impacts to us could be a drop in demand for our products and services, particularly in certain sectors. In addition, we could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans. Our efforts to take these risks into account in making lending and other decisions may not be effective in protecting us from any negative impact of new laws and regulations or changes in consumer or business behavior.

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

Item 2. Properties.

We conduct our operations from our main office, 13 branch offices and one standalone ITM, all of which are located in Baltimore City, Anne Arundel, Baltimore, Dorchester, Harford and Talbot Counties, Maryland. We own our main office and 9 of our branch offices and lease the remaining four branch offices. At December 31, 2024, the net book value of our premises and equipment was $13.2 million.

Item 3. Legal Proceedings.

Periodically, we are involved in claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At December 31, 2024, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The common stock of BV Financial is listed on The Nasdaq Capital Market under the symbol “BVFL.” As of March 14, 2025, we had 318 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 10,594,044 shares of common stock outstanding.

To date, we have not paid any cash dividends to our stockholders. The payment and amount of any dividend payments is subject to statutory and regulatory limitations, and depends upon a number of factors, including the following: regulatory capital requirements; our financial condition and results of operations; tax considerations; and general economic conditions.

The following table provides information on repurchases by the Company of its common stock under the Company's Board approved program during the quarter ended December 31, 2024.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2024	127,000	15.38	127,000	982,272
November 1 - 30, 2024	782,029	15.97	782,029	200,243
December 1 - 31, 2024	142,205	17.24	142,205	58,038
Total	1,051,234	$16.07	1,051,234

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis reflects the information contained in our consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information at and for the years ended December 31, 2024 and 2023 is derived in part from the audited consolidated financial statements that appear elsewhere in this annual report. You should read the information in this section in conjunction with the other business and financial information contained in this annual report, including the consolidated financial statements and related notes of BV Financial.

Overview

Summary of Financial Condition and Operating Results. At December 31, 2024, we had $911.8 million in consolidated assets, an increase of $26.6 million, or 3.0%, from $885.3 million at December 31, 2023. The increase was due primarily to a $33.0 million increase in net loans receivable to $729.2 million at December 31, 2024, and a $2.5 million increase in available for-for-sale securities, partially offset by a decrease of $3.2 million in cash and cash equivalents and a $4.2 million decrease in held to maturity securities. Total liabilities increased $30.1 million, or 4.4%, from $686.2 million at December 31, 2023 to $716.3 million at December 31, 2024. The increase was primarily due to an increase in total deposits of $17.4 million, and an increase in borrowings of $12.6 million.

Stockholders’ equity decreased $3.6 million, or 1.8%, to $195.5 million at December 31, 2024, primarily due to the $17.8 million of repurchased common stock, partially offset by the $11.7 million in net income.

Net income decreased $2.0 million, or 14.5%, to $11.7 million for the year ended December 31, 2024, compared to $13.7 million for the year ended December 31, 2023. The decrease was due primarily to an increase of $2.1 million in noninterest expense and a $1.2 million decrease in noninterest income, partially offset by a $1.0 million increase in net interest income.

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
•
Grow our loan portfolio with an emphasis on commercial real estate and residential mortgage lending. While we intend to continue to focus on the origination of commercial real estate loans, we intend to remain a residential mortgage lender in our market area and maintain a balance between the commercial real estate and residential mortgage portfolios. We originated $77.5 million of commercial real estate and $14.2 million of residential mortgages loans during the year ended December 31, 2024. At December 31, 2024, $411.3 million, or 55.8%, of our total loan portfolio consisted of commercial real estate loans and $241.7 million, or 32.8%, of our total loan portfolio consisted of residential mortgages. Additionally, the Bank purchased a package of $14.0 million of one-to-four family owner occupied residential mortgages.

•
Manage credit risk to maintain a low level of non-performing assets. We believe that maintaining strong asset quality is paramount to our long-term success. We follow conservative underwriting guidelines with sound loan administration, and focus on originating loans secured by real estate. This includes enhanced loan monitoring of higher risk portfolio segments, higher risk individual loans and larger relationships within the portfolio, and frequent loan grade review. In 2024, our largest loan on non-accrual, a $3.8 million investor commercial real estate loan paid off. Our non-performing assets totaled $4.2 million, or 0.46% of total assets, at December 31, 2024. Our total non-performing loans to total loans ratio was 0.54% at December 31, 2024.

•
Increase core deposits with an emphasis on non-interest-bearing deposits. Deposits are our primary source of funds for lending and investment. Core deposits (which we define as all deposits except for time deposits) were 70.8% of total deposits at December 31, 2024. In particular, non-interest-bearing demand deposits were 19.9% of our total deposits at December 31, 2024. We continue to focus on expanding core deposits by leveraging our business development officers and commercial lending and retail relationships.

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

Our annual goodwill impairment test is performed each year as of September 30. BV Financial performed its 2024 annual goodwill impairment qualitative assessment and determined BV Financial’s goodwill was not considered impaired. We monitor our performance and evaluate our goodwill for impairment annually or more frequently as needed.

Deferred Income Taxes. At December 31, 2024, we had a net deferred tax asset totaling $8.9 million. In accordance with Accounting Standards Codification (“ASC”) Topic 740 “Income Taxes,” we use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If currently available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established if it is not more likely than not realizable. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting deferred tax assets and liabilities. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets are inherently subjective and are reviewed on a regular basis as regulatory or business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance that results in additional income tax expense in the period in which it is recognized would negatively affect income. Management believes, based upon current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize its federal and state deferred tax asset.

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

	At December 31,
(dollars in thousands)	2024	2023
Selected Financial Condition Data:
Total assets	$911,821	$885,254
Cash and cash equivalents	70,500	73,742
Securities available-for-sale	37,259	34,781
Securities held-to-maturity	5,979	10,209
Loans receivable	729,238	696,248
Investment in life insurance	20,058	19,657
Goodwill	14,420	14,420
Deferred tax asset, net	8,899	8,969
Deposits	651,491	634,120
Borrowings	49,883	37,251
Total stockholders' equity	195,499	199,065

	At December 31,
(dollars in thousands, except per share data)	2024	2023
Selected Operating Data:
Interest income	$46,682	$43,419
Interest expense	11,495	9,190
Net interest income	35,187	34,229
(Recovery of) provision for credit losses	(203)	(45)
Net interest income after provision for (recovery of) loan losses	35,390	34,274
Non-interest income	2,514	3,757
Non-interest expense	21,498	19,409
Income before income taxes	16,406	18,622
Income taxes	4,683	4,915
Net income	11,723	13,707
Basic earnings per share	$1.10	$1.47
Diluted earnings per share	$1.09	$1.47

	At or For the Years
	Ended December 31,
	2024	2023
Performance Ratios:
Return on average assets	1.32%	1.54%
Return on average equity	5.77%	9.93%
Interest rate spread(1)	3.50%	3.74%
Net interest margin(2)	4.27%	4.23%
Non-interest expense to average assets	2.42%	2.19%
Efficiency ratio(3)	57.02%	51.03%
Average interest-earning assets to average interest-bearing liabilities	154.92%	142.89%
Average equity to average assets	22.88%	15.55%

Capital Ratios(4):
Total capital to risk-weighted assets	25.49%	25.26%
Tier 1 capital to risk-weighted assets	24.24%	24.00%
Common equity tier 1 capital to risk-weighted assets	24.24%	24.00%
Tier 1 capital to average assets	19.83%	18.50%

Asset Quality Ratios:
Allowance for credit losses as a percentage of total loans	1.15%	1.21%
Allowance for credit losses as a percentage of non-performing loans	212.51%	82.94%
Net (charge-offs) recoveries to average outstanding loans during the year	-0.04%	-0.07%
Non-performing loans as a percentage of total loans	0.54%	1.46%
Non-performing loans as a percentage of total assets	0.44%	1.17%
Total non-performing assets as a percentage of total assets	0.46%	1.19%

Other:
Number of offices	13	14
Number of full-time equivalent employees	111	112

(1) Represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2) Represents the net interest income as a percentage of average interest-earning assets.
(3) Represents non-interest expenses divided by the sum of net interest income and non-interest income.
(4) BayVanguard Bank only.

Comparison of Financial Condition at December 31, 2024 and December 31, 2023

Total Assets.

Total assets were $911.8 million at December 31, 2024, an increase of $26.5 million, or 3.0%, from $885.3 million at December 31, 2023. The increase was due primarily to a $33.0 million increase in net loans receivable to $729.2 million at December 31, 2024, and a $2.5 million increase in securities available for sale partially offset by a $4.2 million decrease in securities held to maturity, a $3.2 million decrease in cash and cash equivalents and decreases in premises and equipment and other assets.

Cash and Cash Equivalents.

Cash and cash equivalents decreased $3.2 million, or 4.4%, to $70.5 million at Decemer 31, 2024 from $73.7 million at December 31, 2023.

Securities.

Securities available for sale (“AFS”) increased $2.5 million, or 7.2%, to $37.3 million at December 31, 2024 from $34.8 million at December 31, 2023. Securities held to maturity (HTM) decreased $4.2 million or 41.2% to $6.0 million at December 31, 2024. Maturities and paydowns in the HTM portfolio were replaced, as deemed necessary by securities in the AFS portfolio.

Management monitors and manages the investment portfolio on a monthly basis and believes the inherent risks in the portfolio are acceptable. AFS securities are reviewed each quarter to determine whether a decline in the fair value of the securities is a result of a deterioration in credit quality. No reserve for credit losses has been recorded on AFS securities.

Gross unrealized losses on AFS securities at December 31, 2024 and 2023 were $2.3 million and $2.7 million, respectively. The unrealized losses are the result of changes in interest rates since the securities were issued. The Company intends to, and has the ability to, hold investment securities with unrealized losses until they mature, at which time the Company will receive pay-offs in full for the security.

The AFS portfolio holds 96%, or $35.7 million of its portfolio in securities issued by Government Sponsored Enterprises ("GSE") backed by the full faith and credit of the United States Government. The remainder of the portfolio consists of bonds issued by bank holding companies.

The held-to-maturity ("HTM") portfolio consists of $2.8 million in securities issued by GSEs and $3.2 million in securities issued by bank holding companies. At December 31, 2024 and 2023, the securities in the HTM portfolio not issued by a GSE has an allowance for credit loss of $4,000 and $6,000, respectively.

No individual security in either the AFS or HTM portfolios issued by a non-GSE has a book value greater than $750,000.

Net Loans Receivable.

Net loans receivable increased $33.0 million, or 4.74%, to $729.2 million at December 31, 2024 from $696.2 million at December 31, 2023. Increases in investor commercial real estate, 1-4 family owner occupied, construction loans and commercial loans offset decreases in owner occupied commercial real estate loans, non-owner occupied 1-4 family loans, farm loans, consumer loans and loans guaranteed by the U.S. Government.

Foreclosed Real Estate.

Foreclosed real estate decreased by $11,000 or 6.5%.

Total Liabilities.

Total liabilities increased $30.1 million or 4.4%, to $716.3 million at December 31, 2024 from $686.2 million at December 31, 2023. The increase was primarily due to a increase in total deposits of $17.4 million, and an increase in borrowings of $12.6 million.

Deposits.

Total deposits increased $17.4 million, or 2.7%, to $651.5 million at December 31, 2024 from $634.1 million at December 31, 2023. Interest-bearing deposits increased $36.3 million, or 7.5%, to $521.8 million at December 31, 2024 from $492.1 million at December 31, 2023. Noninterest bearing deposits decreased $12.3 million, or 8.7%, to $129.7 million at December 31, 2024 from $142.0 million at December 31, 2023. The Company utilized $50 million in brokered certificates of deposits with five year terms to replace a $16.5 million reduction in retail certificates of deposit and to fund loan growth.

Federal Home Loan Bank Borrowings.

The Company had $15.0 million of Federal Home Loan Bank borrowings at December 31, 2024 compared to $0 million in Federal Home Loan Bank borrowings at December 31, 2023.

Stockholders’ Equity.

Stockholders’ equity decreased $3.6 million or 1.8%, to $195.5 million at December 31, 2024. During the year, the Company repurchased 1.1 million shares of common stock at an average cost of $16.27. The reduction in stockholders equity resulting from the repurchase program exceeded net income and other adjustments.

Average Balance Sheets

The following tables set forth average balance sheets, average yields and costs, and certain other information for the years indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Net deferred loan fees totaled $2.2 million and $1.8 million for the years ended December 31, 2024 and 2023, respectively.

	For the Years Ended December 31,
	2024			2023
(dollars in thousands)	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate

Interest-earning assets:
Loans	$703,411	$41,003	5.81%	$683,657	$37,742	5.52%
Securities available-for-sale	35,544	1,319	3.70%	35,607	1,156	3.25%
Securities held-to-maturity	9,542	314	3.28%	12,003	367	3.06%
Cash, cash equivalents and other interest-earning assets	73,096	4,046	5.53%	77,865	4,154	5.34%
Total interest-earning assets	821,593	46,682	5.67%	809,132	43,419	5.37%
Noninterest-earning assets	68,865			78,100
Total assets	$890,458			$887,232

Interest-bearing liabilities:
Interest-bearing demand deposits	$84,655	878	1.03%	$86,114	614	0.71%
Savings deposits	134,795	323	0.24%	154,629	202	0.13%
Money market deposits	101,831	2,274	2.23%	91,573	803	0.88%
Certificates of deposit	173,932	5,567	3.19%	170,299	3,995	2.35%
Total interest-bearing deposits	495,213	9,042	1.82%	502,615	5,614	1.12%
Federal Home Loan Bank advances	41	2	4.86%	26,503	1,411	5.32%
Subordinated debentures	35,071	2,451	6.97%	37,149	2,165	5.83%
Total borrowings	35,112	2,453	6.97%	63,652	3,576	5.62%
Total interest-bearing liabilities	530,325	11,495	2.16%	566,267	9,190	1.62%
Noninterest-bearing demand deposits	137,935			149,630
Other noninterest-bearing liabilities	19,074			33,363
Total liabilities	687,334			749,260
Equity	203,124			137,972
Total liabilities and equity	$890,458			$887,232
Net interest income		$35,187			$34,229
Net interest rate spread			3.50%			3.74%
Net interest-earning assets	$291,268			$242,865
Net interest margin			4.27%			4.23%
Average interest-earning assets to interest-bearing liabilities	154.92%			142.89%

1. Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
2. Netinterest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
3. Net interest marghin represents net interest income divided by average total interest-earning assets.

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

	December 31, 2024 vs. 2023
	Interest Income Increase (Decrease) Due to
(dollars in thousands)	Volume	Rate	Total
Interest income:
Loans receivable	$673	$2,588	$3,261

Investment securities AFS	(2)	164	162
Investment securities HTM	(81)	28	(53)
Total Investment securities	(83)	192	109

Short-term investments and other
interest-earning assets	(266)	158	(108)
Total interest-earning assets	324	2,938	3,262

Interest expense:
Deposits	(291)	3,720	3,429
FHLB Borrowings & Other Borrowings	(1,738)	329	(1,409)
Subordinated Debentures	(145)	430	285
Total Borrowings	(1,883)	759	(1,124)
Total interest-bearing liabilities	(2,174)	4,479	2,305

Change in net interest income	$2,498	$(1,541)	$957

Comparison of Operating Results for the Years Ended December 31, 2024 and December 31, 2023

General.

The Company reported net income of $11.7 million or $1.09 per diluted share for the year ended December 31, 2024 compared to net income of $13.7 million or $1.47 per diluted share for the year ended December 31, 2023.

Interest Income.

Total interest income increased 7.52 % for the year ended December 31, 2024 when compared to the year ended December 31, 2023. Interest income on loans increased by $3.3 million or 8.6%. Higher yields on loans contributed $2.6 million to the increase while an increase in the average balance outstanding contributed $673,000 to the increase.

Interest income on investment securities available-for-sale increased by $163,000 or 14.1% as the increase in yields on new purchases and the adjustable-rate portion of the portfolio offset a decline in the average balance of AFS investments.

Interest income on investment securities held-to-maturity decreased $53,000 or 14.4%, primarily due to lower average balances in these securities.

Other interest income primarily consists of interest earned on overnight cash investments. Interest income in this category decreased by $108,000, or 2.6%, primarily due to lower average balances.

Interest Expense.

Total interest expense increased by $2.3 million or 25.1% to $11.5 million for the year ended December 31, 2024 from $9.2 million for the year ended December 31, 2023. The increase in the cost of interest-bearing deposits was the primary driver in the increase in total interest expense.

Interest paid on interest-bearing deposits increased by $3.4 million or 61.1% for the year ended December 31, 2024 compared to the year ended December 31, 2023. The impact of higher rates paid offset a lower average balance on these deposits. Higher rates paid on deposits were influenced by, among other factors, the Federal Reserve rate increases during the year, intense competition for deposits in the Bank's market area, and a greater percentage of deposits consisting of higher-yielding certificates of deposit. Non-interest bearing deposits decreased in the year as customers took advantage of higher market interest rates to redeploy their excess cash into interest-bearing products.

Interest expense on advances from the FHLB decreased by $1.4 million for the year ended December 31, 2024 as the Bank had a no advances outstanding for the majority of the year.

Interest expense on subordinated debt increased by $286,000, or 13.2%, during the year. The increase was due primarily to the pay-off of $3.0 million in junior subordinated debt which included the write-off (increase in interest expense) of the remaining purchase accounting fair market value adjustment of $566,000.

Net Interest Income.

Net interest income was $35.2 million for the year ended December 31, 2024, compared to $34.2 million in the year ended December 31, 2023. The net interest margin for the year ended December 31, 2024 was 4.27% compared to 4.23% for the year ended December 31, 2023.

Provision for Credit Losses.

The provision for credit losses for the year ended December 31, 2024 was a credit of $203,000 compared to a credit of $45,000 for the year ended December 31, 2023. Note 4 of the consolidated financial statements detail the impacts of the adoption of the standard.

The $203,000 credit to the provision for credit losses consisted of a $347,000 credit to the allowance for credit losses - loans and a $2,000 credit to the allowance for credit losses - HTM securities offset by an allowance of $146,000 in the allowances for credit losses for off balance sheet commitments. In the year ended December 31, 2023, net recoveries of previously charged-off loans totaled $314,000. These recoveries directly reduced the required increase in the allowance for credit losses-loans.

Non-interest Income. Non-interest income information is as follows.

	Years Ended December 31,		Change
	2024	2023	Amount	Percent
(dollars in thousands)
Service fees on deposits	$426	$413	$13	3.15%
Fees from debit cards	706	724	(18)	(2.49)%
Income from investment in life insurance	400	641	(241)	(37.60)%
Gain on sale of foreclosed real estate and repossessed assets	—	709	(709)	(100.00)%
Gain on sale of premises and equipment	—	188	(188)	(100.00)%
Other income	982	1,082	(100)	(9.24)%
Total non-interest income	$2,514	$3,757	$(1,243)	(33.08)%

Non-interest income decreased $1.2 million to $2.5 million for the year ended December 31, 2024 from $3.8 million for the year ended December 31, 2023. For the year ended December 31, 2023, the Company recognized a gain of $709,000 on the sale of foreclosed real estate and $225,000 in excess life insurance proceeds and a $188,000 gain on the sale of a closed branch office building.

Non-interest Expense. Non-interest expense information is as follows.

	Years Ended December 31,		Change
	2024	2023	Amount	Percent
(dollars in thousands)
Compensation and related benefits	$14,005	$12,257	$1,748	14.26%
Occupancy	1,616	1,604	12	0.75%
Data processing	1,480	1,373	107	7.79%
Advertising	23	43	(20)	(46.51)%
Professional fees	1,008	886	122	13.77%
Equipment	396	425	(29)	(6.82)%
Other real estate owned and repossessed assets holding costs	13	186	(173)	(93.01)%
Amortization of intangible assets	181	183	(2)	(1.09)%
FDIC insurance premiums	326	336	(10)	(2.98)%
Other	2,450	2,116	334	15.78%
Total non-interest expense	$21,498	$19,409	$2,089	10.76%

Non-interest expense increased $2.1 million to $21.5 million for the year ended December 31, 2024 from $19.4 million for the year ended December 31, 2023. The increase was due primarily to increases in compensation and benefits due to increases in salaries and the costs of the equity awards granted after the stockholders approved the 2024 Equity Incentive Plan.

Income Tax Expense.

Income tax expense for the year ended December 31, 2024 was $4.7 million resulting in an effective tax rate of 28.5%. Income tax expense for the year ended December 31, 2023 was $4.9 million resulting in an effective tax rate of 26.4%.

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

The table below sets forth, as of December 31, 2024, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

Estimated Changes in Net Interest Income
Change in Interest Rates(1):	- 400 bp	- 300 bp	- 200 bp	- 100 bp	+ 100bp	+ 200 bp	+ 300bp	+ 400bp
December 31, 2024	-12.72%	-8.73%	-5.31%	-2.52%	1.59%	3.27%	4.93%	6.57%

1.
Assumes an immediate uniform change in interest rates at all maturities.

The tables above indicate that at December 31, 2024, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 3.27% increase in net interest income. In the event of an instantaneous parallel 200 basis point decrease in interest rates, we would experience a 5.31% decrease in net interest income.

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

5.
Our non-maturing deposits remain at historical low rates and with the level of rate decreases presented, the rates paid on these deposits could not be lowered by a similar amount.

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

The table below sets forth, as of December 31, 2024, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

Estimated Changes in Economic Value of Equity
Change in Interest Rates(1):	- 400 bp	- 300 bp	- 200 bp	- 100 bp	+ 100 bp	+ 200 bp	+ 300 bp	+ 400 bp
December 31, 2024	-18.08%	-11.46%	-6.55%	-2.97%	1.41%	2.36%	2.57%	2.46%

1.
Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at December 31, 2024, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 2.36% increase in EVE, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience an 6.55% decrease in EVE. As indicated in the table above, our EVE falls considerably in the instantaneous down scenarios due to the value of the low or zero rate non-maturing deposit portfolio declining as the theoretical spread between the cost of these deposits and new assets declines. In the up scenarios, the value of these instruments increases less as the model assumes a significant lag before these rates increase.

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

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Atlanta. At December 31, 2024 and December 31, 2023, we had $157.5 million and $150.0 million available under a line of credit with the Federal Home Loan Bank of Atlanta, and had $15.0 million and $0 million outstanding as of December 31, 2024 and December 31, 2023, respectively, with the Federal Home Loan Bank of Atlanta. In addition, at December 31, 2024 and December 31, 2023, the Bank had $23.0 million and $25.0 million in unfunded letters of credit used to secure municipal deposits outstanding against the line of credit with the Federal Home Loan Bank of Atlanta.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $16.1 million and $15.2 million for the years ended December 31, 2024 and 2023, respectively. Net cash (used in) provided by investing activities, which consists primarily of investments in loans and securities, was $(32.5) million and $(35.2) million for the years ended December 31, 2024 and 2023, respectively. Net cash provided by (used in) financing activities, consisting primarily of changes in deposits and advances and the repayment of advances to the Federal Home Loan Bank, was $13.2 million and $25.1 million for the years ended December 31, 2024 and 2023, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Time deposits that are scheduled to mature in less than one year from December 31, 2024 totaled $107.5 million. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Capital Resources. At December 31, 2024, BayVanguard Bank exceeded all of its regulatory capital requirements, and was categorized as well capitalized at December 31, 2024. Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At December 31, 2024, we had outstanding commitments to extend credit of $51.3 million and $592,000 of letters of credit. See Note 4 to the consolidated financial statements for further information.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

Recent Accounting Pronouncements

Please refer to Note 1 to the consolidated financial statements of BV Financial for the years ended December 31, 2024 and 2023 included with this document for a description of recent accounting pronouncements that may affect our financial condition and results of operations.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information regarding this Item is contained in Item 7 under the heading “Management of Market Risk.”

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	52
Consolidated Balance Sheets as of December 31, 2024 and 2023	53
Consolidated Statements of Income for the Years ended December 31, 2024 and 2023	54
Consolidated Statement of Comprehensive Income for the Years ended December 31, 2024 and 2023 Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2024 and 2023	55 56
Consolidated Statements of Cash Flows for the Years ended December 31, 2024 and 2023	57
Notes to Consolidated Financial Statements	58

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

BV Financial, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of BV Financial, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for credit losses effective January 1, 2023, due to the adoption of Accounting Standard Codification Topic 326 Financial Instruments – Credit Losses.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Forvis Mazars, LLP

We have served as the Company’s auditor since 2021.

Tysons, Virginia

March 27, 2025

BV FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2024	December 31, 2023
(dollars in thousands, except per share amounts)
Assets
Cash	$5,842	$9,260
Interest-bearing deposits in other banks	64,658	64,482
Cash and cash equivalents	70,500	73,742
Equity Investment	391	256
Securities available for sale	37,259	34,781
Securities held to maturity (fair value of $5,171 and $9,206, ACL of $4 and $6)	5,979	10,209
Loans held for maturity	737,760	704,802
Allowance for credit losses	(8,522)	(8,554)
Net loans	729,238	696,248
Other real estate owned	159	170
Premises and equipment, net	13,224	14,250
Federal Home Loan Bank of Atlanta stock, at cost	1,366	626
Investment in life insurance	20,058	19,657
Accrued interest receivable	3,161	3,279
Goodwill	14,420	14,420
Intangible assets, net	831	1,012
Deferred tax assets, net	8,899	8,969
Other assets	6,336	7,635
Total assets	$911,821	$885,254
Liabilities and Stockholders' Equity
Liabilities
Noninterest-bearing deposits	$129,724	$142,030
Interest-bearing deposits	521,767	492,090
Total deposits	651,491	634,120
FHLB borrowings	15,000	—
Subordinated Debentures	34,883	37,251
Other liabilities	14,948	14,818
Total liabilities	716,322	686,189
Stockholders' equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 45,000,000 shares authorized at December 31, 2024 and December 31, 2023; 10,645,284 shares issued and outstanding as of December 31, 2024 and 11,375,803 shares issued and outstanding as of December 31, 2023	106	114
Paid-in capital	94,679	110,465
Unearned common stock held by employee stock ownership plan	(7,160)	(7,328)
Retained earnings	109,495	97,772
Accumulated other comprehensive loss	(1,621)	(1,958)
Total stockholders' equity	195,499	199,065
Total liabilities and stockholders' equity	$911,821	$885,254

See notes to consolidated financial statements.

BV FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(dollars in thousands, except per share amounts)	Year Ended December 31,
Interest Income	2024	2023
Loans, including fees	$41,003	$37,742
Investment securities available for sale	1,319	1,156
Investment securities held to maturity	314	367
Other interest income	4,046	4,154
Total interest income	46,682	43,419
Interest Expense
Interest on deposits	9,042	5,614
Interest on FHLB borrowings	2	1,411
Interest on subordinated debentures	2,451	2,165
Total interest expense	11,495	9,190
Net interest income	35,187	34,229
(Recovery of) provision for credit losses	(203)	(45)
Net interest income after provision for credit losses	35,390	34,274
Noninterest Income
Service fees on deposits	426	413
Fees from debit cards	706	724
Income from investment in life insurance	400	641
Gain on foreclosed real estate	—	709
Gain on sale of fixed assets	—	188
Other income	982	1,082
Total noninterest income	2,514	3,757
Noninterest Expense
Compensation and related benefits	14,005	12,257
Occupancy	1,616	1,604
Data processing	1,480	1,373
Advertising	23	43
Professional fees	1,008	886
Equipment	396	425
Foreclosed real estate and holding costs	13	186
Amortization of intangible assets	181	183
FDIC insurance premiums	326	336
Other	2,450	2,116
Total noninterest expense	21,498	19,409
Net income before tax	16,406	18,622
Income tax expense	4,683	4,915
Net income	$11,723	$13,707
Basic earnings per share	$1.10	$1.47
Diluted earnings per share	$1.09	$1.47

See notes to consolidated financial statements.

BV FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2024 and 2023

	Year Ended December 31,
(dollars in thousands)	2024	2023
Net income	$11,723	$13,707

Other comprehensive income (loss)
Unrealized gain (loss) on securities available for sale	465	528
Income tax relating to securities available for sale	(128)	(145)
Other comprehensive income	337	383

Total comprehensive income	$12,060	$14,090

See notes to consolidated financial statements.

BV FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the years ended December 31, 2024 and 2023

(dollars in thousands)	Common stock	Paid-in capital	Unearned common stock held by ESOP	Retained earnings	Accumulated other comprehensive loss	Total

Balance, December 31, 2023	$114	$110,465	$(7,328)	$97,772	$(1,958)	$199,065
Net income	—	—	—	11,723	—	11,723
Other comprehensive income
(net of tax of ($128))	—	—	—	—	337	337
Stock compensation	3	1,919	—	—	—	1,922
Repurchase of common stock - 1,088,734 shares	(11)	(17,705)	—	—	—	(17,716)
ESOP shares committed to be released	—	—	168	—	—	168

Balance, December 31, 2024	$106	$94,679	$(7,160)	$109,495	$(1,621)	$195,499

(dollars in thousands)	Common stock	Paid-in capital	Unearned common stock held by ESOP	Retained earnings	Accumulated other comprehensive loss	Total

Balance, December 31, 2022	$74	$15,406	$—	$84,612	$(2,341)	$97,751
Net income	—	—	—	13,707	—	13,707
Other comprehensive income
(net of tax of ($145))	—	—	—	—	383	383
Stock compensation	—	357	—	—	—	357
Proceeds from issuance of common stock, net of offering costs	40	94,702	—	—	—	94,742
Purchase of unearned common stock held by ESOP plan	—	—	(7,839)	—	—	(7,839)
ESOP shares committed to be released	—	—	511	—	—	511
Adoption impact of ASC 326	—	—	—	(547)	—	(547)

Balance, December 31, 2023	$114	$110,465	$(7,328)	$97,772	$(1,958)	$199,065

See notes to consolidated financial statements.

BV FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2024 and 2023

	Year Ended December 31,
(dollars in thousands)	2024	2023
Cash flows from operating activities
Net income	$11,723	$13,707
Adjustments to reconcile net income to net cash provided by operating activities
Net accretion of discounts and premiums	(57)	(117)
(Recovery of) provision for credit losses	(203)	(45)
Gain on sale of foreclosed real estate	—	(709)
Proceed payments received on foreclosed real estate	11	—
Amortization of deferred loan fees/costs	415	(475)
Amortization of intangible assets	181	183
Amortization of debt issuance costs	155	156
Write off fair market value of subordinated debt	566	—
Depreciation of premises and equipment	822	869
Gain on sale of assets	—	(188)
Deferred tax (benefit) expense	(58)	207
Increase in cash surrender value of life insurance	(400)	(405)
Stock-based compensation expense	1,911	357
ESOP compensation expense	168	511
Increase (decrease) in accrued interest and other assets	2,232	(299)
(Decrease) increase in other liabilities	(1,403)	1,442
Net cash provided by operating activities	16,063	15,194
Cash flows from investing activities
Increase in equity trading account	7	—
Proceeds from maturities and principal payments of investment securities available for sale	12,091	5,456
Purchases of investment securities available for sale	(14,500)	(6,918)
Proceeds from maturities and principal payments of investment securities held to maturity	4,229	488
Net increase in loans	(32,973)	(38,296)
Purchase of premises and equipment	(611)	(155)
Proceeds from sale of premises and equipment	—	644
Proceeds from life insurance benefits	—	731
Purchase of participation foreclosed real estate	—	(57)
Proceeds from sale of foreclosed real estate	—	2,583
Proceeds from sale of Federal Home Loan Bank Stock	—	1,790
Purchase of Federal Home Loan Bank of Atlanta stock	(740)	(1,439)
Net cash used in investing activities	(32,497)	(35,173)
Cash flows provided by financing activities
Increase (decrease) in official checks	181	(410)
Net increase (decrease) in deposits	17,457	(50,166)
Increase (decrease) in advance payments by borrowers for taxes and insurance	1,352	231
Advances from the Federal Home Loan Bank of Atlanta	15,000	25,500
Repayments of advances from the Federal Home Loan Bank of Atlanta	—	(37,500)
Repayments of sub debt	(3,093)	—
Purchase of unearned common stock held by employee stock ownership plan	—	(7,328)
Proceeds from issuance of common stock	—	97,990
Repurchase of shares	(17,705)	—
Offering costs	—	(3,248)
Net cash provided by (used in) financing activities	13,192	25,069
Net increase (decrease) in cash and cash equivalents	(3,242)	5,090
Cash and cash equivalents at beginning of period	73,742	68,652
Cash and cash equivalents at end of period	$70,500	$73,742
Supplementary cash flows information
Interest paid	$11,342	$9,190
Income taxes paid	$5,887	$4,915
Supplementary noncash transactions
Impact of ASC 326 adoption	$—	$547

Noncash investing and financing activities:
Net change on equity and available for sale securities	37	—
Net change on loans	(200)	—
Transfers from property plant and equipment to other assets	815	—
Deferred tax assets	128	—
Net change in adjusted other comprehensive income	337	—

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

Prior to consummation of its mutual to stock conversion in July 2023, BayVanguard, M.H.C., Inc. (the “MHC”) was the Maryland-chartered mutual holding company of the Company. The MHC’s only business was the ownership of 86.3% of the outstanding common stock of the Company. On July 31, 2023, the MHC reorganized from the two-tier mutual holding company structure to the fully-public stock holding company structure (the “Conversion”)at which point, the MHC ceased to exist. As part of the Conversion, the Company sold 9,798,980 shares of its common stock at a price of $10.00 per share. Each outstanding share of Company common stock owned by the existing public stockholders of the Company were converted into new shares of Company common stock based on an exchange ratio of 1.5309-to-1. The Company had 11,375,803 shares of Company common stock outstanding following the Conversion.

The Company is a registered bank holding company subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).

The Company conducts its operations primarily through its wholly owned subsidiary, the BayVanguard Bank (the "Bank"), a Maryland-chartered commercial bank. BayVanguard Bank is headquartered in Baltimore, Maryland and is a community-oriented financial institution offering traditional financial services to its local communities. The Bank is engaged primarily in the business of attracting deposits from the general public and using such funds to originate one-to-four family real estate, construction, multi-family, commercial real estate, farm, marine loans, commercial and consumer loans.

The Bank's deposits are insured up to the applicable legal limits by the Federal Deposit Insurance Corporation's Deposit Insurance Fund. BayVanguard Bank is a member of the Federal Home Loan Bank System.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the Bank and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

When the fair value of an AFS debt security has declined below its amortized cost basis, the Company is required to assess whether the decline is from a credit loss or other factor. For securities that are not guaranteed by the federal government, an analysis is performed on the individual security using the latest available information to determine if the decline in fair value is attributable to a credit loss. If such determination is made, the Company would record an allowance for credit loss for the debt instrument. As of December 31, 2024, we have recognized no credit losses on AFS securities.

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

The allowance for credit losses ("ACL") for HTM securities is computed using bond global default rates tracked by S&P with a loss given default of 45%. Accrued interest receivable on the HTM debt securities excluded from this analysis totaled $42,000 at December 31, 2024.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank System to hold stock of its district Federal Home Loan Bank (the “FHLB") in an amount determined by both asset size and borrowings from the FHLB. Purchases and sales of stock are made directly with the FHLB at par value.

The Bank held approximately $1.4 million and $626,000 of FHLB restricted stock at December 31, 2024 and December 31, 2023, respectively.

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

The ACL includes quantitative estimates of losses for collectively and individually evaluated loans. The quantitative estimate for collectively evaluated loans (other than investor commercial real estate loans) is determined using the average charge-off method that utilizes historical losses for all Maryland banks with assets less than $1 billion beginning in March 2000. The loss history is updated through the most recent quarter-end prior to the reporting period. The investor commercial real estate portfolio utilizes the national loss history for banks with assets less than $1 billion over the same time period. Investor CRE loans are made nationwide, therefore, management deems it appropriate to utilize national loss rates when evaluating this portfolio. Adjustments are made to the historical loss factors under each scenario for economic conditions, portfolio concentrations, collateral values, the level and trend of delinquent and problem loans and internal changes in staffing, loan policies and monitoring of the portfolio. Loans are selected for individual evaluation primarily based on their payment status and whether the loan has been placed on non-accrual status. Loans on non-accrual status include all loans greater than 90 days delinquent and other loans with identified weaknesses. The ACL is measured on a collective basis when similar risk factors exist as determined by internal loan coding and assignment to a portfolio segment.

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

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Summary Of Significant Accounting Policies (Continued)

Mortgage Loans Held for sale

Mortgages originated for sale are carried at the lower of aggregate cost or fair value of each outstanding loan. Sales of loans are recorded when the proceeds are received. Any gain or loss is recorded in noninterest income. There were no mortgage loans held for sale as of December 31, 2024 or 2023.

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

Other Real estate Owned

Other real estate owned and repossessed assets are composed of property acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. If the fair value of the asset, net of estimated selling costs, is less than the related loan balance at the time of acquisition, a charge against the allowance for credit losses is recorded. After foreclosure, valuations are periodically performed by management and the assets are carried at the lower of cost or fair value less estimated costs to sell. Revenues and expenses from operations and changes in the valuation allowance are included in noninterest income and expenses.

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

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the appropriate period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding as adjusted for the dilutive effect of stock options based on the treasury stock method. ESOP shares are considered outstanding for basic and diluted EPS when the shares are committed to be released. As of December 31, 2024 and December 31, 2023, the Company had 933,033 and 55,648 shares, respectively of unexercised stock options. Options with an exercise price greater than the average market price of the common shares are excluded from the calculation as their effect would be anti-dilutive. As of December 31, 2024 and 2023, the Company had 31,379 and 38,295 dilutive shares, respectively. The Company had 79,024 anti-dilutive shares at December 31, 2024 and no anti-dilutive shares at December 31, 2023.

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Summary Of Significant Accounting Policies (Continued)

Basic earnings per common share represent income available to common shareholders, divided by the weighted average number of common shares outstanding during the period. As a result of the second step conversion, outstanding shares prior to July 31, 2023 have been adjusted to reflect the 1.5309 exchange ratio. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may have been issued by the Company related to outstanding unvested restricted stock unit and performance stock unit awards were determined using the treasury stock method and included in the calculation of dilutive common stock equivalents.

As of the years ended December 31, 2024, and 2023, there were no unvested restricted stock or performance stock unit awards which were excluded from the calculation as their effect would be anti-dilutive. Basic and diluted earnings per share have been computed based on weighted-average common and common equivalent shares outstanding as follows:

	December 31, 2024		December 31, 2023
	Basic	Diluted	Basic	Diluted
(dollars in thousands, except per share data)
Net income	$11,723	$11,723	$13,707	$13,707
Weighted average common shares outstanding	10,679	10,679	9,303	9,303
Dilutive securities stock options	—	31	—	38
Adjusted weighted average shares outstanding	10,679	10,710	9,303	9,341
Earnings per share amount	$1.10	$1.09	$1.47	$1.47

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

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Summary Of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

ASU 2023-07, “Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures.” The amendments in ASU 2023-07 are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. This ASU requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), an amount for other segment items by reportable segment and a description of its composition, all annual disclosures required by FASB ASU Topic 280 in interim periods as well, and the title and position of the CODM and how the CODM uses the reported measures. Additionally, this ASU requires that at least one of the reported segment profit and loss measures should be the measure that is most consistent with the measurement principles used in an entity’s consolidated financial statements. Lastly, this ASU requires public business entities with a single reportable segment to provide all disclosures required by these amendments in this ASU and all existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted the standard effective for the year ended December 31, 2024. The adoption did not result in a material impact on the Company's Consolidated Financial Statements and the amendments have been applied retrospectively. The changes to the financial statement disclosures have been reflected in this filing, specifically Note 15.

Pending Accounting Pronouncements applicable to the Company

ASU 2023-09, “Income Taxes (Topic 740), Improvement to Income Tax Disclosures.” The amendments in ASU 2023-09 require an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, which is greater than five percent of the amount computed by multiplying pretax income by the entity’s applicable statutory rate, on an annual basis. Additionally, the amendments in this ASU require an entity to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions that are equal to or greater than five percent of total income taxes paid (net of refunds received). Lastly, the amendments in this ASU require an entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. This ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis; however, retrospective application is permitted. The adoption of ASU 2023-09 is not expected to have a material impact on the Company's Consolidated Financial Statements.

In November 2024, the FASB issued 2024-03, "Income Statement - Reporting Comprehensive Income - Expense
Disaggregation Disclosures (Subtopic 220-40)". The purpose of this amendment is to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales and research and development). The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact these changes may have on our consolidated financial statements.

Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2024 for items that should potentially be recognized or disclosed in these consolidated financial statements. This evaluation was conducted through March 13, 2025, the date these financial statements were available to be issued.

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2 – Securities

Securities available for sale at December 31, 2024 and December 31, 2023 consisted of the following:

	December 31, 2024
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Available for sale
Agencies	$528	$—	$6	$522
Corporate securities	1,727	—	192	1,535
Mortgage-backed securities	22,950	6	2,062	20,894
Treasuries	14,289	19	—	14,308
Total	$39,494	$25	$2,260	$37,259

	December 31, 2023
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Available for sale
Agencies	$4,728	$—	$5	$4,723
Corporate securities	1,722	—	304	1,418
Mortgage-backed securities	31,032	5	2,397	28,640
Total	$37,482	$5	$2,706	$34,781

The Company had pledged securities with an amortized cost of $33.6 million and a fair value of $31.2 million at December 31, 2024 to secure deposits from municipalities. At December 31, 2023, the Company had pledged securities with an amortized cost of $41.4 million and a fair value of $38.6 million to secure deposits from municipalities.

Securities held to maturity at December 31, 2024 and December 31, 2023 consisted of the following:

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Held to maturity
Corporate securities (1)	$3,196	$—	$336	$2,860
Mortgage-backed securities	2,783	2	474	2,311
Total	$5,979	$2	$810	$5,171

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Held to maturity
Agencies	$4,003	$—	$22	$3,981
Corporate securities(1)	3,194	—	570	2,624
Mortgage-backed securities	3,012	3	414	2,601
Total	$10,209	$3	$1,006	$9,206

(1) Amount is net of CECL credit reserve of $4,000 at December 31, 2024 and $6,000 at December 31, 2023.

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2 – Securities (Continued)

The amortized cost and fair value of securities as of December 31, 2024 and December 31, 2023, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without prepayment penalties.

	December 31, 2024
	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	cost	value	cost	value

Maturing
Due under one year	$26,340	$26,272	$166	$167
Due after one year through five years	143	139	3,325	2,982
Due after five years through ten years	1,789	1,555	356	334
Due after ten years	11,222	9,293	2,132	1,692
Total	$39,494	$37,259	$5,979	$5,175

	December 31, 2023
	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	cost	value	cost	value

Maturing
Due under one year	$8,156	$8,053	$4,003	$3,981
Due after one year through five years	4,605	4,478	25	24
Due after five years through ten years	7,788	7,350	3,745	3,138
Due after ten years	16,933	14,900	2,436	2,063
Total	$37,482	$34,781	$10,209	$9,206

All mortgage-backed securities are guaranteed by Freddie Mac, Fannie Mae or Ginnie Mae.

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2 – Securities (Continued)

Investment securities with unrealized losses for continuous periods of less than 12 months and 12 months or longer are as follows:

	Less than 12 months		Over 12 months		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
December 31, 2024	losses	value	losses	value	losses	value
(dollars in thousands)
Available for sale
Agency securities	$6	$522	$—	$—	$6	$522
Corporate securities	—	—	192	1,535	192	1,535
Mortgage-backed securities	—	214	2,062	18,400	2,062	18,614
Total	$6	$736	$2,254	$19,935	$2,260	$20,671

Held to maturity
Corporate securities	$—	$—	$336	$2,860	$336	$2,860
Mortgage-backed securities	1	31	473	2,162	474	2,193
Total	$1	$31	$809	$5,022	$810	$5,053

	Less than 12 months		Over 12 months		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
December 31, 2023	losses	value	losses	value	losses	value
(dollars in thousands)
Available for sale
Corporate securities	$83	$667	$221	$751	$304	$1,418
Agency securities	$5	$4,723	$—	$—	$5	$4,723
Mortgage-backed securities	1	478	2,396	26,152	2,397	26,630
Total	$89	$5,868	$2,617	$26,903	$2,706	$32,771

Held to maturity
Corporate securities	$—	$—	$570	$2,624	$570	$2,624
Agency securities	—	—	22	3,981	22	3,981
Mortgage-backed securities	—	14	414	2,482	414	2,496
Total	$—	$14	$1,006	$9,087	$1,006	$9,101

The total number of securities with unrealized losses at December 31, 2024 and 2023 were 125 and 136, respectively.

Most of the securities with unrealized losses in the portfolio have modest duration risk, low credit risk, and minimal unrealized losses when compared to total amortized cost. The unrealized losses on debt securities that exist are the result of changes in interest rates since original purchase and are not related to credit concerns. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost bases, which may be at maturity for debt securities, the Company considers the unrealized losses to be temporary and therefore no impairment has been recorded during the respective periods of presentation.

We monitor the credit quality of HTM debt securities through both internal analysis performed on a quarterly basis and credit ratings when available. The following table reflects the credit ratings for the HTM debt securities at December 31, 2024.

(dollars in thousands)	AAA	A-	BBB/BBB+	BBB-	Not Rated	Total

Corporate securities	$—	$500	$1,248	$700	$748	$3,196
Mortgage-backed securities	2,783	—	—	—	—	2,783
	$2,783	$500	$1,248	$700	$748	$5,979

The following table provides a breakdown of our HTM debt securities by year of origination at December 31, 2024.

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(dollars in thousands)	Total	2024	2023	2022	2021	2020	Prior
Corporate securities	$3,196	$—	$—	$750	$2,446	$—	$—
Mortgage-backed securities issued by GSEs and Ginnie Mae	2,783	—	—	1,807	112	—	864
	$5,979	$—	$—	$2,557	$2,558	$—	$864

The following table is a roll forward of our allowance for credit losses on HTM debt securities at December 31, 2024 and 2023.

(dollars in thousands)	December 31, 2024	December 31, 2023
Beginning Balance	$6	$—
Impact of adopting ASC 326	—	10
(Recovery) for credit losses	(2)	(4)
Ending Balance	$4	$6

Note 3 – Loans Receivable

Portfolio loans, net of deferred costs and fees, are summarized by type as follows at December 31, 2024 and December 31, 2023:

	Period Ended
	December 31, 2024		December 31, 2023
(dollars in thousands)	Amount	Percent	Amount	Percent
Real estate
One to four family - owner occupied	$141,867	19.23%	$130,026	18.45%
One to four family - non owner occupied	99,824	13.53%	108,090	15.34%
Commercial owner occupied	82,614	11.20%	102,512	14.54%
Commercial investor	328,680	44.56%	287,194	40.76%
Construction and land	30,578	4.14%	21,865	3.10%
Farm loans	11,329	1.54%	14,877	2.11%
Total real estate loans	694,892	94.20%	664,564	94.30%

Marine and other consumer loans	16,772	2.27%	18,279	2.59%
Guaranteed by U.S. Government	2,902	0.39%	3,715	0.53%
Commercial	23,194	3.14%	18,244	2.58%
Total consumer and commercial	42,868	5.80%	40,238	5.70%

Total loans	737,760	100.0%	704,802	100.0%
Allowance for credit losses	(8,522)		(8,554)
Total loans, net of deferred costs and fees	$729,238		$696,248

Net deferred loan origination fees and costs were $2.2 million and $1.8 million at December 31, 2024 and 2023, respectively.

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

Guaranteed by the U.S. Government – Loans guaranteed by the U.S. government do not present similar risks as reflected in the other categories mentioned herein. The primary differentiating factor is that an explicit guarantee is provided by the government therefore substantially mitigating any risk of loss given default in the event of credit deterioration. Guaranteed by the U.S. Government loans in the table above include $20 thousand and $25 thousand of Paycheck Protection Program ("PPP") loans at December 31, 2024 and 2023, respectively. The PPP loans are 100% guaranteed by the Small Business Administration (SBA). Due to the guarantee from the Federal government, there is no allowance for credit losses recorded for these loans.

Commercial – Commercial loans are secured or unsecured loans for business purposes. Loans are typically secured by accounts receivable, inventory, equipment and/or other assets of the business. Credit risk arises from the successful operation of the business which may be affected by competition, rising interest rates, regulatory changes and adverse conditions in the local and regional economy.

A summary of transactions in the allowance for credit losses-loans during the year ended December 31, 2024 follows:

Year Ended	December 31, 2024
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions (recovery)	Ending Balance
Real estate
One to four family - owner occupied	$1,728	$—	$115	$15	$1,858
One to four family - non owner occupied	1,030	(1)	196	(483)	742
Commercial owner occupied	563	—	—	(52)	511
Commercial investor	3,725	—	—	(133)	3,592
Construction and land	772	—	4	164	940
Farm loans	179	—	—	(110)	69
Total real estate loans	7,997	(1)	315	(599)	7,712

Marine and other consumer loans	403	(3)	1	(2)	399
Commercial	154	—	3	254	411
Total consumer and commercial	557	(3)	4	252	810

Total loans	$8,554	$(4)	$319	$(347)	$8,522

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3 – Loans Receivable (Continued)

The following table summarized the ACL activity for the year ended December 31, 2024.

(dollars in thousands)
Recovery of provision for credit losses - loans	$(347)
Reduction in allowance for securities - HTM	(2)
Provision in allowance for credit losses - unfunded commitments	146
Provision for (recovery of) credit losses per the Consolidated Statement of Income	$(203)

A summary of transactions in the allowance for credit losses-loans during the year ended December 31, 2023 follows:

Year Ended	December 31, 2023
(dollars in thousands)	Beginning Balance	Impact of ASC 326 Adoption	Charge-offs	Recoveries	Provisions (recovery)	Ending Balance
Real estate
One to four family - owner occupied	$344	$1,117	$(2)	$64	$205	$1,728
One to four family - non owner occupied	562	356	—	305	(193)	1,030
Commercial owner occupied	366	78	(3)	—	122	563
Commercial investor	2,272	1,506	—	—	(53)	3,725
Construction and land	93	496	—	154	29	772
Farm loans	17	135	—	—	27	179
Total real estate loans	3,654	3,688	(5)	523	137	7,997

Marine and other consumer loans	68	336	(80)	26	53	403
Commercial	91	208	—	3	(148)	154
Total consumer and commercial	159	544	(80)	29	(95)	557

Total loans	$3,813	$4,232	$(85)	$552	$42	$8,554

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents the credit risk profile by risk grade by origination year as of December 31, 2024.

(dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
One to four family - owner occupied
Pass	$24,477	$5,517	$7,718	$12,903	$9,523	$69,150	$11,871	$141,159
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	338	—	370	—	708
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One to four family - owner occupied	$24,477	$5,517	$7,718	$13,241	$9,523	$69,520	$11,871	$141,867
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

One to four family - non owner occupied
Pass	$5,483	$13,078	$28,690	$16,470	$9,607	$25,782	$1	$99,111
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	232	481	—	713
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One to four family - non owner occupied	$5,483	$13,078	$28,690	$16,470	$9,839	$26,263	$1	$99,824
Current Period Gross Write-off	$—	$—	$—	$—	$—	$1	$—	$1

Commercial owner occupied
Pass	$4,433	$20,314	$10,753	$6,144	$5,192	$31,608	$—	$78,444
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	2,261	1,909	—	4,170
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial owner occupied	$4,433	$20,314	$10,753	$6,144	$7,453	$33,517	$—	$82,614
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Commercial investor
Pass	$41,332	$65,585	$99,623	$71,681	$15,340	$34,347	$—	$327,908
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	772	—	772
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial investor	$41,332	$65,585	$99,623	$71,681	$15,340	$35,119	$—	$328,680
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Construction and land
Pass	$26,399	$1,113	$863	$1,279	$—	$898	$—	$30,552
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	26	—	26
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Construction and land	$26,399	$1,113	$863	$1,279	$—	$924	$—	$30,578
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Farm loans
Pass	$315	$—	$4,131	$1,787	$—	$5,096	$—	$11,329
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Farm loans	$315	$—	$4,131	$1,787	$—	$5,096	$—	$11,329
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Marine and other consumer loans
Pass	$2,236	$3,195	$1,749	$5,251	$1,599	$2,742	$—	$16,772
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Marine and other consumer loans	$2,236	$3,195	$1,749	$5,251	$1,599	$2,742	$—	$16,772
Current Period Gross Write-off	$—	$—	$—	$—	$—	$3	$—	$3

Guaranteed by U.S. Government
Pass	$—	$-	$—	$—	$20	$2,882	$—	$2,902
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Guaranteed by U.S. Government	$—	$—	$—	$—	$20	$2,882	$—	$2,902
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$5,847	$360	$2,738	$4,214	$6,151	$2,836	$—	$22,146
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	380	—	—	668	—	1,048
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial	$5,847	$360	$3,118	$4,214	$6,151	$3,504	$—	$23,194
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
Total Loans
Pass	$110,522	$109,162	$156,265	$119,729	$47,432	$175,341	$11,872	$730,323
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	380	338	2,493	4,226	—	7,437
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total loans	$110,522	$109,162	$156,645	$120,067	$49,925	$179,567	$11,872	$737,760

(dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
One to four family - owner occupied
Pass	$6,387	$7,906	$13,727	$9,974	$9,707	$71,463	$10,492	$129,656
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	331	39	370
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One to four family - owner occupied	$6,387	$7,906	$13,727	$9,974	$9,707	$71,794	$10,531	$130,026
Current Period Gross Write-Off	$—	$—	$—	$—	$—	$(2)	$—	$(2)

One to four family - non owner occupied
Pass	$13,810	$30,603	$20,582	$10,742	$7,611	$22,795	$—	$106,143
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,947	—	1,947
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One to four family - non owner occupied	$13,810	$30,603	$20,582	$10,742	$7,611	$24,742	$—	$108,090
Current Period Gross Write-Off	$—	$—	$—	$—	$—	$—	$—	$—

Commercial owner occupied
Pass	$20,967	$16,071	$16,642	$5,998	$5,071	$31,536	$—	$96,285
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	943	1,502	3,782	—	6,227
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial owner occupied	$20,967	$16,071	$16,642	$6,941	$6,573	$35,318	$—	$102,512
Current Period Gross Write-Off	$—	$—	$—	$—	$—	$(3)	$—	$(3)

Commercial investor
Pass	$68,682	$89,812	$65,624	$16,205	$9,991	$28,823	$—	$279,137
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	6,907	—	1,150	—	8,057
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial investor	$68,682	$89,812	$65,624	$23,112	$991	$29,973	$—	$287,194
Current Period Gross Write-Off	$—	$—	$—	$—	$—	$—	$—	$—

Construction and land
Pass	$6,901	$9,650	$2,271	$650	$—	$704	$—	$20,176
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	1,400	—	289	—	1,689
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Construction and land	$6,901	$9,650	$2,271	$2,050	$—	$993	$—	$21,865
Current Period Gross Write-Off	$—	$—	$—	$—	$—	$—	$—	$—

Farm loans
Pass	$—	$4,141	$2,281	$261	$2,641	$5,553	$—	$14,877
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Farm loans	$—	$4,141	$2,281	$261	$2,641	$5,553	$—	$14,877
Current Period Gross Write-Off	$—	$—	$—	$—	$—	$—	$—	$—

Marine and other consumer loans
Pass	$3,542	$2,187	$6,417	$1,788	$396	$3,945	$—	$16,386
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	4	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Marine and other consumer loans	$3,227	$2,044	$6,293	$1,751	$207	$3,949	$—	$16,386
Current Period Gross Write-Off	$—	$—	$—	$—	$—	$(80)	$—	$(58)

Guaranteed by U.S. Government
Pass	$—	$—	$—	$26	$417	$3,272	$—	$3,715
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Guaranteed by U.S. Government	$—	$—	$—	$26	$417	$3,272	$—	$3,715
Current Period Gross Write-Off	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$501	$4,299	$6,236	$2,000	$628	$3,483	$—	$17,147
Special Mention	—	400	—	—	—	—	—	400
Substandard	—	—	—	—	—	697	—	697
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial	$501	$4,699	$6,236	$2,000	$628	$4,180	$—	$18,244
Current Period Gross Write-Off	$—	$—	$—	$—	$—	$—	$—	$—

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Total Loans
Pass	$120,790	$164,669	$133,780	$47,644	$36,462	$171,574	$10,492	$685,411
Special Mention	—	400	—	—	—	—	—	400
Substandard	—	—	—	9,250	1,502	8,200	39	18,991
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total loans	$120,790	$165,069	$133,780	$56,894	$37,964	$179,774	$10,531	$704,802

The following table presents the amortized cost basis of collateral dependent loans by class of loans at December 31, 2024:

		Estimated Collateral Values	Loan Balance Business/Other	Estimated Collateral Values
(dollars in thousands)	Real Estate	Real Estate	Business\Other Assets	Business\Other Assets
One to four family - owner occupied	$1,218	$5,706	$—	$—
One to four family - non-owner occupied	280	793	—	—
Commercial owner occupied real estate	1,323	2,915	—	—
Commercial investor real estate	772	1,500	—	—
Construction and land	26	667	—	—
Commercial	380	975	—	124
Marine and other consumer	11	18	—	18
Total	$4,010	$12,574	$—	$142

The following table presents the amortized cost basis of collateral dependent loans by class of loans at December 31, 2023:

		Estimated Collateral Values	Loan Balance Business/Other	Estimated Collateral Values
(dollars in thousands)	Real Estate	Real Estate	Business\Other Assets	Business\Other Assets
One to four family - owner occupied	$1,160	$4,321	$—	$—
One to four family - non-owner occupied	273	648	—	—
Commercial owner occupied real estate	739	1,825	—	—
Commercial investor real estate	8,057	10,070	—	—
Construction and land	321	826	—	—
Other consumer	—	—	4	25
Total	$10,550	$17,690	$4	$25

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

BEFD modifications included in the individually assessed loan schedules above, as of December 31, 2024 are as follows:

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(dollars in thousands)	Number of Loans	Amortized Cost
One to four family - owner occupied	7	$845
One to four family - non owner occupied	1	127
Commercial owner occupied	1	406
Commercial investor real estate	1	772
Total BEFD modification loans	10	$2,150

Modifications on non-accrual	3	$1,372

The following table details the amortized cost basis at the end of the reporting period for loans made to borrowers experiencing financial difficulty as of December 31, 2024.

	Year Ended December 31, 2024
(dollars in thousands)	Term Extensions	Payment Deferral and Term Extensions	Total	Percentage of Total Loans
One to four family - owner occupied	$845	$—	$845	0.11%
One to four family - non-owner occupied	127	—	127	0.02%
Commercial owner occupied real estate	406	—	406	0.06%
Commercial investor real estate	772	—	772	0.10%
Construction and land	—	—	—	0.00%
Marine and other consumer	—	—	—	0.00%
Total	$2,150	$—	$2,150	0.29%

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

The following table summarizes the classification of the loan portfolio at December 31, 2024:

	December 31, 2024

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate
One to four family - owner occupied	$141,159	$—	$708	$—	$141,867
One to four family - non-owner occupied	99,111	—	713	—	99,824
Commercial owner occupied	78,444	—	4,170	—	82,614
Commercial investor	327,908	—	772	—	328,680
Construction and land	30,552	—	26	—	30,578
Farm loans	11,329	—	—	—	11,329
Total real estate loans	688,503	—	6,389	—	694,892

Marine and other consumer loans	16,772	—	—	—	16,772
Guaranteed by the U.S. government	2,902	—	—	—	2,902
Commercial	22,146	—	1,048	—	23,194
Total consumer and commercial	41,820	—	1,048	—	42,868
Total loans	$730,323	$—	$7,437	$—	$737,760

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3 – Loans Receivable (Continued)

The following table summarizes classification of the gross loan portfolio at December 31, 2023:

	December 31, 2023

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate
One to four family - owner occupied	$129,656	$—	$370	$—	$130,026
One to four family - non-owner occupied	106,143	—	1,947	—	108,090
Commercial owner occupied	96,285	—	6,227	—	102,512
Commercial investor	279,137	—	8,057	—	287,194
Construction and land	20,176	—	1,689	—	21,865
Farm loans	14,877	—	—	—	14,877
Total real estate loans	646,274	—	18,290	—	664,564

Marine and other consumer loans	18,275	—	4	—	18,279
Guaranteed by the U.S. government	3,715	—	—	—	3,715
Commercial	17,147	400	697	—	18,244
Total consumer and commercial	39,137	400	701	—	40,238
Total loans	$685,411	$400	$18,991	$—	$704,802

The following tables set forth certain information with respect to our loan portfolio delinquencies by loan class:

	December 31, 2024
	30 - 59	60 - 89	90+
	Days	Days	Days	Total	Current	Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Real estate
One to four family - owner occupied	$2,923	$558	$608	$4,089	$137,778	$141,867
One to four family - non owner occupied	576	—	—	576	99,248	99,824
Commercial owner occupied	408	—	656	1,064	81,550	82,614
Commercial investor	—	—	—	—	328,680	328,680
Construction and land	299	—	—	299	30,279	30,578
Farm loans	—	—	—	—	11,329	11,329
Total real estate loans	4,206	558	1,264	6,028	688,864	694,892

Marine and other consumer loans	9	—	11	20	16,752	16,772
Guaranteed by U.S. Government	9	52	—	61	2,841	2,902
Commercial	—	—	380	380	22,814	23,194
Total consumer and commercial loans	18	52	391	461	42,407	42,868

Total loans	$4,224	$610	$1,655	$6,489	$731,271	$737,760

As of December 31, 2024 all loans past due 90 or more days have been placed on non-accrual.

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3 – Loans Receivable (Continued)

	December 31, 2023
	30 - 59	60 - 89	90+
	Days	Days	Days	Total	Current	Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Real estate
One to four family - owner occupied	$2,043	$645	$619	$3,307	$126,719	$130,026
One to four family - non owner occupied	322	—	219	541	107,549	108,090
Commercial owner occupied	901	—	468	1,369	101,143	102,512
Commercial investor	371	—	6,907	7,278	279,916	287,194
Construction and land	826	—	258	1,084	20,781	21,865
Farm loans	—	—	—	—	14,877	14,877
Total real estate loans	4,463	645	8,471	13,579	650,985	664,564

Marine and other consumer loans	39	—	—	39	18,240	18,279
Guaranteed by U.S. Government	—	—	—	—	3,715	3,715
Commercial	—	401	—	401	17,843	18,244
Total consumer and commercial loans	39	401	—	440	39,798	40,238

Total loans	$4,502	$1,046	$8,471	$14,019	$690,783	$704,802

The following is a summary of non-accrual loans by class as of the dates indicated:

	December 31, 2024			December 31, 2023
	No	With an		No	With an
(dollars in thousands)	Allowance	Allowance	Total	Allowance	Allowance	Total
Real estate
One to four family - owner occupied	$1,218	$—	$1,218	$1,160	$—	$1,160
One to four family - non owner occupied	280	—	280	273	—	273
Commercial owner occupied	1,323	—	1,323	739	—	739
Commercial investor	772	—	772	8,057	—	8,057
Construction and land	26	—	26	321	—	321
Total real estate loans	3,619	—	3,619	10,550	—	10,550

Marine and other consumer	11	—	11	4	—	4
Commercial	286	94	380	—	—	—
Total consumer and commercial loans	297	94	391	4	—	4

Total nonaccrual loans	$3,916	$94	$4,010	$10,554	$—	$10,554

Interest that would have been accrued under the terms of the non-accrual loans had such loans been performing according to their terms was approximately $308,000 for the year ended December 31, 2024 and $315,000 for the year ended December 31, 2023.

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3 – Loans Receivable (Continued)

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are limited to commitments to originate loans and unused lines of credit and involve, to varying degrees, elements of credit risk in excess of the amount recognized on the balance sheet. The Company's exposure to credit loss from nonperformance by the other party to the above mentioned financial instruments is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Company generally requires collateral or other security to support financial instruments with off-balance sheet credit risk. The Company's reserve balance for unfunded commitments was $353,000 and $289,000 at December 31, 2024 and 2023, respectively.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Letters of credit are commitments issued to guarantee the performance of a customer to a third party.

Amounts representing credit risk	December 31, 2024	December 31, 2023
(dollars in thousands)
Available lines of credit	$51,307	$49,371
Letters of credit	592	935
Total	$51,899	$50,306

Note 4 – Premises and Equipment

Premises and equipment at December 31, 2024 and December 31, 2023 are summarized by major classification as follows:

	Useful life
	in years	December 31, 2024	December 31, 2023
(dollars in thousands)
Land	—	$3,326	$3,510
Buildings	15 - 40	11,567	12,289
Leasehold improvements	5 - 10	688	317
Furniture, fixtures, and equipment	3 - 10	3,259	3,027
Premises and equipment, gross		18,840	19,143
Accumulated depreciation		(5,616)	(4,893)
Premises and equipment, net of accumulated depreciation		$13,224	$14,250

Depreciation expense for the years ended December 31, 2024 and December 31, 2023 was $822,000 and $860,000, respectively.

Note 5 – Goodwill and Intangible Assets

The activity in core deposit intangible assets for the years ended December 31, 2024 and ended December 31, 2023 is as follows:

	December 31, 2024	December 31, 2023
(dollars in thousands)
Net carrying amount at beginning of period	$1,012	$1,195
Amortization	(181)	(183)
Net carrying amount at end of the period	$831	$1,012

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

At December 31, 2024 future estimated annual amortization expense is as follows:

Year ending
(in thousands)
2025	$180
2026	180
2027	180
2028	180
2029	72
Thereafter	39
Total Estimated Amortization Expense	$831

Goodwill and other intangible assets are presented in the tables below.

	December 31, 2024			December 31, 2023
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net

Core deposit intangible	$1,868	$1,037	$831	$1,868	$856	$1,012

(dollars in thousands)	December 31, 2024	December 31, 2023

Goodwill	$14,420	$14,420

Note 6 – Deposits

Deposits are summarized as follows:

	At December 31,
	2024		2023
	Amount	Percent	Amount	Percent
(dollars in thousands)
Noninterest-bearing checking accounts	$129,724	19.91%	$142,030	22.40%
Interest-bearing checking accounts	82,954	12.73%	83,656	13.19%
Money market accounts	121,558	18.66%	87,310	13.77%
Savings accounts	127,207	19.53%	147,608	23.28%
Certificates of deposit	190,048	29.17%	173,516	27.37%
Total deposits	$651,491	100.00%	$634,120	100.00%

At December 31, 2024, the Bank had two account relationships from local government entities that comprised 3.0% and 1.7% of total deposits, respectively.

At December 31, 2024 and December 31, 2023, the Bank had $25.9 million and $32.1 million in certificates of deposit of $250,000 or more, respectively. Deposits in excess of $250,000 may not be insured by the FDIC.

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

At December 31, 2024 scheduled maturities of certificates of deposit are as follows:

Year ending December 31,
(dollars in thousands)
2025	$107,479
2026	12,113
2027	8,245
2028	4,783
2029	57,428
Thereafter	—
Total certificates of deposit	$190,048

Note 7 – Borrowings

A summary of the Company’s borrowings at December 31 for the years indicated is as follows:

		2024		2023
(dollars in thousands)	Maturity	Balance	Rate	Balance	Rate
Federal Home Loan Bank Advance	2025	$15,000	4.57%	$—
BV Financial Inc. Series 2020 Notes	2030	35,000	4.88%	35,000	4.88%
Easton Capital Trust I	2034	—	—%	3,093	SOFR+2.85%
Total borrowings, gross		$50,000		$38,093
Less: debt issuance costs		(117)		(272)
Add: net fair value adjustments on acquired borrowings		—		(570)
Total borrowings, net		$49,883		$37,251

The Bank has an agreement under a blanket floating lien with the FHLB providing the Bank a line of credit of up to 25% of its total assets limited to the lendable collateral value of qualified assets the Bank has to pledge to support its borrowings. At December 31, 2024 and December 31, 2023, the Bank had credit availability of $120.0 million and $150.0 million, respectively.

The Bank had $15.0 million in FHLB advances outstanding at December 31, 2024 and no FHLB advances outstanding at December 31, 2023. Additionally, at December 31, 2024 and December 31, 2023, the Bank had unfunded letters of credit used to secure municipal deposits outstanding against the FHLB line of credit of $23.0 million and $25.0 million, respectively.

The Bank is required to maintain qualified mortgage loans as collateral for its FHLB advances and letters of credit in an amount equal to 100% of the outstanding advances. As of December 31, 2024 and December 31, 2023, the Bank pledged $157.6 million and $175.0 million of gross loans to the FHLB for advances, respectively. Additionally, at December 31, 2024 and December 31, 2023, the Bank had a $20.0 million unsecured demand line of credit facility with a correspondent bank, which had no outstanding balance.

The Company issued $35.0 million in Fixed-to-Floating Rate Subordinated Notes Due 2030 on October 21, 2020. The proceeds were used to acquire Delmarva Bancshares, Inc. and to retire the Delmarva Bancshares 2015 Senior Notes. The interest rate on these notes is fixed for the first five years at 4.875% and then will reset quarterly to an interest rate per annum equal to the then current three-month term Secured Overnight Financing Rate (“SOFR”) (provided, however that in the event the three-month SOFR is less than zero, three-month term SOFR shall be deemed to be zero) plus 472 basis points, payable quarterly in arrears. The Company may begin redeeming these notes on the December 30, 2025 payment date. Issuance costs of $738,000 at December 31, 2020 are being amortized into expense on a monthly basis of which $117,000 remains at December 31, 2024.

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7 – Borrowings (Continued)

The Easton Capital Trust Junior Subordinated Notes were issued by Easton Bank & Trust and assumed by Delmarva Bancshares on July 15, 2015 and then assumed by the Company on October 31, 2020. The Company acquired $3.0 million of junior subordinated debt of Easton Capital Trust I. The junior subordinated debt was scheduled to mature on February 8, 2034, but may may have been called starting on February 8, 2009. The junior subordinated debt accrued interest at a floating rate equal to the three-month SOFR plus 2.85%, payable quarterly. The quarterly interest rate on the debentures was 8.49% at December 31, 2023. In the first quarter of 2024, the Company paid off this junior subordinated debt, which resulted in the write-off (increase in interest expense) of the remaining purchase accounting fair market value adjustment of $566,000.

Note 8 – Profit Sharing and Deferred Compensation Agreements

The Bank has a profit sharing plan and a 401(k) plan for all eligible employees. Contributions to the plans are discretionary by the Board of Directors. For the year ended December 31, 2024 the Company had a maximum match contribution of 5%. For the years ended December 31, 2024 and December 31, 2023, expenses of $72,000 and $79,000 were incurred for the 401(k) plan, respectively. In the years ended December 31, 2024 and 2023, the Company made no accrual for the profit-sharing plan.

The Company has supplemental executive retirement agreements with four retired executive officers. Under the agreements, each executive receives a stated annual benefit in monthly installments. All executives covered by these agreements are receiving benefits under the terms of the agreements. During the years ended December 31, 2024 and December 31, 2023, benefits of $280,000 and $251,000 were paid in accordance with the agreements, respectively.

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

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8 – Profit Sharing and Deferred Compensation Agreements (Continued)

The Company agreed to maintain post-retirement agreements with two former directors of acquired institutions. The agreements call for the Company to pay the premiums for supplemental health insurance for the directors and their spouses for life.

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

The accrued liabilities for the executive retirement agreements were $2.2 million and $2.3 million and for the director retirement agreements were $194,000 and $225,000 at December 31, 2024 and December 31, 2023, respectively. The Company recognized compensation expense related to these plans of $185,000 and $182,000 during the years ended December 31, 2024 and December 31, 2023, respectively.

Accounting standards require the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to post-retirement periods. Bank-owned life insurance policies purchased for this purpose do not effectively settle the Company's obligation to the employee in this regard and thus the Company records a benefit cost and a related liability. As of December 31, 2024 and December 31, 2023, the Company has recorded a liability of $262,000 and $275,000, respectively, for this benefit.

Note 9 – Employee Benefit Plans

Stock Options

On December 14, 2017, the Company granted 79,607 stock options to officers and employees of the Company of which 54,117 and 55,648 were exercisable at December 31, 2024 and December 31, 2023, respectively. The options were granted with an exercise price at the then fair market value of the stock of $5.65, scheduled to vest over five years and expire ten years from the date of grant. On September 6, 2024, the Company granted 293,968 stock options to directors of the Company. On September 17, 2024, the Company granted 584,948 stock options to officers of the Company. None of the options granted in 2024 were exercisable as of December 31, 2024. The options were granted with an exercise price at the then fair market value of the stock of $14.25 and $14.86, respectively, are scheduled to vest over four years and expire ten years from the date of grant.

Information with respect to employee options outstanding during the years ended December 31, 2024 and December 31, 2023:

	December 31, 2024		December 31, 2023
		Weighted		Weighted
		average		average
		exercise		exercise
	Shares	price	Shares	price
Outstanding at beginning of period	55,648	$5.65	55,648	$5.65
Granted	878,916	14.66	—	—
Exercised	1,531	5.65	—	—
Outstanding at end of period	933,033	$14.13	55,648	$5.65
Exercisable at end of period	54,117	$5.65	55,648	$5.65

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9 – EMPLOYEE BENEFIT PLANS (Continued)

A summary of information about stock options outstanding is as follows at December 31, 2024 and December 31, 2023:

	Weighted
	average	Outstanding	Remaining	Exercisable
	exercise price	shares	life (years)	shares
Outstanding at end of period	$14.13	933,033	9.36	54,117

Intrinsic value on December 31, 2024		$2,879,696

	Weighted
	average	Outstanding	Remaining	Exercisable
	exercise price	shares	life (years)	shares
Outstanding at end of period	$5.65	55,648	5.0	55,648

Intrinsic value on December 31, 2023		$474,677

The Company recognized $667,000 and $0 in compensation expense during the years ended December 31, 2024 and December 31, 2023, respectively, related to the granting of stock options.

As of December 31, 2024 and December 31, 2023, there was $3.2 million and $0, respectively, in future compensation expense associated with outstanding stock options.

Restricted Stock

In 2024 and 2023, the Company granted 343,562 and 18,784 shares of restricted stock to Board members and certain executive officers, respectively.

The Company recognized $986,000 and $255,000 in compensation expense during the years ended December 31, 2024 and December 31, 2023, respectively, relating to the granting of restricted stock.

As of December 31, 2024 and December 31, 2023, there was $4.2 million and $151,150, respectively, in future compensation expense associated with restricted stock.

Restricted stock outstanding and exercised in the prior periods have been adjusted for the 1.5309 conversion ratio utilized in the Conversion.

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9 – EMPLOYEE BENEFIT PLANS (Continued)

A summary of the activity for the years ended December 31, 2024 and December 31, 2023 is presented below:

		Weighted
	Number of	Average Grant
	Common	Date Fair
	Shares	Value/Share
Restricted Stock at January 1, 2024	30,120	$14.30
Granted	343,562	14.65
Vested	(14,465)	13.84
Forfeited	—	—
Restricted Stock at December 31, 2024	359,217	14.65

Restricted shares outstanding at December 31, 2023 and the vested shares in the table have been adjusted for the 1.5309 conversion ratio utilized in the conversion of the Company from a mutual holding company in 2023.

		Weighted
	Number of	Average Grant
	Common	Date Fair
	Shares	Value/Share
Restricted Stock at January 1, 2023	31,083	$13.15
Granted	18,784	14.67
Vested	(19,747)	14.63
Forfeited	—	—
Restricted Stock at December 31, 2023	30,120	14.30

The Company offers benefits under the BayVanguard Bank Employee Stock Ownership Plan (the "ESOP") to employees who meet certain eligibility requirements. In connection with the Conversion, the ESOP subscribed for 8% of the shares of the Company stock sold in the offering. The purchase was funded through a loan of $7.8 million from the Company, with an interest rate of 8.50% with a twenty-year term. Total shares purchased by the ESOP was 783,918. The Company makes annual contributions to the ESOP equal to the ESOP's debt service. Shares purchased with the proceeds from the loan, that have not been allocated to employees are pledged as collateral for the loan, and held in a suspense account for future allocations to participants. Shares released from the expense account are allocated among the participants based on compensation, as defined in the ESOP documents. The ESOP shares pledged as collateral are reported as unearned common stock held by ESOP shares in the Company's Consolidated Balance Sheet. As shares are committed to be released, the Company recognizes compensation expense equal to the current market price of the shares, and the shares become outstanding in the earnings per share calculation. The Company recognized $319,000 and $557,000 of ESOP expense associated with the release of the shares during the years ended December 31, 2024 and 2023, respectively.

The number of shares committed to be released per year is 39,196 thru 2041, and 39,194 in 2042.

The following table presents share information held by the ESOP:

(amounts in thousands, except fair value of unallocated shares)	2024	2023
Allocated shares	39,196	—
Shares committed to be released	39,196	39,196
Unallocated shares (suspense shares)	705,526	744,722
Total shares	783,918	783,918
Fair value of unallocated shares	$12,149,158	$10,560,158

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

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10 – Regulatory Matters (Continued)

The following table presents the Bank's capital position based on the financial statements:

					To be well
					capitalized under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
December 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Tier 1 Leverage ratio	$171,775	19.83%	$34,657	4.00%	$43,322	5.00%
Tier 1 capital (to risk-weighted assets)	$171,775	24.24%	$42,514	6.00%	$56,685	8.00%
Common Equity Tier 1 Capital Ratio (to risk-weighted assets)	$171,775	24.24%	$31,885	4.50%	$46,056	6.50%
Total Capital ratio (to risk-weighted assets)	$180,632	25.49%	$56,685	8.00%	$70,856	10.00%

December 31, 2023
Tier 1 Leverage ratio	$162,125	18.50%	$35,055	4.00%	$43,819	5.00%
Tier 1 capital (to risk-weighted assets)	$162,125	24.00%	$40,523	6.00%	$54,031	8.00%
Common Equity Tier 1 Capital Ratio (to risk-weighted assets)	$162,125	24.00%	$30,393	4.50%	$43,900	6.50%
Total Capital ratio (to risk-weighted assets)	$170,571	25.26%	$54,031	8.00%	$67,539	10.00%

As of December 31, 2024, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain ratios as set forth in the table. There have been no conditions or events since that notification that management believes have changed the Bank's category.

The Federal Deposit Insurance Corporation, through formal or informal agreement, has the authority to require an institution to maintain higher capital ratios than those provided by statute, to be categorized as well capitalized under the regulatory framework for prompt corrective action.

The Bank was allowed a special bad debt deduction at various percentages of otherwise taxable income for various years through December 1, 1987. If the amounts, which qualified as deductions for federal income tax purposes prior to December 31, 1987, are later used for purposes other than to absorb loan losses, including distributions in liquidations, they will be subject to federal and state income tax at the then current corporate rate. Retained earnings at December 31, 2024 and December 31, 2023 included $1.5 million for which no provision for income tax has been provided. The unrecorded deferred income tax liability on the above amount was approximately $413,000.

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

Note 11– Income Taxes

The income tax provision consisted of the following for the years ended December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023
(dollars in thousands)
Current expense
Federal	$3,273	$3,185
State	1,468	1,523
Total Current Expense	4,741	4,708
Deferred expense	(58)	207
Income tax expense	$4,683	$4,915

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11– Income Taxes (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2024 and December 31, 2023 are presented below:

	December 31, 2024	December 31, 2023
(dollars in thousands)
Deferred tax assets
Deferred compensation	$660	$689
Allowance for credit losses	2,455	2,425
Merger fair value adjustments	1,938	1,587
Goodwill impairment	—	—
Foreclosed real estate write-downs and deferred gain	7	7
Stock grants	294	78
Non-qualified stock options	60	—
Net operating loss carryover	6,123	6,556
Non-accrual interest	265	260
Other	1,181	1,377
Total deferred tax assets	12,983	12,979

Deferred tax liabilities
Prepaid expenses	176	220
Core deposit intangible	229	278
Depreciation	3,679	3,512
Total deferred tax liabilities	4,084	4,010
Total deferred tax assets, net	$8,899	$8,969

The amount computed by applying the statutory federal income tax rate to income before income tax provision is different than the taxes provided for the following reasons:

	December 31, 2024		December 31, 2023
		Percent of		Percent of
	Amount	pretax income	Amount	pretax income
(dollars in thousands)
Statutory federal income tax rate	$3,445	21.0%	$3,909	21.0%
State tax, net of federal income tax provision	1,154	7.0	1,261	6.8
Tax exempt income	(113)	(0.7)	(142)	(0.8)
Nondeductible expenses	142	0.9	(3)	0.0
Other	55	0.3	(110)	(0.6)
Income Tax Expense	$4,683	28.5%	$4,915	26.4%

Note 12 – Related-Party Transactions

The Bank has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, officers, their immediate families and affiliated companies (commonly referred to as related parties), on the same terms including interest rates and collateral, as those prevailing at the time for comparable transactions with others. The following table presents a summary of the activity of loans receivable from related parties during the years ended December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023
(dollars in thousands)
Balance, beginning	$96	$17
Advances	4,395	—
New related party	—	96
Repayments	(5)	(17)
Balance, ending	$4,486	$96

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12 – Related-Party Transactions (Continued)

Deposits of related parties totaled $3.0 million and $1.8 million as of December 31, 2024 and December 31, 2023, respectively.

The Company has an operating lease agreement with a related party and paid $48,000 in lease payments in the year ended December 31, 2024.

The following table shows the future operating lease payments due by year.

Amount
Year ending December 31,	(dollars in thousands)
2025	$50
2026	51
2027	53
2028	54
2029	56
Thereafter	215
Total	$479

Note 13 – Leasing Arrangements

The Company leases real estate properties for a portion of its network of bank branches. All of the Company’s leases are currently classified as operating.

The following table shows the operating lease right of use assets and operating lease liabilities as of December 31, 2024 and 2023:

	Consolidated Balance
	Sheet classification	December 31, 2024	December 31, 2023
(dollars in thousands)
Operating lease right of use asset	Other assets	$926	$1,128
Operating lease liabilities	Other liabilities	$967	$1,162

Other information related to leases:
Weighted average remaining lease term of operating leases		4.7 years	5.5 years
Weighted average discount rate of operating leases		4.40%	4.26%
Cash paid for amounts included in the measurement of lease liabilities		$231,000	$197,000

Operating lease costs included in occupancy expense in the Consolidated Statement of Income for the years ended December 31, 2024 and December 31, 2023 were $302,000 and $259,000, respectively.

Future undiscounted lease payments for operating leases, including those option years for which the Company is reasonably certain to renew, are as follows:

Amount
Year ending December 31,	(dollars in thousands)
25	$254
26	231
27	135
28	64
29	64
Thereafter	229
Total undiscounted lease payments	977
Less: imputed interest	10
Present value of operating lease liabilities	$967

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13 – Leasing Arrangements (Continued)

The Company leased office space to non-related third parties and received rental income of $168,000 for the year ended December 31, 2024.

The following table shows the future operating lease payments due to be received by year.

Amount
Year ending December 31,	(dollars in thousands)
2025	$173
2026	178
2027	183
2028	189
2029	194
Thereafter	619
Total	$1,536

Note 14 – Contingencies

Various legal claims arise from time to time in the normal course of business, which, in the opinion of management, after consultation with legal counsel, will have no material effect on the Company's consolidated financial position or results of operations.

Note 15 - Segment Reporting

The Company operates a single reportable business segment that is comprised of commercial banking . The Company’s Co- CEOs are deemed the Chief Operating Decision Makers (“CODMs”). The CODMs evaluate the financial performance of the Company by evaluating revenue streams, significant expenses, and budget to actual results in assessing the Company’s single reporting segment and in the determination of allocating resources. The CODMs use consolidated net income to benchmark the Company against peers and to evaluate performance and allocate resources. Significant revenue and expense categories evaluated by the CODMs are consistent with the presentation of the Consolidated Statement of Income.

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

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported with little or no market activity).

An asset or liability's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

Assets measured at fair value on a recurring basis by level within the fair value hierarchy used at December 31, 2024 and December 31, 2023, are as follows:

		Level 1	Level 2	Level 3
		Quoted prices	Significant	Significant
		in active	other	other
		markets for	observable	unobservable
December 31, 2024	Total	identical assets	inputs	inputs
	(dollars in thousands)
Securities available for sale
Agency securities	$522	$—	$522	$—
Corporate securities	1,535	—	1,535	—
Mortgage-backed securities	20,894	—	20,894	—
Treasuries	14,308	—	14,308	—
	$37,259	$—	$37,259	$—

December 31, 2023
Securities available for sale
Agency securities	$4,723	$—	$4,723	$—
Corporate securities	1,418	—	1,418	—
Mortgage-backed securities	28,640	—	28,640	—
	$34,781	$—	$34,781	$—

The following valuation techniques were used to measure the fair value of assets in the table above on a recurring basis as of December 31, 2024 and December 31, 2023.

Securities available for sale - The fair values of securities available for sale were based on available market pricing for the securities. We rely on third party brokers to obtain and provide us with this market pricing from a definitive security pricing source.

Assets measured at fair value on a nonrecurring basis by level within the fair value hierarchy used at December 31, 2024 and December 31, 2023, are as follows:

		Level 1	Level 2	Level 3
		Quoted prices	Significant	Significant
		in active	other	other
		markets for	observable	unobservable
December 31, 2024		identical assets	inputs	inputs
	(dollars in thousands)
Individually evaluated loans	$4,010	$—	$—	$4,010
Other real estateowned and repossessed assets	159	—	—	159
	$4,169	$—	$—	$4,169

December 31, 2023
Individually evaluated loans	$10,554	$—	$—	$10,554
Other real estateowned and repossessed assets	170	—	—	170
	$10,724	$—	$—	$10,724

The following valuation techniques were used to measure the fair value of assets in the tables above on a nonrecurring basis as of December 31, 2024 and December 31, 2023.

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16 – Fair Value Measurements (Continued)

Individually evaluated loans - Loans included in the table have been measured for impairment generally based on the fair value of the loan's collateral. A loan is considered to be collateral dependent when, based on current information and events, the Company expects repayment of the financial assets to be provided substantially through the operation or sale of the collateral and the Company has determined that the borrower is experiencing financial difficulty as of the measurement date. For real estate loans, the fair value of the loan's collateral is determined by a third-party appraisal, which is then adjusted for the estimated selling and closing costs related to liquidation of the collateral (typically 10% of the appraised value). For non real estate loans, the fair value of the loan's collateral may be determined using an appraisal, net book value per the borrower's financial statements, or aging reports, adjusted based on management's knowledge, changes in market conditions, and management's expertise and knowledge of the customer and customer's business. Fair value was determined based upon a discounted cash flow from the expected proceeds of the underlying collateral. These loans are included as Level 3 fair value, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of the loan balance reduced by any specific impairment reserve.

There were no transfers in or out of the Level 3 category for collateral dependent loans.

Other real estate owned and repossessed assets - Fair value of foreclosed assets was based on the Company's appraisal of the property less costs to sell. This value was determined from a current industry standard appraisal guide based on the value of similar properties adjusted for factors including condition and location of property.

Changes in the balance of other real estate owned assets during the years ended December 31, 2024 and December 31, 2023, were as follows:

	December 31, 2024	December 31, 2023
(dollars in thousands)
Beginning of period balance	$170	$1,987
Improvements and additions	—	57
Proceeds from sale	—	(2,583)
Principal payments	(11)	—
Gain (loss) on sale	—	709
End of period balance	$159	$170

At December 31, 2024 and December 31, 2023, the Company had $84,000 and $174,000 in residential mortgages in the process of foreclosure.

The following methods and assumptions were used by the Company in estimating the fair values of financial instruments:

Cash and Cash Equivalents

The carrying amounts of cash and cash equivalents approximate fair value.

Time Deposits in Other Banks

The fair value of time deposits in other banks is estimated using the rates currently available for deposits of similar remaining maturities.

Investment Securities

Fair values for securities, excluding FHLB stock, are based on available market prices. The carrying amount of FHLB stock approximates fair value based on the redemption provisions of the FHLB.

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

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16 – Fair Value Measurements (Continued)

Off-Balance Sheet Credit Related Instruments

Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The fair values of these instruments were not significant at December 31, 2024 and December 31, 2023.

The following table summarizes the carrying amounts and fair values of financial instruments at December 31, 2024 and December 31, 2023:

	December 31, 2024			December 31, 2023
	Fair value	Carrying	Fair	Carrying	Fair
	hierarchy	amount	value	amount	value
(dollars in thousands)
Financial assets
Cash and cash equivalents	Level 1	$70,500	$70,500	$73,742	$73,742
Equity investment	Level 1	391	391	256	256
Securities held to maturity	Level 2	5,979	9,206	10,209	9,206
Securities available for sale	Level 2	37,259	37,259	34,781	34,781
Federal Home Loan Bank of Atlanta stock	Level 2	1,366	1,366	626	626
Loans receivable	Level 3	729,238	722,005	696,248	686,879
Accrued interest receivable	Level 2	3,161	3,161	3,279	3,279

Financial liabilities
Deposits	Level 3	$651,491	$574,273	$634,120	$631,720
FHLB Borrowings	Level 2	15,000	15,000	—	—
Subordinated Debentures	Level 3	34,883	31,117	37,251	31,018
Accrued interest payable	Level 2	346	346	193	193

Note 17 – Condensed Financial Information (Parent Company Only)

Information as to the financial position of BV Financial, Inc. and its results of operations and cash flows as of and for the years ended December 31, 2024 and December 31, 2023, are summarized below.

Statement of Financial Condition (dollars in thousands)	December 31, 2024	December 31, 2023
Assets
Cash	$30,101	$45,625
Equity investment	391	256
ESOP loan receivable	7,160	7,328
Investment in subsidiary	184,741	175,366
Goodwill	6,326	6,326
Other assets	473	1,491
Total Assets	$229,192	$236,392
Liabilities and Stockholders Equity
Borrowings	34,883	37,251
Other Liabilities	(1,190)	76
Total Liabilities	33,693	37,327
Total Stockholders' Equity	195,499	199,065
Total Liabilities & Stockholders Equity	$229,192	$236,392

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Statement of Income	December 31, 2024	December 31, 2023
(dollars in thousands)
Interest income	$629	$285
Cash dividends from subsidiary	6,500	3,750
Equity security valuation adjustment	128	29
Total interest and dividend income	7,257	4,064
Interest Expense	2,451	2,165
Net interest and dividend income	4,806	1,899
Noninterest income	—	8
Noninterest expense	467	229
Income (loss) before tax	4,339	1,678
Income tax benefit	427	436
Income (loss) before equity in net income of subsidiary	4,766	2,114
Equity in undistributed net income of subsidiary	6,957	11,593
Net Income	$11,723	$13,707

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 17 – Condensed Financial Information (Parent Company Only) (Continued)

Statements of Cash Flows (dollars in thousands)	December 31, 2024	December 31, 2023
Cash flows from operating activities
Net income	$11,723	$13,707
Adjustments to reconcile net income to net cash used by operating activities
Equity in net income of subsidiary	(6,957)	(11,593)
Amortization of debt issuance costs and debt fair value adjustments	725	212
Non-cash income-Equity security valuation adjustment	(135)	(35)
(Decrease) increase in other assets	1,017	(436)
Decrease (increase) in other liabilities	(1,267)	7
Net cash provided by (used in) operating activities	5,106	1,862
Cash flows from investing activities
Net decrease (increase) in loans	168	(7,328)
Net cash used in investing activities	168	(7,328)
Cash flows from financing activities
Issuance of common stock funded by stock offering	—	97,990
Offering costs	—	(3,248)
Stock repurchase	(17,705)	—
Investment in Bank from stock offering	—	(47,471)
Repayment of subordinated debt	(3,093)	—
Net cash provided by financing activities	(20,798)	47,271

Increase (decrease) in cash and cash equivalents	(15,524)	41,805
Cash and cash equivalents at beginning of period	45,625	3,820
Cash and cash equivalents at end of period	$30,101	$45,625

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Co-President and Chief Executive Officers and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15)e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2024. Based on that evaluation, the Company’s management, including the Co-President and Chief Executive Officers and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

(b) Management's Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including its Principal Executive Officers and Principal Financial Officer, the Company evaluated the effectiveness of its internal control over financial reporting based on criteria established in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management, including our Principal Executive Officers and Principal Financial Officer, concluded that the Company’s internal control over financial reporting was effective and met the criteria of the “Internal Control — Integrated Framework (2013)” as of December 31, 2024.

(c) Attestation Report of the Registered Public Accounting Firm

Not applicable because the Company is an emerging growth company.

(d) Changes in Internal Controls

During the quarter ended December 31, 2024, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

During the three months ended December 31, 2024, none of BV Financial’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in Securities and Exchange Commission regulations.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information regarding directors, executive officers and corporate governance of the Company is presented under the headings "Proposal 1 - Election of Directors," "Corporate Governance - Code of Ethics for Senior Officers," "Committees of the Board of Directors Audit Committee," "Inssider Trading Policy" and "Other Information Relating to Director and Executive Officers-Delinquent Section 16 Reports" in the Company's definitive Proxy Statement for the 2025 Annual Meeting of Stockholders (the "Proxy Statement") and is incorporated herein by reference.

Item 11. Executive Compensation

Information regarding executive compensation is presented under the headings "Executive Compensation" and "Corporate Governance - Director Compensation" in the Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) Securities Authorized for Issuance under Stock-Based Compensation Plans

The following table sets forth information regarding outstanding options and shares under equity compensation plans at December 31, 2024:

Equity Compensation Plan Information

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Share-based Compensation Plans (excluding securities reflected in first column)

Equity compensation plans approved by security holders	933,033	$14.13	100,982
Equity compensation plans not approved by security holders	—	—	—
Total	933,033	$14.13	100,982

(b) Security ownership of Certain Beneficial Owners

The information required by this item is incorporated by reference to the section captioned "Stock Ownership" in the Proxy Statement.

(c) Security Ownership of Management

The information required by this item is incorporated by reference to the section captioned "Stock Ownership" in the Proxy Statement.

(d) Changes in Control

Management of BV Financial, Inc. knows of no arrangements, including any pledge by any person of securities of BV Financial, Inc., the operation of which any at a subsequent date result in a change of control of the registrant.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions, and director independence is presented under the heading "Corporate Governance-Director Independence" and "-Other Information relating to Directors and Executive Officers Transactions with Certain Related Persons" in the Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section captioned "Proposal 2 - Ratification of Independent Registered Public Accountants" of the Proxy Statement.

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

Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-270496), filed on

March 13, 2023)

4.1 Form of Common Stock Certificate of BV Financial, Inc. (incorporated by reference to Exhibit 4 the

Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-270496), filed on

March 13, 2023)

4.2 Description of BV Financial, Inc.’s Securities (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (Commission File No. 001-41764), as filed on March 22, 2024)

10.1* Employment Agreement between BayVanguard Bank, BV Financial, Inc., Bay-Vanguard, M.H.C. and

David M. Flair (incorporated by reference to Exhibit 10.1 the Company’s Registration Statement on

Form S-1, as amended (Commission File No. 333-270496), as filed on March 13, 2023)

10.2* Employment Agreement between BayVanguard Bank, BV Financial, Inc., Bay-Vanguard, M.H.C. and

Timothy L. Prindle (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on

Form S-1, as amended (Commission File No. 333-270496), as filed on March 13, 2023)

10.3* Change in Control Agreement between BayVanguard Bank and Michael J. Dee (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-270496), as filed on March 13, 2023)

10.4* Salary Continuation Agreement between BayVanguard Bank and David M. Flair (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, as amended (Commission

File No. 333-270496), as filed on March 13, 2023)

10.5* Salary Continuation Agreement between BayVanguard Bank and Timothy L. Prindle (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1, as amended (Commission

File No. 333-270496), as filed on March 13, 2023)

10.6* Split Dollar Agreement for David M. Flair (incorporated by reference to Exhibit 10.6 to the Company’s

Registration Statement on Form S-1, as amended (Commission File No. 333-270496), as filed on

March 13, 2023)

10.7* BV Financial, Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s

Registration Statement on Form S-1, as amended (Commission File No. 333-270496), as filed on

March 13, 2023)

10.8* BV Financial, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s

Registration Statement on Form S-1, as amended (Commission File No. 333-270496), as filed on

March 13, 2023)

10.9* Amended and Restated Supplemental Director Retirement Agreement with Brian K. McHale (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-270496), as filed on March 13, 2023)

10.10* BV Financial Inc. 2024 Equity Incentive Plan (incorporated by reference to Appendix A to the Company's proxy statement for the 2024 Annual Meeting of Stockholders (Commission File No. 001-41764), as filed on August 1, 2024)

19.1 BV Financial, Inc. Insider Trading Policy

21 Subsidiaries of Registrant

23 Consent of Forvis Mazars, LLP

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

32 Certification of Co-President and Chief Executive Officers and Chief Financial Officer pursuant to 18

U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.7 Clawback Policy (incorporated by reference to Exhibit 99.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (Commission File No. 001-41764), as filed on March 22, 2024)

101 The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended

December 31, 2024, formatted in XBRL: (i) Balance Sheets, (ii) Statements of Income, (iii) Statements of

Comprehensive Income, (iv) Changes in Stockholders’ Equity, (v) Statements of Cash Flows and (vi)

Notes to the Financial Statements.

* Denotes a management contract or compensation plan or arrangement.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BV FINANCIAL, INC.

Date: March 27, 2025	By:	/s/ Timothy L. Prindle
Timothy L. Prindle
Co-President and Chief Executive Officer

Date: March 27, 2025	By:	/s/ David M. Flair
David M. Flair
Co-President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Timothy L. Prindle	Co-President and Chief Executive Officer (Principal Executive Officer), and Director	March 27, 2025
Name /s/ David M. Flair	Co-President and Chief Executive Officer (Principal Executive Officer), and Director	March 27, 2025
Name
/s/ Michael J. Dee	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 27, 2025
Name /s/ Gary T. Amereihn	Chairman of the Board	March 27, 2025
Name

/s/ William Streett Baldwin	Director	March 27, 2025
Name

/s/ William B. Compton, III	Director	March 27, 2025
Name

/s/ Joseph S. Galli	Director	March 27, 2025
Name

/s/ P. David Bramble	Director	March 27, 2025
Name

/s/ Brian K. McHale	Director	March 27, 2025
Name

/s/ Joshua W. Posnick	Director	March 27, 2025
Name

/s/ Machteld V. Thomas	Director	March 27, 2025
Name