Form 10-Q
period 2025-03-31
BV Financial, Inc.
filed 2025-05-13
CIK 1302387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2025
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

As of May 7, 2025, the registrant had 10,528,744 shares of common stock outstanding.

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
(dollars in thousands, except per share amounts)	(unaudited)	(derived from audited financial statements)

Assets
Cash	$8,568	$5,842
Interest-bearing deposits in other banks	62,252	64,658
Cash and cash equivalents	70,820	70,500
Equity investment	408	391
Securities available for sale	35,185	37,259
Securities held to maturity (fair value of $5,191 and $5,171, ACL of $3 and $4)	5,909	5,979
Total loans	750,174	737,760
Allowance for credit losses	(8,888)	(8,522)
Net loans	741,286	729,238
Foreclosed real estate	158	159
Premises and equipment, net	13,243	13,224
Federal Home Loan Bank of Atlanta stock, at cost	1,385	1,366
Investment in life insurance	20,145	20,058
Accrued interest receivable	3,121	3,161
Goodwill	14,420	14,420
Intangible assets, net	786	831
Deferred tax assets, net	8,989	8,899
Other assets	6,083	6,336
Total assets	$921,938	$911,821
Liabilities and Stockholders' Equity
Liabilities
Noninterest-bearing deposits	$136,261	$129,724
Interest-bearing deposits	521,635	521,767
Total deposits	657,896	651,491
FHLB borrowings	15,000	15,000
Subordinated debentures	34,922	34,883
Other liabilities	16,047	14,948
Total liabilities	723,865	716,322
Stockholders' equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding; Common stock, $0.01 par value; 45,000,000 shares authorized at March 31, 2025 and December 31, 2024; 10,594,044 shares issued and outstanding as of March 31, 2025 and 10,645,284 issued and outstanding as of December 31, 2024	106	106
Paid-in capital	94,915	94,679
Retained earnings	111,594	109,495
Unearned common stock held by employee stock ownership plan	(7,115)	(7,160)
Accumulated other comprehensive loss	(1,427)	(1,621)
Total stockholders' equity	198,073	195,499
Total liabilities and stockholders' equity	$921,938	$911,821

See notes to consolidated financial statements. 1

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(dollars in thousands, except per share amounts)	Three Months Ended March 31,
Interest Income	2025	2024
Loans, including fees	$10,741	$9,782
Investment securities available for sale	350	306
Investment securities held to maturity	47	92
Other interest income	743	824
Total interest income	11,881	11,004
Interest Expense
Interest on deposits	2,601	1,986
Interest on FHLB borrowings	171	—
Interest on subordinated debentures	466	1,055
Total interest expense	3,238	3,041
Net interest income	8,643	7,963
Provision for credit losses	297	18
Net interest income after provision for credit losses	8,346	7,945
Noninterest Income
Service fees on deposits	103	103
Fees from debit cards	164	171
Income from investment in life insurance	87	87
Other income	176	217
Total noninterest income	530	578
Noninterest Expense
Compensation and related benefits	4,524	3,129
Occupancy	444	438
Data processing	397	377
Advertising	6	5
Professional fees	231	112
Equipment	91	102
Foreclosed real estate and holding costs	3	5
Amortization of intangible assets	45	45
FDIC insurance premiums	81	83
Other	356	627
Total noninterest expense	6,178	4,923
Net income before tax	2,698	3,600
Income tax expense	599	1,026
Net income	$2,099	$2,574
Basic earnings per share	$0.21	$0.24
Diluted earnings per share	$0.21	$0.24

See notes to consolidated financial statements. 2

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Net income	$2,099	$2,574

Other comprehensive income
Unrealized gain (loss) on securities available for sale	268	3
Income tax relating to securities available for sale	(74)	(1)
Other comprehensive income	194	2

Total comprehensive income	$2,293	$2,576

See notes to consolidated financial statements. 3

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(unaudited)

For the Three Months Ended March 31, 2025 and 2024

(dollars in thousands)	Common stock	Paid-in capital	Unearned common stock held by ESOP	Retained earnings	Accumulated other comprehensive loss	Total

Balance, December 31, 2024	$106	$94,679	$(7,160)	$109,495	$(1,621)	$195,499
Net income	—	—	—	2,099	—	2,099
Other comprehensive income
(net of tax of ($74))	—	—	—	—	194	194
Stock compensation	—	1,217	—	—	—	1,217
Repurchased shares to authorized and unissued	—	(981)	—	—	—	(981)
ESOP shares committed to be released	—	—	45	—	—	45

Balance, March 31, 2025	$106	$94,915	$(7,115)	$111,594	$(1,427)	$198,073

(dollars in thousands)	Common stock	Paid-in capital	Unearned common stock held by ESOP	Retained earnings	Accumulated other comprehensive loss	Total

Balance, December 31, 2023	$114	$110,465	$(7,328)	$97,772	$(1,958)	$199,065
Net income	—	—	—	2,574	—	2,574
Other comprehensive income
(net of tax of ($1))	—	—	—	—	2	2
Stock compensation	—	69	—	—	—	69
ESOP shares committed to be released	—	—	42	—	—	42

Balance, March 31, 2024	$114	$110,534	$(7,286)	$100,346	$(1,956)	$201,752

See notes to consolidated financial statements. 4

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Cash flows from operating activities
Net income	$2,099	$2,574
Adjustments to reconcile net income to net cash provided by operating activities
Net accretion of discounts and premiums	(232)	—
Provision for credit losses	297	18
Proceeds received on foreclosed real estate	1	—
Amortization of deferred loan fees/costs	(42)	(38)
Amortization of intangible assets	45	45
Amortization of debt issuance costs	39	39
Write-off fair market value of subordinated debentures	—	566
Depreciation of premises and equipment	198	212
Deferred tax expense	(164)	269
Increase in cash surrender value of life insurance	(87)	(87)
Stock-based compensation expense	1,217	27
ESOP compensation expense	45	—
Decrease in accrued interest and other assets	293	714
Increase in other liabilities	726	228
Net cash provided by operating activities	4,435	4,567
Cash flows from investing activities
Increase in equity trading account	3	—
Proceeds from maturities and principal payments of investment securities available for sale	7,726	6,321
Purchases of investment securities available for sale	(5,301)	(5,328)
Proceeds from maturities and principal payments of investment securities held to maturity	71	56
Net (increase) in loans	(12,264)	(3,869)
Purchase of premises and equipment	(217)	(435)
Purchase of Federal Home Loan Bank of Atlanta stock	(19)	(28)
Net cash used in investing activities	(10,001)	(3,283)
Cash flows provided by financing activities
(Decrease) increase in official checks	(590)	(218)
Net increase in deposits	6,495	5,412
Increase in advance payments by borrowers for taxes and insurance	962	1,710
Repayment of subordinate debt	—	(3,093)
Repurchase of shares	(981)	—
Net cash provided by financing activities	5,886	3,811
Net increase in cash and cash equivalents	320	5,095
Cash and cash equivalents at beginning of period	70,500	73,742
Cash and cash equivalents at end of period	$70,820	$78,837
Supplementary cash flows information
Interest paid	$2,331	$2,480
Income taxes (recovered) paid	$(173)	$269
Supplementary noncash transactions

Noncash investing and financing activities:
Net change on equity and available for sale securities	$14	$—
Net change on available for sale securities	(119)	—
Net change on loans	(39)	—
Deferred tax assets	74	—
Net change in adjusted other comprehensive income	194	—

See notes to consolidated financial statements. 5

BV FINANCIAL, INC. AND SUBSIDIARIES

Note 1 – Summary Of Significant Accounting Policies

General

The unaudited consolidated financial statements and other financial information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes of BV Financial, Inc. ("BV Financial," the "Company" or "we") included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Business

BV Financial was organized as a federal corporation and savings and loan holding company in January 2005 as part of the mutual holding company reorganization of Bay-Vanguard Federal Savings Bank. In February 2019, the Company became a Maryland-chartered corporation and a bank holding company.

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

The Bank is headquartered in Baltimore, Maryland and is a full-service community-oriented financial institution dedicated to serving the financial service needs of consumers and businesses. The Bank is engaged primarily in the business of attracting deposits from the general public and using such funds to originate one- to- four-family real estate, construction, multi-family, commercial real estate, farm, marine loans, commercial and consumer loans.

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

When the fair value of an AFS debt security has declined below its amortized cost basis, the Company is required to assess whether the decline is from a credit loss or other factors. For any security, either explicitly or implicitly guaranteed by the federal government, an analysis is performed on the individual security using the latest available information to determine if the decline in fair value is attributable to a credit loss. If such determination is made, the Company would record an allowance for credit loss for the debt instrument. As of March 31, 2025 and March 31, 2024, we recognized no credit losses on AFS securities.

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

The allowance for credit losses ("ACL") for HTM securities is computed using bond global default rates tracked by S&P with a loss given default of 45%. Accrued interest receivable on the HTM debt securities excluded from this analysis totaled $12,000 at March 31, 2025. At March 31, 2025 and 2024, the ACL for HTM securities was $3,155 and $5,171, respectively.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank System to hold stock of its district Federal Home Loan Bank (the "FHLB") in an amount determined by both asset size and borrowings from the FHLB. Purchases and sales of stock are made directly with the FHLB at par value.

The Bank held $1.4 million of FHLB restricted stock at March 31, 2025 and December 31, 2024.

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

The ACL includes quantitative estimates of losses for collectively and individually evaluated loans. The quantitative estimate for collectively evaluated loans (other than investor commercial real estate loans) is determined using the average charge-off method that utilizes historical losses for all Maryland banks with assets less than $1 billion beginning in March 2000. The loss history is updated through the most recent quarter-end prior to the reporting period. The investor commercial real estate portfolio utilizes the national loss history for banks with assets less than $1 billion over the same time period. Investor CRE loans are made nationwide, therefore, management deems it appropriate to utilize national loss rates when evaluating this portfolio. Adjustments are made to the historical loss factors under each scenario for economic conditions, portfolio concentrations, collateral values, the level and trend of delinquent and non-accrual loans and internal changes in staffing, loan policies and monitoring of the portfolio. Loans are selected for individual evaluation primarily based on their payment status and whether the loan has been placed on non-accrual status. Loans on non-accrual status include all loans greater than 90 days delinquent and other loans with weaknesses sufficient for management to place these loans on non-accrual status.

The ACL is measured on a collective basis when similar risk factors exist as determined by internal loan coding and assignment to a portfolio segment.

The Company utilizes reasonable and supportable forecasts of future economic conditions when estimating the ACL on loans. The model's calculation also uses an adjustment for a 12-month forecast period utilizing the most recent 12-month economic forecast from the Federal Reserve Board for national gross domestic product ("GDP"). The model compares the average history of loss rates described above to the forecasted GDP to determine the necessity and amount of any forward looking adjustment.

The establishment of the ACL is significantly affected by management's judgment and by economic and other uncertainties, and different amounts may be reported under different conditions or assumptions. The Federal Deposit Insurance Corporation (the "FDIC") and the Maryland Office of the Commissioner of Financial Regulation, as an integral part of their

BV FINANCIAL, INC. AND SUBSIDIARIES

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

BV FINANCIAL, INC. AND SUBSIDIARIES

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

Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the appropriate period. Diluted earnings per share are computed by dividing net income by the weighted average shares outstanding as adjusted for the dilutive effect of stock options based on the treasury stock method. Unearned ESOP shares are removed from the weighted average number of shares in the calculations. As of March 31, 2025 and March 31, 2024, the Company had 933,033 and 55,648 outstanding stock options, respectively. As a result of the Conversion, the number of shares subject to the stock option and the price of the options have been adjusted to reflect the 1.5309-to-1 exchange ratio. Options with an exercise price greater than the average market price of the common shares are excluded from the calculation as their effect would be anti-dilutive. There were no anti-dilutive options outstanding as of March 31, 2025.

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

BV FINANCIAL, INC. AND SUBSIDIARIES

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

BV FINANCIAL, INC. AND SUBSIDIARIES

Note 2 - Securities

Securities available for sale at March 31, 2025 and December 31, 2024 consisted of the following:

	March 31, 2025
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Available for sale
Agencies	$489	$1	$—	$490
Corporate securities	1,728	—	166	1,562
Mortgage-backed securities	20,736	9	1,813	18,932
Treasuries	14,200	7	6	14,201
Total	$37,153	$17	$1,985	$35,185

	December 31, 2024
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Available for sale
Agencies	$528	$—	$6	$522
Corporate securities	1,727	—	192	1,535
Mortgage-backed securities	22,950	6	2,062	20,894
Treasuries	14,289	19	—	14,308
Total	$39,494	$25	$2,260	$37,259

BV FINANCIAL, INC. AND SUBSIDIARIES

Securities held to maturity at March 31, 2025 and December 31, 2024 consisted of the following:

	March 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Held to maturity
Corporate securities (1)	$3,197	$—	$283	$2,914
Mortgage-backed securities	2,712	2	437	2,277
Total	$5,909	$2	$720	$5,191

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Held to maturity
Corporate securities (1)	$3,196	$—	$336	$2,860
Mortgage-backed securities	2,783	2	474	2,311
Total	$5,979	$2	$810	$5,171

(1) Amount is net of CECL credit reserve of $3,000 at March 31, 2025 and $4,000 at December 31, 2024.

The Company pledged securities with an amortized cost of $31.6 million and a fair value of $29.4 million at March 31, 2025 to secure deposits from municipalities. At December 31, 2024, the Company pledged securities with an amortized cost of $33.6 million and a fair value of $31.2 million to secure deposits from municipalities. The amortized cost and fair value of securities as of March 31, 2025 and December 31, 2024, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without prepayment penalties.

	March 31, 2025
	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	cost	value	cost	value

Maturing
Due under one year	$24,375	$24,318	$161	$162
Due after one year through five years	120	117	3,312	3,023
Due after five years through ten years	1,764	1,572	342	325
Due after ten years	10,894	9,178	2,094	1,681
Total	$37,153	$35,185	$5,909	$5,191

All mortgage-backed securities are guaranteed by Freddie Mac, Fannie Mae or Ginnie Mae.

BV FINANCIAL, INC. AND SUBSIDIARIES

Investment securities with unrealized losses for continuous periods of less than 12 months and 12 months or longer are as follows:

	Less than 12 months		Over 12 months		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
March 31, 2025	losses	value	losses	value	losses	value
(dollars in thousands)
Available for sale
Corporate securities	$—	$—	$166	$1,562	166	1,562
Mortgage-backed securities	—	196	1,813	16,404	1,813	16,600
Treasuries	6	9,236	—	—	6	9,236
Total	$6	$9,432	$1,979	$17,966	$1,985	$27,398

Held to maturity
Corporate securities (1)	$—	$—	$283	$2,917	283	2,917
Mortgage-backed securities	—	10	437	2,152	437	2,162
Total	$—	$10	$720	$5,069	$720	$5,079

	Less than 12 months		Over 12 months		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
December 31, 2024	losses	value	losses	value	losses	value
(dollars in thousands)
Available for sale
Agency securities	$6	$522	$—	$—	$6	$522
Corporate securities	—	—	192	1,535	192	1,535
Mortgage-backed securities	—	214	2,062	18,400	2,062	18,614
Total	$6	$736	$2,254	$19,935	$2,260	$20,671

Held to maturity
Corporate securities (1)	$—	$—	$336	$2,860	$336	$2,860
Mortgage-backed securities	1	31	473	2,162	474	2,193
Total	$1	$31	$809	$5,022	$810	$5,053

(1) Fair value amount is net of CECL credit reserve of $3,000 at March 31, 2025 and $4,000 at December 31, 2024.

As of March 31, 2025 and December 31, 2024, the Company determined that for its available-for-sale debt securities in an unrealized loss position, it did not intend to sell nor was it more likely than not that it would be required to sell any security and that the decline in fair value was not due to credit factors, but due to changes in interest rates and other factors. Accordingly, at March 31, 2025 and December 31, 2024, the Company did not record an allowance for credit losses for its available-for-sale debt securities.

BV FINANCIAL, INC. AND SUBSIDIARIES

We monitor the credit quality of HTM debt securities through both internal analysis performed on a quarterly basis and credit ratings when available. The following table reflects the credit ratings for the HTM debt securities at March 31, 2025.

(dollars in thousands)	AAA	A-	BBB/BBB+	BBB-	Not Rated	Total

Corporate securities	$—	$500	$1,248	$700	$749	$3,197
Mortgage-backed securities	2,712	—	—	—	—	2,712
	$2,712	$500	$1,248	$700	$749	$5,909

The following table provides a breakdown of our HTM debt securities by year of origination at March 31, 2025.

(dollars in thousands)	Total	2025	2024	2023	2022	2021	Prior
Corporate securities	$3,197	$—	$—	$—	$750	$2,447	$—
Mortgage-backed securities	2,712	—	—	—	1,801	101	810
	$5,909	$—	$—	$—	$2,551	$2,548	$810

The following table is a roll forward of our allowance for credit losses on HTM debt securities at March 31, 2025 and 2024.

(dollars in thousands)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Beginning balance	$4	$6
(Recovery) for credit losses	(1)	(1)
Ending Balance	$3	$5

BV FINANCIAL, INC. AND SUBSIDIARIES

Note 3 – Loans Receivable

Portfolio loans, net of deferred costs and fees, are summarized by type as follows at March 31, 2025 and December 31, 2024:

	Period Ended
	March 31, 2025		December 31, 2024
(dollars in thousands)	Amount	Percent	Amount	Percent
Real estate
One to four family - owner occupied	$144,856	19.31%	$141,867	19.23%
One to four family - non owner occupied	94,038	12.54%	99,824	13.53%
Commercial owner occupied	82,592	11.01%	82,614	11.20%
Commercial investor	333,014	44.39%	328,680	44.56%
Construction and land	32,275	4.30%	30,578	4.14%
Farm loans	11,551	1.54%	11,329	1.54%
Total real estate loans	698,326	93.09%	694,892	94.20%

Marine and other consumer loans	16,098	2.15%	16,772	2.27%
Guaranteed by U.S. Government	2,612	0.35%	2,902	0.39%
Commercial	33,138	4.41%	23,194	3.14%
Total consumer and commercial	51,848	6.91%	42,868	5.80%

Total loans	750,174	100.0%	737,760	100.0%
Allowance for credit losses	(8,888)		(8,522)
Total loans, net of deferred costs and fees	$741,286		$729,238

Net deferred loan origination fees at March 31, 2025 and December 31, 2024 totaled $2.3 million and $2.2 million, respectively.

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

Marine Loans – Marine loans are typically made to consumers and are secured by boats. Credit risk is similar to real estate loans above as it is subject to the borrower’s continuing financial stability and the value of the collateral securing the loan. Marine loans may entail greater risk than residential mortgage loans, as they are collateralized by assets that depreciate rapidly. Repossessed collateral for a defaulted loan may not provide an adequate source of repayment for the outstanding and small remaining deficiency often does not warrant further substantial collection efforts against the borrower.

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

BV FINANCIAL, INC. AND SUBSIDIARIES

Guaranteed by the U.S. Government – Loans guaranteed by the U.S. Government do not present similar risks as reflected in the other categories mentioned herein because of an explicit guarantee is provided by the government, therefore substantially mitigating any risk of loss in the event of credit deterioration.

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

Non-accrual loans as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025			December 31, 2024
	No	With an		No	With an
(dollars in thousands)	Allowance	Allowance	Total	Allowance	Allowance	Total
Real estate
One to four family - owner occupied	$920	$—	$920	$1,218	$—	$1,218
One to four family - non owner occupied	322	—	322	280	—	280
Commercial owner occupied	1,778	—	1,778	1,323	—	1,323
Commercial investor	735	—	735	772	—	772
Construction and land	26	—	26	26	—	26
Total real estate loans	3,781	—	3,781	3,619	—	3,619

Marine and other consumer loans	11	—	11	11	—	11
Commercial	948	94	1,042	286	94	380
Total consumer and commercial loans	959	94	1,053	297	—	391

Total nonaccrual loans	$4,740	$94	$4,834	$3,916	$—	$3,916

Loans can be current but classified as non-accrual due to customer operating results or payment history. All interest accrued but not collected from loans that are placed on non-accrual status or charged-off is reversed against interest income. In accordance with the Company’s policy, such interest income is recognized on a cash basis or cost-recovery method, until qualifying for return to accrual status. There was no material nonaccrual loan interest recognized in income during the first quarter of 2025 or 2024.

The Company considers a loan to be past due or delinquent when the terms of the contractual obligation are not met by the borrower. An analysis of days past due loans as of March 31, 2025 follows:

	March 31, 2025
	30 - 59	60 - 89	90+
	Days	Days	Days	Total	Current	Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Real estate
One to four family - owner occupied	$2,137	$31	$585	$2,753	$142,103	$144,856
One to four family - non owner occupied	414	—	—	414	93,624	94,038
Commercial owner occupied	1,331	—	993	2,324	80,268	82,592
Commercial investor	—	—	—	—	333,014	333,014
Construction and land	—	—	—	—	32,275	32,275
Farm loans	—	—	—	—	11,551	11,551
Total real estate loans	3,882	31	1,578	5,491	692,835	698,326

Marine and other consumer loans	—	—	11	11	16,087	16,098
Guaranteed by U.S. Government	—	—	—	—	2,612	2,612
Commercial	—	—	455	455	32,683	33,138
Total consumer and commercial loans	—	—	466	466	51,382	51,848

Total loans	$3,882	$31	$2,044	$5,957	$744,217	$750,174

BV FINANCIAL, INC. AND SUBSIDIARIES

An analysis of days past due loans as of December 31, 2024 follows:

	December 31, 2024
	30 - 59	60 - 89	90+
	Days	Days	Days	Total	Current	Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Real estate
One to four family - owner occupied	$2,923	$558	$608	$4,089	$137,778	$141,867
One to four family - non owner occupied	576	—	0	576	99,248	99,824
Commercial owner occupied	408	—	656	1,064	81,550	82,614
Commercial investor	0	—	—	—	328,680	328,680
Construction and land	299	—	0	299	30,279	30,578
Farm loans	—	—	—	—	11,329	11,329
Total real estate loans	4,206	558	1,264	6,028	688,864	694,892

Marine and other consumer loans	9	—	11	20	16,752	16,772
Guaranteed by U.S. Government	9	52	—	61	2,841	2,902
Commercial	—	—	380	380	22,814	23,194
Total consumer and commercial loans	18	52	391	461	42,407	42,868

Total loans	$4,224	$610	$1,655	$6,489	$731,271	$737,760

Allowance for Credit Losses

The following tables detail activity in the ACL at and for the three months ended March 31, 2025 and 2024. An allocation of the allowance to one category of loans does not prevent the Company from using that allowance to absorb losses in a different category.

Three Months Ended	March 31, 2025
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions (Recovery)	Ending Balance
Real estate
One to four family - owner occupied	$1,858	$—	$3	$(214)	$1,647
One to four family - non owner occupied	742	—	16	(141)	617
Commercial owner occupied	511	—	—	(16)	495
Commercial investor	3,592	—	—	440	4,032
Construction and land	940	—	1	14	955
Farm loans	69	—	—	4	73
Total real estate loans	7,712	—	20	87	7,819

Marine and other consumer loans	399	(5)	—	2	396
Commercial	411	—	—	262	673
Total consumer and commercial	810	(5)	—	264	1,069

Total loans	$8,522	$(5)	$20	$351	$8,888

The following table summarized the ACL activity for the three months ended March 31, 2025.

(dollars in thousands)
Provision for (recovery of) credit losses - loans	$351
Provision for (recovery of) allowance for securities - HTM	(1)
Provision for (recovery of ) allowance for credit losses - unfunded commitments	(53)
Provision for (recovery of) credit losses per the consolidated statements of income	$297

BV FINANCIAL, INC. AND SUBSIDIARIES

The following table summarized the ACL activity for the three months ended March 31, 2024.

(dollars in thousands)
Provision for (recovery of) credit losses - loans	$(133)
Reduction in allowance for securities - HTM	(1)
Provision for allowance for credit losses - unfunded commitments	152
Provision for credit losses per the consolidated statement of income	$18

Three Months Ended	March 31, 2024
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions (recovery)	Ending Balance
Real estate
One to four family - owner occupied	$1,728	$—	$52	$(83)	$1,697
One to four family - non owner occupied	1,030	(1)	29	(43)	1,015
Commercial owner occupied	563	—	3	12	578
Commercial investor	3,725	—	—	(155)	3,570
Construction and land	772	—	1	(10)	763
Farm loans	179	—	—	(5)	174
Total real estate loans	7,997	(1)	85	(284)	7,797

Marine and other consumer loans	403	—	1	24	428
Commercial	154	—	—	127	281
Total consumer and commercial	557	—	1	151	709

Total loans	$8,554	$(1)	$86	$(133)	$8,506

BV FINANCIAL, INC. AND SUBSIDIARIES

Term Loans by Origination Year

(dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at March 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total
One to four family - owner occupied
Pass	$8,324	$24,386	$5,448	$7,666	$12,740	$75,837	$9,848	$144,249
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	336	244	27	607
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One to four family - owner occupied	$8,324	$24,386	$5,448	$7,666	$13,076	$76,081	$9,875	$144,856
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

One to four family - non owner occupied
Pass	$345	$4,871	$12,592	$27,627	$16,075	$31,830	$—	$93,340
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	698	—	698
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One to four family - non owner occupied	$345	$4,871	$12,592	$27,627	$16,075	$32,528	$—	$94,038
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Commercial owner occupied
Pass	$1,319	$4,405	$20,113	$10,698	$6,096	$37,270	$—	$79,901
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	2,691	—	2,691
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial owner occupied	$1,319	$4,405	$20,113	$10,698	$6,096	$39,961	$—	$82,592
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Commercial investor
Pass	$11,705	$39,569	$64,211	$96,143	$71,435	$49,216	$—	$332,279
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	735	—	735
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial investor	$11,705	$39,569	$64,211	$96,143	$71,435	$49,951	$—	$333,014
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Construction and land
Pass	$792	$27,097	$708	$1,595	$1,011	$918	$—	$32,121
Special Mention	—	—	128	—	—	—	—	128
Substandard	—	—	—	—	—	26	—	26
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Construction and land	$792	$27,097	$836	$1,595	$1,011	$944	$—	$32,275
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Farm loans
Pass	$301	$316	$—	$4,086	$1,775	$5,073	$—	$11,551
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Farm loans	$301	$316	$—	$4,086	$1,775	$5,073	$—	$11,551
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Marine and other consumer loans
Pass	$100	$2,183	$3,123	$1,672	$5,070	$3,950	$—	$16,098
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Marine and other consumer loans	$100	$2,183	$3,123	$1,672	$5,070	$3,950	$—	$16,098
Current Period Gross Write-off	$—	$—	$—	$—	$—	$5	$—	$5

Guaranteed by U.S. Government
Pass	$—	$—	$—	$—	$—	$2,612	$—	$2,612
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Guaranteed by U.S. Government	$—	$—	$—	$—	$—	$2,612	$—	$2,612
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$4,272	$5,941	$338	$2,540	$8,972	$10,033	$—	$32,096
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	380	—	662	—	1,042
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial	$4,272	$5,941	$338	$2,920	$8,972	$10,695	$—	$33,138
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

(dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at March 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total
Total Loans
Pass	$27,158	$108,768	$106,533	$152,027	$123,174	$216,739	$9,848	$744,247
Special Mention	—	—	128	—	—	—	—	128
Substandard	—	—	—	380	336	5,056	27	5,799
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total loans	$27,158	$108,768	$106,661	$152,407	$123,510	$221,795	$9,875	$750,174

Term Loans by Origination Year

BV FINANCIAL, INC. AND SUBSIDIARIES

(dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
One to four family - owner occupied
Pass	$24,477	$5,517	$7,718	$12,903	$9,523	$69,150	$11,871	$141,159
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	338	—	370	—	708
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One to four family - owner occupied	$24,477	$5,517	$7,718	$13,241	$9,523	$69,520	$11,871	$141,867
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

One to four family - non owner occupied
Pass	$5,483	$13,078	$28,690	$16,470	$9,607	$25,782	$1	$99,111
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	232	481	—	713
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One to four family - non owner occupied	$5,483	$13,078	$28,690	$16,470	$9,839	$26,263	$1	$99,824
Current Period Gross Write-off	$—	$—	$—	$—	$—	$1	$—	$1

Commercial owner occupied
Pass	$4,433	$20,314	$10,753	$6,144	$5,192	$31,608	$—	$78,444
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	2,261	1,909	—	4,170
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial owner occupied	$4,433	$20,314	$10,753	$6,144	$7,453	$33,517	$—	$82,614
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Commercial investor
Pass	$41,332	$65,585	$99,623	$71,681	$15,340	$34,347	$—	$327,908
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	772	—	772
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial investor	$41,332	$65,585	$99,623	$71,681	$15,340	$35,119	$—	$328,680
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Construction and land
Pass	$26,399	$1,113	$863	$1,279	$—	$898	$—	$30,552
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	26	—	26
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Construction and land	$26,399	$1,113	$863	$1,279	$—	$924	$—	$30,578
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Farm loans
Pass	$315	$—	$4,131	$1,787	$—	$5,096	$—	$11,329
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Farm loans	$315	$—	$4,131	$1,787	$—	$5,096	$—	$11,329
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Marine and other consumer loans
Pass	$2,236	$3,195	$1,749	$5,251	$1,599	$2,742	$—	$16,772
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Marine and other consumer loans	$2,236	$3,195	$1,749	$5,251	$1,599	$2,742	$—	$16,772
Current Period Gross Write-off	$—	$—	$—	$—	$—	$3	$—	$3

Guaranteed by U.S. Government
Pass	$—	$—	$—	$—	$20	$2,882	$—	$2,902
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Guaranteed by U.S. Government	$—	$—	$—	$—	$20	$2,882	$—	$2,902
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$5,847	$360	$2,738	$4,214	$6,151	$2,836	$—	$22,146
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	380	—	—	668	—	1,048
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial	$5,847	$360	$3,118	$4,214	$6,151	$3,504	$—	$23,194
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

(dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
Total Loans
Pass	$110,522	$109,162	$156,265	$119,729	$47,432	$175,341	$11,872	$730,323
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	380	338	2,493	4,226	—	7,437
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total loans	$110,522	$109,162	$156,645	$120,067	$49,925	$179,567	$11,872	$737,760

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

Through our loan evaluation process, we have identified certain loans for which the primary source of loan repayment may no longer be a viable option. The Company is dependent on the liquidation of the collateral to provide funds for repayment of the loan. The following table shows the loans determined by management to be collateral dependent at March 31, 2025.

	Loan Balance	Estimated Collateral Values	Loan Balance	Estimated Collateral Values
(dollars in thousands)	Real Estate	Real Estate	Business\Other Assets	Business\Other Assets
One to four family - owner occupied	$920	$4,330	$—	$—
One to four family - non-owner occupied	322	923	—	—
Commercial owner occupied real estate	1,778	7,110	—	—
Commercial investor real estate	735	1,500	—	—
Construction and land	26	666	—	—
Commercial	1,042	1,709	—	124
Marine and other consumer	11	—	—	50
Total	$4,834	$16,238	$—	$174

BV FINANCIAL, INC. AND SUBSIDIARIES

Borrowers experiencing financial difficulty ("BEFD") modifications included in the collateral dependent schedule above, as of March 31, 2025 were as follows:

(dollars in thousands)	Number of Loans	Amortized Cost
One to four family - non owner occupied	1	$59
Commercial	2	663

Total BEFD modification loans	3	$722

Modifications on non-accrual	2	$663

There was one BEFD modification past due as of March 31, 2025. This was a commercial loan with an amortized cost balance of $76,000.

The following table details the amortized cost basis for loans made to borrowers experiencing financial difficulty as of the period ended March 31, 2025.

	Three Months Ended March 31, 2025
(dollars in thousands)	Term Extensions	Payment Deferral and Term Extensions	Total	Percentage of Total Loans
One to four family - non-owner occupied	59	—	59	0.01%
Commercial	663	—	663	0.09%
Total	$722	$—	$722	0.10%

Note 4 - Goodwill And Other Intangible Assets

Goodwill and other intangible assets are presented in the tables below.

(dollars in thousands)	As of March 31, 2025	As of December 31, 2024

Goodwill	$14,420	$14,420

	March 31, 2025			December 31, 2024
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net

Core deposit intangible	$1,868	$1,082	$786	$1,868	$1,037	$831

As of March 31, 2025 future estimated annual amortization expense is as follows:

Year ending
(dollars in thousands)
2025	$135
2026	180
2027	180
2028	180
2029	72
Thereafter	39
Total Estimated Amortization Expense	$786

Management performed its annual analysis of goodwill and core deposit intangibles during the third quarter of 2024 and concluded that there was no impairment at September 30, 2024. At March 31, 2025, management's analysis concluded that there were no changes in the Company's financial statements or operations subsequent to the annual analysis that would indicate that it was more likely than not that goodwill or core deposit intangible was impaired.

BV FINANCIAL, INC. AND SUBSIDIARIES

Note 5 – Foreclosed Real Estate

Foreclosed real estate assets are presented net of the valuation allowance. The Company considers foreclosed real estate as classified assets for regulatory and financial reporting. Foreclosed real estate carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related selling costs. The Company had foreclosed real estate of $158,000 and $159,000 at March 31, 2025 and December 31, 2024, respectively.

During the three months ended March 31, 2025 and March 31, 2024, the Company incurred foreclosed real estate expenses of $2,500 and $5,000, respectively.

The Company had $812,000 and $84,000 in loans secured by residential real estate for which formal foreclosure proceedings were in process as of March 31, 2025 and December 31, 2024, respectively.

The table below shows the foreclosed real estate roll forward balance as of March 31, 2025.

(dollars in thousands)	March 31, 2025	December 31, 2024
Beginning of period balance	$159	$160
Principal payments	(1)	(1)
End of period balance	$158	$159

Note 6 - Deposits

Deposits consisted of the following:

	March 31, 2025		December 31, 2024
(dollars in thousands)	Balance	Percentage	Balance	Percentage
Noninterest-bearing checking accounts	$136,261	20.71%	$129,724	19.91%
Interest-bearing checking accounts	76,834	11.68%	82,954	12.73%
Money market accounts	127,006	19.30%	121,558	18.66%
Savings accounts	129,947	19.75%	127,207	19.53%
Certificates of deposit	187,848	28.56%	190,048	29.17%
Total deposits	$657,896	100.00%	$651,491	100.00%

At March 31, 2025, the Bank had two account relationships from local government entities that comprised 2.4% and 1.7% of total deposits, respectively. The Company had $50.0 million of brokered certificates of deposits at March 31, 2025 and December 31, 2024.

At March 31, 2025 and December 31, 2024, the Bank had $25.5 million and $25.9 million in certificates of deposits of $250,000 or more, respectively. Deposits in excess of $250,000 are not be insured by the FDIC.

BV FINANCIAL, INC. AND SUBSIDIARIES

At March 31, 2025 scheduled maturities of certificates of deposits are as follows:

(dollars in thousands)	March 31, 2025
Within one year	$109,613
Year 2	11,828
Year 3	9,342
Year 4	13,082
Year 5	43,983
Thereafter	—
Total certificates of deposit	$187,848

Note 7 - Borrowings And Subordinated Debt

A summary of the Company’s borrowings and subordinated debt at March 31, 2025 and December 31, 2024 are indicated as follows:

		March 31, 2025		December 31, 2024
(dollars in thousands)	Maturity	Balance	Rate	Balance	Rate
					—
Federal Home Loan Bank Advance	2025	$15,000	4.57%	$15,000	4.57%
BV Financial Inc. Series 2020 Notes	2030	35,000	4.88%	35,000	4.88%
Total Borrowings, gross		50,000		50,000
Less: Debt issuance costs		(78)		(117)
Total Borrowings, net		$49,922		$49,883

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

BV FINANCIAL, INC. AND SUBSIDIARIES

The table below details the right of use asset (net of accumulated amortization), lease liability and other information related to the Company's operating leases:

	Consolidated Balance
(dollars in thousands)	Sheet Classification	March 31, 2025	December 31, 2024

Operating lease right of use asset	Other assets	$874	$926
Operating lease liabilities	Other liabilities	$915	$967

Other information related to leases:
Weighted average remaining lease term of operating leases		4.7 years	4.7 years
Weighted average discount rate of operating leases		4.48%	4.40%

The table below details the Company's lease cost, which is included in occupancy expense in the Consolidated Statements of Income.

	Three Months Ended March 31,
(dollars in thousands)	2025	2024

Operating lease cost	$71	$72

Cash paid for lease liability	$59	$57

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

(dollars in thousands)	As of March 31, 2025
Lease payments due:
Within one year	$255
After one but within two years	208
After two but within three years	114
After three but within four years	75
After four but within five years	75
After five years	248
Total undiscounted lease payments	975
Less: imputed interest	60
Present value of operating lease liabilities	$915

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

					To be well
					capitalized under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
As of March 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Tier 1 Leverage ratio	$173,443	19.39%	$35,784	4.00%	$44,730	5.00%

Tier 1 capital (to risk-weighted assets)	$173,443	24.07%	$43,241	6.00%	$57,655	8.00%

Common Equity Tier 1 Capital Ratio (to risk-weighted assets)	$173,443	24.07%	$32,431	4.50%	$46,845	6.50%

Total Capital ratio (to risk-weighted assets)	$182,453	25.32%	$57,655	8.00%	$72,069	10.00%

					To be well capitalized under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
As of December 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Tier 1 Leverage ratio	$171,775	19.83%	$34,657	4.00%	$43,322	5.00%

Tier 1 capital (to risk-weighted assets)	$171,775	24.24%	$42,514	6.00%	$56,685	8.00%

Common Equity Tier 1 Capital Ratio (to risk-weighted assets)	$171,775	24.24%	$31,885	4.50%	$46,056	6.50%

Total Capital ratio (to risk-weighted assets)	$180,632	25.49%	$56,685	8.00%	$70,856	10.00%

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

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s quarterly valuation process. Intra-quarter transfers in and out of level 3 assets and liabilities recorded at fair value on a recurring basis are disclosed. There were no such transfers during the quarter ended March 31, 2025 or the year ended December 31, 2024.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets as of March 31, 2025 and December 31, 2024 measured at fair value on a recurring basis.

		Level 1	Level 2	Level 3
		Quoted prices	Significant	Significant
		in active	other	other
		markets for	observable	unobservable
As of March 31, 2025	Total	identical assets	inputs	inputs
	(dollars in thousands)
Securities available for sale
Agencies	$490	$—	$490	$—
Corporate securities	1,562	—	1,562	—
Mortgage-backed securities	18,932	—	18,932	—
Treasuries	14,201	—	14,201	—
	$35,185	$—	$35,185	$—

		Level 1	Level 2	Level 3
		Quoted prices	Significant	Significant
		in active	other	other
		markets for	observable	unobservable
As of December 31, 2024	Total	identical assets	inputs	inputs
	(dollars in thousands)
Securities available for sale
Agencies	$522	$—	$522	$—
Corporate securities	1,535	—	1,535	—
Mortgage-backed securities	20,894	—	20,894	—
Treasuries	14,308	—	14,308	—
	$37,259	$—	$37,259	$—

BV FINANCIAL, INC. AND SUBSIDIARIES

The Company may be required to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a non-recurring basis as of March 31, 2025 and December 31, 2024 were included in the tables below.

		Level 1	Level 2	Level 3
		Quoted prices	Significant	Significant
		in active	other	other
		markets for	observable	unobservable
As of March 31, 2025	Total	identical assets	inputs	inputs
(dollars in thousands)
Individually evaluated loans	$4,834	$—	$—	$4,834
Foreclosed real estate and repossessed assets	158	—	—	158
	$4,992	$—	$—	$4,992

		Level 1	Level 2	Level 3
		Quoted prices	Significant	Significant
		in active	other	other
		markets for	observable	unobservable
As of December 31, 2024	Total	identical assets	inputs	inputs
(dollars in thousands)
Individually evaluated loans	$4,010	$—	$—	$4,010
Foreclosed real estate and repossessed assets	159	—	—	159
	$4,169	$—	$—	$4,169

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

BV FINANCIAL, INC. AND SUBSIDIARIES

The Company’s estimated fair values of financial instruments are presented in the following table.

		March 31, 2025		December 31, 2024
	Fair value	Carrying	Fair	Carrying	Fair
(dollars in thousands)	hierarchy	amount	value	amount	value

Financial assets
Cash and cash equivalents	Level 1	$70,820	$70,820	$70,500	$70,500
Equity investment	Level 1	408	408	391	391
Securities held to maturity	Level 2	5,909	5,191	5,979	5,171
Securities held to available for sale	Level 2	35,185	35,185	37,259	37,259
Federal Home Loan Bank of Atlanta stock	Level 2	1,385	1,385	1,366	1,366
Loans receivable	Level 3	741,286	737,645	729,238	722,005
Accrued interest receivable	Level 2	3,121	3,121	3,161	3,161

Financial liabilities
Deposits	Level 3	$657,896	$580,739	$651,491	$574,273
FHLB Borrowings	Level 2	15,000	15,000	15,000	15,000
Subordinated Debentures	Level 3	34,922	31,117	34,883	31,117
Accrued interest payable	Level 2	1,253	1,253	346	346

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

As of the three months ended March 31, 2025, and 2024, there were no, unvested restricted stock awards which were excluded from the calculation as their effect would be anti-dilutive. Basic and diluted earnings per share have been computed based on weighted-average common and common equivalent shares outstanding as follows:

	Three Months Ended March 31,		Three Months Ended March 31,
	2025		2024
(Amounts in thousands, except per share data)	Basic	Diluted	Basic	Diluted

Net income	$2,099	$2,099	$2,574	$2,574
Weighted average common shares outstanding	9,895	9,895	10,638	10,638
Dilutive securities
Stock options	—	94	—	31
Adjusted weighted average shares outstanding	9,895	9,989	10,638	10,669
Earnings -per share amount	$0.21	$0.21	$0.24	$0.24

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

	Three Months Ended March 31,
(dollars in thousands)	2025	2024

Current expense
Federal	$529	$519
State	234	238
Total current expense	763	757
Deferred expense	(164)	269
Income tax expense	$599	$1,026

A reconciliation of the expected tax to the reported tax as of March 31, 2025 is shown below:

	Percentage	Amount
Federal tax	21.00%	$566
State tax, net	6.09%	164
Tax exempt	-1.11%	(30)
Nondeductibles	-0.17%	(4)
Other	-3.60%	(97)
Total	22.21%	$599

There were no income tax payments made in the quarter ended March 31, 2025. Estimated payments were made in December 2024.

Note 14 – Segment Reporting

The Company operates a single reportable business segment that is comprised of commercial banking. The
Company’s Co- CEOs are deemed the Chief Operating Decision Makers (“CODMs”). The CODMs evaluate the financial performance of the Company by evaluating revenue streams, significant expenses, and budget to actual results in assessing the Company’s single reporting segment and in the determination of allocating resources. The CODMs use consolidated net income to benchmark the Company against peers and to evaluate performance and allocate resources. Significant revenue and expense categories evaluated by the CODMs are consistent with the presentation of the Consolidated Statement of Income.

Note 15 – Subsequent Events

On April 4, 2025, the Company announced the adoption and regulatory non-objection for a stock repurchase program for up to 10% of the Company's outstanding shares of common stock. The previous stock repurchase program announced on July 30, 2024 ,was completed in January 2025.

BV FINANCIAL, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis is intended to enhance your understanding of our financial condition and results of operations. The financial information in this section is derived from the accompanying financial statements. You should read the financial information in this section in conjunction with the business and financial information contained in this Quarterly Report on Form 10-Q and in the Company’s 2024 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 27, 2025.

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

•
statements of our goals, financial performance, intentions and expectations;
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
•
our ability to implement and update our business strategies;
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

Allowance for Credit Losses

The ACL is an estimate of the expected credit losses for loans held for investment and for off-balance sheet exposures. ASC 326, "Financial Instruments-Credit Losses," requires an immediate recognition of the credit loss expected to occur over the lifetime of a financial asset whether originated or purchased. Charge-offs are recorded to the ACL when management believes a loan is uncollectible. Subsequent recoveries, if any, are credited to the ACL. Management believes the ACL is maintained in accordance with GAAP and in compliance with appropriate regulatory guidelines. The ACL includes quantitative estimates of losses for collectively and individually evaluated loans. The quantitative estimate for collectively evaluated loans (other than investor commercial real estate loans) is determined using the average charge-off method that utilizes historical losses for all Maryland banks with assets less than $1 billion beginning in March 2000. The investor commercial real estate portfolio utilizes the national loss history for banks with assets less than $1 billion over the same time period. Investor CRE loans are made nationwide, therefore, management deems it appropriate to utilize national loss rates when evaluating this portfolio. Adjustments are made to the historical loss factors under each scenario for economic

BV FINANCIAL, INC. AND SUBSIDIARIES

conditions, portfolio concentrations, collateral values, the level and trend of delinquent and non-accrual loans and internal changes in staffing, loan policies and monitoring of the portfolio. Loans are selected for individual evaluation primarily based on their payment status and whether the loan has been placed on non-accrual status. Loans on non-accrual status include all loans greater than 90 days delinquent and other loans with weaknesses sufficient for management to place these loans on non-accrual status. The ACL is measured on a collective basis when similar risk factors exist as determined by internal loan coding and assignment to a portfolio segment. The Company utilizes reasonable and supportable forecasts of future economic conditions when estimating the ACL on loans. The model's calculation also uses an adjustment for a 12-month forecast period utilizing the most recent 12-month economic forecast from the Federal Reserve Board for national gross domestic product ("GDP"). The model compares the average history of loss rates described above to the forecasted GDP to determine the neccessity and amount of any forward-looking adjustment. The establishment of the ACL is significantly affected by management's judgment and by economic and other uncertainties, and different amounts may be reported under different conditions or assumptions. The Federal Deposit Insurance Corporation and the Maryland Office of the Commissioner of Financial Regulation, as an integral part of their examination process, periodically review the ACL for reasonableness and, as a result of such reviews, we may be required to increase our ACL or recognize loan charge-offs. The calculation of ACL excludes accrued interest receivable balances because these balances are reversed in a timely manner against previously recognized interest income when a loan is placed on non-accrual.

Goodwill

The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates it is likely impairment has occurred. Goodwill impairment is determined by comparing the fair value of a reporting unit to its carrying amount. In any given year, the Company may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is in excess of its carrying value. If it is not more likely than not that the fair value of the reporting unit is in excess of the carrying value, or if the Company elects to bypass the qualitative assessment, a quantitative impairment test is performed. In performing a quantitative test for impairment, the fair value of net assets is estimated based on analyses of the Company’s market value, discounted cash flows, and peer values. The determination of goodwill impairment is sensitive to market conditions and other key assumptions used in determining or allocating fair value. Variability in the market and changes in assumptions or subjective measurements used to estimate fair value are reasonably possible and may have a material impact on our consolidated financial statements or results of operations. Our annual goodwill impairment test is performed each year as of September 30. The Company performed its 2024 goodwill impairment qualitative assessment and determined its goodwill was not considered impaired.

Deferred Income Taxes

At March 31, 2025, we had a net deferred tax asset totaling $9.0 million. In accordance with ASC Topic 740 “Income Taxes,” we use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If currently available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting deferred tax assets and liabilities. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets are subjective and are reviewed on a regular basis as regulatory, economic or business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance that results in additional income tax expense in the period in which it is recognized would negatively affect income. Management believes, based upon current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize its federal and state deferred tax asset.

BV FINANCIAL, INC. AND SUBSIDIARIES

Comparison of Financial Condition at March 31, 2025 (unaudited) and December 31, 2024

Assets. Assets were $921.9 million at March 31, 2025, an increase of $10.1 million, or 1.1%, from $911.8 million at December 31, 2024. The increase was due primarily to a $12.0 million increase in net loans receivable, partially offset by a decrease of $2.1 million in securities available for sale. The loan growth in the quarter was funded by an increase in deposits and quarterly net income.

Cash and Cash Equivalents. Cash and cash equivalents increased $320,000, or 0.5%, to $70.8 million at March 31, 2025 from $70.5 million at December 31, 2024.

Loans. Net loans receivable increased $12.0 million, or 1.65%, to $741.3 million at March 31, 2025 from $729.2 million at December 31, 2024. Increases in commercial loans of $9.9 million, investor commercial real estate loans of $4.3 million and owner occupied one-to four-family loans of $3.0 million was offset by a $5.8 million decrease in non-owner occupied one- to four-family loans.

Allowance for Credit Losses.

Our allowance for credit losses – loans increased $366,000 to $8.9 million at March 31, 2025 compared to $8.5 million at December 31, 2024. The ratio of our allowance for credit losses to total loans was 1.18% at March 31, 2025 compared to 1.15% at December 31, 2024, while the allowance for credit losses to non-performing loans was 183.87% at March 31, 2025 compared to 212.51% at December 31, 2024.

Securities. Securities available for sale decreased $2.1 million, or 5.6%, to $35.2 million at March 31, 2025 from $37.3 million at December 31, 2024. The decrease was due to new purchases not fully replacing maturities and paydowns in the portfolio. Securities held-to-maturity were relatively unchanged at $5.9 million.

Liabilities. Total liabilities increased $7.6 million or 1.1%, to $723.9 million at March 31, 2025 from $716.3 million at December 31, 2024. The increase was primarily due to an increase in total deposits of $6.4 million, and an increase in escrow accounts and other accrued balances within other liabilities.

Deposits. Total deposits increased $6.4 million, or 1.0%, to $657.9 million at March 31, 2025 from $651.5 million at December 31, 2024. Noninterest bearing deposits increased $6.5 million, or 5.0%, to $136.3 million at March 31, 2025 from $129.7 million at December 31, 2024. Interest-bearing deposits were relatively unchanged at $521.6 million.

Stockholders’ Equity. Stockholders’ equity increased $2.6 million, or 1.3%, to $198.1 million at March 31, 2025, primarily due to $2.1 million net income and $1.2 million of stock-based compensation, offset by $981,000 of share repurchases.

BV FINANCIAL, INC. AND SUBSIDIARIES

Comparison of Operating Results for the Three Months Ended March 31, 2025 and 2024

Average Balances and Yields. The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Non-accrual loans are included in the computation of average balances only. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Average balances exclude loans held for sale, if applicable. Net deferred loan origination fees totaled $2.3 million and $2.2 million at March 31, 2025 and 2024, respectively.

	For the Three Months Ended March 31,
	2025			2024
(dollars in thousands)	Average Outstanding Balance	Interest	Average Yield/Rate(1)	Average Outstanding Balance	Interest	Average Yield/Rate(1)
	(Unaudited)
Interest-earning assets:
Loans	$739,666	$10,741	5.89%	$708,367	$9,782	5.54%
Securities available-for-sale	36,884	350	3.85%	34,045	306	3.61%
Securities held-to-maturity	7,323	47	2.60%	10,815	92	3.41%
Cash, cash equivalents and other interest-earning assets	66,832	743	4.51%	62,681	824	5.27%
Total interest-earning assets	850,705	11,881	5.66%	815,908	11,004	5.41%
Noninterest-earning assets	65,008			67,460
Total assets	$915,713			$883,368

Interest-bearing liabilities:
Interest-bearing demand deposits	$80,149	171	0.87%	$84,550	236	1.12%
Savings deposits	122,458	99	0.33%	146,629	65	0.18%
Money market deposits	124,962	764	2.48%	87,738	352	1.61%
Certificates of deposit	195,379	1,567	3.52%	173,093	1,333	3.09%
Total interest-bearing deposits	522,948	2,601	2.02%	492,010	1,986	1.62%
Federal Home Loan Bank advances	15,000	171	4.62%	—	—	—
Subordinated debentures	34,905	466	5.41%	35,805	1,055	11.85%
Total borrowings	49,905	637	5.18%	35,805	1,055	11.82%
Total interest-bearing liabilities	572,853	3,238	2.29%	527,815	3,041	2.31%
Noninterest-bearing demand deposits	131,981			139,688
Other noninterest-bearing liabilities	14,941			16,145
Total liabilities	719,775			683,648
Equity	195,938			199,720
Total liabilities and equity	$915,713			$883,368
Net interest income		$8,643			$7,963
Net interest rate spread(2)			3.37%			3.10%
Net interest-earning assets(3)	$277,852			$288,093
Net interest margin(4)			4.12%			3.91%
Average interest-earning assets to interest-bearing liabilities	148.50%			154.58%

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

BV FINANCIAL, INC. AND SUBSIDIARIES

The following table sets forth the effects of changing rates and volumes on our net interest income for the three months ended March 31, 2025 and 2024. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by current rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated proportionately based on the changes due to rate and volume.

	For the Three Months Ended March 31, 2025
	Interest Income Increase (Decrease) Due to
	(In thousands)
	Volume	Rate	Total
Interest income:
Loans receivable	$409	$550	$959

Investment securities AFS	25	19	44
Investment securities HTM	(23)	(22)	(45)
Total Investment securities	2	(3)	(1)

Short-term investments and other
interest-earning assets	51	(132)	(81)
Total interest-earning assets	$462	$415	$877

Interest expense:
Deposits	$149	$466	$615

FHLB Borrowings	171	—	171
Subordinated Debentures	(12)	(577)	(589)
Total Borrowings	159	(577)	(418)
Total interest-bearing liabilities	308	(111)	197

Change in net interest income	$154	$526	$680

BV FINANCIAL, INC. AND SUBSIDIARIES

Net Income. Net income was $2.1 million or $0.21 per diluted share, for the three months ended March 31, 2025 compared to $2.6 million, or $0.24 per diluted share, for the three months ended March 31, 2024.

Interest Income. Interest income increased $877,000, or 8.0%, to $11.9 million for the three months ended March 31, 2025 from $11.0 million for the three months ended March 31, 2024. The increase was due primarily to an increase in interest income on loans, partially offset by a decrease in other interest income on cash and cash equivalents. Interest income on loans increased $959,000 or 9.8%, to $10.7 million for the three months ended March 31, 2025 from $9.8 million for the three months ended March 31, 2024 due to increases in the portfolio and in the average yield on loans. The average balance of loans increased $31.3 million, or 4.4%, to $739.7 million for the three months ended March 31, 2025 from $708.4 million for the three months ended March 31, 2024. The weighted average yield on loans increased 35 basis points to 5.89% for the three months ended March 31, 2025 compared to 5.54% for the three months ended March 31, 2024, as variable rate loans reset to higher interest rates and the rates on new loans exceeded the rates on paid off loans due to the higher interest rate environment. Other interest income decreased related to interest income on cash and cash equivalents $81,000 to $743,000 for the three months ended March 31, 2025 from $824,000 for the three months ended March 31, 2024 due to a decrease in the yield of 76 basis points, offset by a $4.2 million increase in the average balance of cash and cash equivalents.

Interest Expense. Interest expense increased $197,000 or 6.5% to $3.2 million for the three months ended March 31, 2025 from $3.0 million at March 31, 2024. Interest expense on deposits increased $615,000 for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, as rates paid increased and depositors moved money into higher-cost certificates of deposit and money market accounts, offset by a decrease in interest expense on borrowings of $418,000.

The increase in interest expense on deposits was due to a 40 basis point increase in the average rate, as well as a $30.9 million increase in the average balance of interest-bearing deposits to $522.9 million at March 31, 2025 from $492.0 million for the three months ended March 31, 2024. The average rate on interest-bearing deposits was 2.02% for the three months ended March 31, 2025 compared to 1.62% for the three months ended March 31, 2024.

Interest expense on FHLB advances for the three months ended March 31, 2025 was $171,000 compared to $0 for the three months ended March 31, 2024 due to $15.0 million in new borrowings in 2025.

Interest expense on subordinated debentures decreased $589,000, or 55.8%, to $466,000 for the three months ended March 31, 2025 compared to $1.1 million for the three months ended March 31, 2024. The decrease was due primarily to the pay-off in the first quarter of 2024 of $3.0 million in junior subordinated debt assumed in a prior acquisition and the concurrent write-off of the purchase accounting adjustment on that debt.

Net Interest Income. Net interest income was $8.6 million for the three months ended March 31, 2025 compared to $8.0 million in the three months ended March 31, 2024. The net interest margin for the three months ended March 31, 2025 was 4.12% compared to 3.91% for the three months ended March 31, 2024. The net interest spread for the three months ended March 31, 2025 was 3.37% compared to 3.10% for the three months ended March 31, 2024.

Provision for Credit Losses.

We recorded a provision for credit losses of $297,000 for the three months ended March 31, 2025 compared to a provision for credit losses of $18,000 for the three months ended March 31, 2024. Our allowance for credit losses was $8.9 million at March 31, 2025 compared to $8.5 million at March 31, 2024. The ratio of our allowance for credit losses to total loans was 1.18% at March 31, 2025 compared to 1.20% at March 31, 2024, while the allowance for credit losses to non-performing loans was 183.9% at March 31, 2025 compared to 79.2% at March 31, 2024. The Company had net recoveries on previously charged off loans of $15,000 in the quarter ended March 31, 2025 as compared to net recoveries of $85,000 in the quarter ended March 31, 2024.

Non-interest Income. For the three months ended March 31, 2025, noninterest income totaled $530,000 compared to $578,000 in the quarter ended March 31, 2024.

Non-interest Expense. For the three months ended March 31, 2025, noninterest expense totaled $6.2 million compared to $4.9 million for the three months ended March 31, 2024. Compensation and benefits expenses increased $1.4 million, or 44.6%, due to increases in salaries and the $1.2 million cost of the equity awards granted after the stockholders approved the 2024 Equity Incentive Plan. Professional fees increased $119,000, or 106.3%, primarily due to a recovery in 2024 of previously expensed legal fees of $109,000 on the disposition of a problem loan. Other expenses decreased $271,000 or 43.2%.

BV FINANCIAL, INC. AND SUBSIDIARIES

Income Tax Expense. For the three months ended March 31, 2025, income tax expense was $599,000 for an effective tax rate of 22.2%. In the quarter ended March 31, 2024, income tax expense was $1.0 million for an effective tax rate of 28.5%. The lower rate was due to an accrual adjustment made in the current quarter.

Asset Quality. Non-performing assets at March 31, 2025 totaled $5.0 million consisting of $4.8 million in nonperforming loans and $158,000 in foreclosed real estate, compared to $4.2 million at December 31, 2024, consisting of $4.0 million in non-performing loans and $159,000 in foreclosed real estate. Non-performing owner occupied commercial real estate loans increased by $500,000 in the quarter. On April 1, 2025, $600,000 of the non-performing loans in this segment paid in full. Commercial non-performing loans increased by $660,000 in the quarter due to a $660,000 loan relationship being placed on non-accrual status. Subsequent to March 31, 2025, the Bank was able to secure these loans with previously unencumbered real estate. At March 31, 2025, the allowance for credit losses on loans was $8.9 million, which represented 1.18% of total loans and 183.9% of non-performing loans compared to $8.5 million at December 31, 2024, which represented 1.15% of total loans and 212.5% of non-performing loans.

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from maturities of securities. We also have the ability to borrow from the FHLB of Atlanta. At March 31, 2025, we had a $165.6 million line of credit with the FHLB of Atlanta, $23.0 million of FHLB in unfunded letters of credit used to secure municipal deposits and $15.0 million in advances outstanding against the line of credit with the FHLB of Atlanta. The Company also has a $20.0 million short-term unsecured facility from a correspondent bank.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and short-term investments, including interest-bearing demand deposits. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. We are committed to maintaining a strong liquidity position.

We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained. However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances, brokered deposits or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense. At March 31, 2025, the Company had $50.0 million in brokered deposits compared to $10.0 million in brokered deposits at March 31, 2024. In addition, we had $57.0 million of municipal deposits at March 31, 2025, which represented 8.7% of total deposits. The Bank's uninsured deposits totaled $179.1 million, or 26.0% of total deposits, of which $50.1 million were secured using the market value of pledged collateral or letters of credit issued by FHLB, and an additional $31.1 million were deposits of the Company at the Bank.

Capital Resources. At March 31, 2025, the Bank exceeded all of its regulatory capital requirements and was categorized as well capitalized. Management is not aware of any conditions or events since the most recent notification that would change our category.

BV FINANCIAL, INC. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Company is a smaller reporting company.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) as of March 31, 2025. Based on that evaluation, the Company’s management, including the Co-Chief Executive Officers and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2025, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

BV FINANCIAL, INC. AND SUBSIDIARIES

Part II – Other Information

Item 1. Legal Proceedings

The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed under the heading "Risk Factors" contained in the Annual Report on Form 10-K for the year ended December 31, 2024. The Company's evaluation of the risk factors applicable to it has not changed materially from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 30, 2024, the Company announced that it had adopted a stock repurchase program for up to 10% of the Company’s outstanding shares of common stock (approximately 1,138,772 shares). This program was completed in January 2025. On April 4, 2025, the Company announced that it had adopted a stock repurchase program for up to 10% of the Company's outstanding shares of common stock (approximately 1,059,404 shares). The program does not have a scheduled expiration date and the Company's Board has the right to suspend or discontinue the program at any time.

The following table provides information on repurchases by the Company of its common stock under the Company’s Board approved program during the quarter ended March 31, 2025.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
December 31, 2024	—	$—	—	51,240
January 1 - 31, 2025	51,240	17.06	51,240	-
	-	-	-	-
Total	51,240	$17.06	51,240

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

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

101

The following materials for the quarter ended March 31, 2025, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

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

BV FINANCIAL, INC.

Date: May 13, 2025	/s/ Timothy L. Prindle
Timothy L. Prindle Co-President and Chief Executive Officer
Date: May 13, 2025	/s/ David M. Flair
David M. Flair
Co-President and Chief Executive Officer

Date: May 13, 2025	/s/ Michael J. Dee
Michael J. Dee
Executive Vice President and Chief Financial Officer