Form 10-Q
period 2025-06-30
BV Financial, Inc.
filed 2025-08-13
CIK 1302387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025
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

As of August 7, 2025, the registrant had 9,939,490 shares of common stock outstanding.

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
(dollars in thousands, except per share amounts)	(unaudited)

Assets
Cash	$4,987	$5,842
Interest-bearing deposits in other banks	51,336	64,658
Cash and cash equivalents	56,323	70,500
Equity investment	406	391
Securities available for sale	35,359	37,259
Securities held to maturity (fair value of $5,128 and $5,171, ACL of $3 and $4)	5,832	5,979
Total loans	751,573	737,760
Allowance for credit losses	(9,159)	(8,522)
Net loans	742,414	729,238
Foreclosed real estate	157	159
Premises and equipment, net	13,182	13,224
Federal Home Loan Bank of Atlanta stock, at cost	656	1,366
Investment in life insurance	20,259	20,058
Accrued interest receivable	3,243	3,161
Goodwill	14,420	14,420
Intangible assets, net	741	831
Deferred tax assets, net	9,309	8,899
Other assets	6,026	6,336
Total assets	$908,327	$911,821
Liabilities and Stockholders' Equity
Liabilities
Noninterest-bearing deposits	$134,470	$129,724
Interest-bearing deposits	524,421	521,767
Total deposits	658,891	651,491
FHLB borrowings	—	15,000
Subordinated debentures	34,961	34,883
Other liabilities	16,484	14,948
Total liabilities	710,336	716,322
Stockholders' equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding; Common stock, $0.01 par value; 45,000,000 shares authorized at June 30, 2025 and December 31, 2024; 10,318,418 shares issued and outstanding as of June 30, 2025 and 10,645,284 issued and outstanding as of December 31, 2024	103	106
Paid-in capital	91,854	94,679
Retained earnings	114,455	109,495
Unearned common stock held by employee stock ownership plan	(7,069)	(7,160)
Accumulated other comprehensive loss	(1,352)	(1,621)
Total stockholders' equity	197,991	195,499
Total liabilities and stockholders' equity	$908,327	$911,821

See notes to consolidated financial statements. 1

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(dollars in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
Interest Income	2025	2024	2025	2024
Loans, including fees	$11,334	$10,177	$22,075	$19,959
Investment securities available for sale	324	306	674	612
Investment securities held to maturity	46	91	93	183
Other interest income	562	1,043	1,305	1,867
Total interest income	12,266	11,617	24,147	22,621
Interest Expense
Interest on deposits	2,622	2,242	5,223	4,228
Interest on FHLB borrowings	23	—	194	—
Interest on subordinated debentures	465	466	931	1,521
Total interest expense	3,110	2,708	6,348	5,749
Net interest income	9,156	8,909	17,799	16,872
Provision (Recovery of) for credit losses	178	(111)	475	(92)
Net interest income after provision for credit losses	8,978	9,020	17,324	16,964
Noninterest Income
Service fees on deposits	112	97	216	200
Fees from debit cards	177	182	341	354
Income from investment in life insurance	114	112	201	199
Other income	311	205	485	421
Total noninterest income	714	596	1,243	1,174
Noninterest Expense
Compensation and related benefits	4,018	3,091	8,542	6,220
Occupancy	379	409	823	847
Data processing	395	374	792	751
Advertising	3	6	9	11
Professional fees	249	244	479	356
Equipment	94	103	185	205
Foreclosed real estate and holding costs	—	11	2	16
Amortization of intangible assets	45	45	90	90
FDIC insurance premiums	84	81	165	164
Other	488	533	845	1,160
Total noninterest expense	5,755	4,897	11,932	9,820
Net income before tax	3,937	4,719	6,635	8,318
Income tax expense	1,076	1,320	1,675	2,345
Net income	$2,861	$3,399	$4,960	$5,973
Basic earnings per share	$0.29	$0.32	$0.50	$0.52
Diluted earnings per share	$0.29	$0.32	$0.50	$0.52

See notes to consolidated financial statements. 2

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Net income	$2,861	$3,399	$4,960	$5,973

Other comprehensive income
Unrealized gain on securities available for sale	103	165	370	168
Income tax relating to securities available for sale	(28)	(46)	(101)	(47)
Other comprehensive income	75	119	269	121

Total comprehensive income	$2,936	$3,518	$5,229	$6,094

See notes to consolidated financial statements. 3

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(unaudited)

For the Three Months Ended June 30, 2025 and 2024

(dollars in thousands)	Common stock	Paid-in capital	Unearned common stock held by ESOP	Retained earnings	Accumulated other comprehensive loss	Total

Balance, March 31, 2025	$106	$94,915	$(7,115)	$111,594	$(1,427)	$198,073
Net income	—	—	—	2,861	—	2,861
Other comprehensive income
(net of tax of ($28))	—	—	—	—	75	75
Stock compensation	—	1,220	—	—	—	1,220
Repurchased shares to authorized and unissued	(3)	(4,281)	—	—	—	(4,284)
ESOP shares committed to be released	—	—	46	—	—	46

Balance, June 30, 2025	$103	$91,854	$(7,069)	$114,455	$(1,352)	$197,991

(dollars in thousands)	Common stock	Paid-in capital	Unearned common stock held by ESOP	Retained earnings	Accumulated other comprehensive loss	Total

Balance, March 31, 2024	$114	$110,534	$(7,286)	$100,346	$(1,956)	$201,752
Net income	—	—	—	3,399	—	3,399
Other comprehensive income
(net of tax of ($46))	—	—	—	—	119	119
Stock compensation	—	160	—	—	—	160
ESOP shares committed to be released	—	—	42	—	—	42

Balance, June 30, 2024	$114	$110,694	$(7,244)	$103,745	$(1,837)	$205,472

See notes to consolidated financial statements. 4

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(unaudited)

For the Six Months Ended June 30, 2025 and 2024

(dollars in thousands)	Common stock	Paid-in capital	Unearned common stock held by ESOP	Retained earnings	Accumulated other comprehensive loss	Total

Balance, December 31, 2024	$106	$94,679	$(7,160)	$109,495	$(1,621)	$195,499
Net income	—	—	—	4,960	—	4,960
Other comprehensive income
(net of tax of ($101))	—	—	—	—	269	269
Stock compensation		2,437	—	—	—	2,437
Repurchased shares to authorized and unissued	(3)	(5,262)	—	—	—	(5,265)
ESOP shares committed to be released	—	—	91	—	—	91

Balance, June 30, 2025	$103	$91,854	$(7,069)	$114,455	$(1,352)	$197,991

(dollars in thousands)	Common stock	Paid-in capital	Unearned common stock held by ESOP	Retained earnings	Accumulated other comprehensive loss	Total

Balance, December 31, 2023	$114	$110,465	$(7,328)	$97,772	$(1,958)	$199,065
Net income	—	—	—	5,973	—	5,973
Other comprehensive income
(net of tax of ($47))	—	—	—	—	121	121
Stock compensation	—	229	—	—	—	229
ESOP shares committed to be released	—	—	84	—	—	84

Balance, June 30, 2024	$114	$110,694	$(7,244)	$103,745	$(1,837)	$205,472

See notes to consolidated financial statements. 5

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2025	2024
Cash flows from operating activities
Net income	$4,960	$5,973
Adjustments to reconcile net income to net cash provided by operating activities
Net accretion of discounts and premiums	(315)	(2)
Provision (recovery) for credit losses	475	(92)
Proceeds received on foreclosed real estate	2	—
Amortization of deferred loan fees/costs	(59)	(207)
Amortization of intangible assets	90	90
Amortization of debt issuance costs	78	78
Write-off fair market value of subordinated debentures	—	566
Depreciation of premises and equipment	398	322
Deferred tax (benefit) expense	(512)	112
Increase in cash surrender value of life insurance	(201)	(199)
Stock-based compensation expense	2,437	160
ESOP compensation expense	91	84
Decrease (increase) in accrued interest and other assets	228	(253)
Decrease in other liabilities	(524)	(564)
Net cash provided by operating activities	7,148	6,068
Cash flows from investing activities
Increase in equity trading account	15	—
Proceeds from maturities and principal payments of investment securities available for sale	9,683	7,357
Purchases of investment securities available for sale	(7,225)	(5,328)
Proceeds from maturities and principal payments of investment securities held to maturity	148	119
(Increase) decrease in loans	(13,495)	3,723
Purchase of premises and equipment	(356)	(490)
Proceeds from sale of Federal Home Loan Bank of Atlanta stock	1,014	—
Purchase of Federal Home Loan Bank of Atlanta stock	(304)	(28)
Net cash (used in) provided by investing activities	(10,520)	5,353
Cash flows provided by financing activities
(Decrease) in official checks	(639)	(727)
Net increase in deposits	7,400	6,240
Increase in advance payments by borrowers for taxes and insurance	2,699	3,056
Advances from the Federal Home Loan Bank of Atlanta	6,000	—
Repayment of advances from the Federal Home Loan Bank of Atlanta	(21,000)	—
Repayment of subordinate debt	—	(3,093)
Repurchase of shares	(5,265)	—
Net cash (used in) provided by financing activities	(10,805)	5,476
Net (decrease) and increase in cash and cash equivalents	(14,177)	16,897
Cash and cash equivalents at beginning of period	70,500	73,742
Cash and cash equivalents at end of period	$56,323	$90,639
Supplementary cash flows information
Interest paid	$6,049	$5,333
Income taxes paid	$1,368	$1,970
Supplementary noncash transactions

Noncash investing and financing activities:
Net change on available for sale securities	$(243)	$—
Net change on loans	(98)	—
Deferred tax assets	102	—
Net change in adjusted other comprehensive income	269	—

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

Prior to consummation of its mutual to stock conversion in July 2023, BayVanguard, M.H.C., Inc. (the “MHC”) a Maryland-chartered mutual holding company, owned 86.3% of the outstanding common stock of the Company. On January 19, 2023, the MHC adopted a Plan of Conversion and Reorganization pursuant to which the MHC reorganized from the two-tier mutual holding company structure to the fully-public stock holding company structure (the “Conversion”). The Conversion was consummated on July 31, 2023 on which date the MHC ceased to exist. As part of the Conversion, the Company sold 9,798,980 shares of its common stock at a price of $10.00 per share. Each outstanding share of Company common stock owned by the public stockholders of the Company were converted into new shares of Company common stock based on an exchange ratio of 1.5309-to-1. The Company had 11,375,803 shares of Company common stock outstanding as a result of the Conversion.

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

The Bank's deposits are insured up to the applicable legal limits by the Federal Deposit Insurance Corporation's (the "FDIC") Deposit Insurance Fund. The Bank is a member of the Federal Home Loan Bank System.

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

When the fair value of an AFS debt security has declined below its amortized cost basis, the Company is required to assess whether the decline is from a credit loss or other factors. For any security, an analysis is performed on the individual security using the latest available information to determine if the decline in fair value is attributable to a credit loss. If such determination is made, the Company would record an allowance for credit loss for the debt instrument. As of June 30, 2025 and June 30, 2024, we recognized no credit losses on AFS securities.

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

The allowance for credit losses ("ACL") for HTM securities is computed using bond global default rates tracked by S&P with a loss given default of 45%. Accrued interest receivable on the HTM debt securities excluded from this analysis totaled $42,000 at June 30, 2025. At June 30, 2025 and 2024, the ACL for HTM securities was $2,651 and $4,667, respectively.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank System to hold stock of its district Federal Home Loan Bank (the "FHLB") in an amount determined by both asset size and borrowings from the FHLB. Purchases and sales of stock are made directly with the FHLB at par value.

The Bank held $656,000 and $1.4 million of FHLB restricted stock at June 30, 2025 and December 31, 2024, respectively.

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

Allowance for Credit Losses

The ACL is an estimate of the expected credit losses for loans held for investment and for off-balance sheet exposures. ASC 326, "Financial Instruments-Credit Losses," requires an immediate recognition of the credit losses expected to occur over the lifetime of a financial asset whether originated or purchased. Charge-offs are recorded to the ACL when management believes a loan is uncollectible. Subsequent recoveries, if any, are credited to the ACL. Management believes the ACL is maintained in accordance with GAAP and is in compliance with appropriate regulatory guidelines.

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

The establishment of the ACL is significantly affected by management's judgment and by economic and other uncertainties, and different amounts may be reported under different conditions or assumptions. The FDIC and the Maryland Office of

BV FINANCIAL, INC. AND SUBSIDIARIES

the Commissioner of Financial Regulation, as an integral part of their examination process, periodically review the ACL for reasonableness and, as a result of such reviews, we may be required to increase our ACL or recognize loan charge-offs.

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

Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the appropriate period. Diluted earnings per share are computed by dividing net income by the weighted average shares outstanding as adjusted for the dilutive effect of stock options based on the treasury stock method. Unearned ESOP shares are removed from the weighted average number of shares in the calculations. As of June 30, 2025 and June 30, 2024, the Company had 931,579 and 55,648 outstanding stock options, respectively. As a result of the Conversion, the number of shares subject to stock options and the exercise price of the options were adjusted to reflect the 1.5309-to-1 exchange ratio. Options with an exercise price greater than the average market price of the common shares are excluded from the calculation as their effect would be anti-dilutive. There were no anti-dilutive options outstanding for the three and six months ended June 30, 2025 or 2024.

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

BV FINANCIAL, INC. AND SUBSIDIARIES

Note 2 - Securities

Securities available for sale at June 30, 2025 and December 31, 2024 consisted of the following:

	June 30, 2025
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Available for sale
Agencies	$463	$2	$—	$465
Corporate securities	1,729	—	146	1,583
Mortgage-backed securities	18,787	13	1,734	17,066
Treasuries	16,246	3	4	16,245
Total	$37,225	$18	$1,884	$35,359

	December 31, 2024
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Available for sale
Agencies	$528	$—	$6	$522
Corporate securities	1,727	—	192	1,535
Mortgage-backed securities	22,950	6	2,062	20,894
Treasuries	14,289	19	—	14,308
Total	$39,494	$25	$2,260	$37,259

BV FINANCIAL, INC. AND SUBSIDIARIES

Securities held to maturity at June 30, 2025 and December 31, 2024 consisted of the following:

	June 30, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Held to maturity
Corporate securities (1)	$3,197	$—	$275	$2,922
Mortgage-backed securities	2,635	3	432	2,206
Total	$5,832	$3	$707	$5,128

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Held to maturity
Corporate securities (1)	$3,196	$—	$336	$2,860
Mortgage-backed securities	2,783	2	474	2,311
Total	$5,979	$2	$810	$5,171

(1) Amount is net of CECL credit reserve of $3,000 at June 30, 2025 and $4,000 at December 31, 2024.

The Company pledged securities with an amortized cost of $31.9 million and a fair value of $29.8 million at June 30, 2025 to secure deposits from municipalities. At December 31, 2024, the Company pledged securities with an amortized cost of $33.6 million and a fair value of $31.2 million to secure deposits from municipalities. The amortized cost and fair value of securities as of June 30, 2025 and December 31, 2024, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without prepayment penalties.

	June 30, 2025
	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	cost	value	cost	value

Maturing
Due under one year	$24,819	$24,771	$153	$154
Due after one year through five years	99	97	3,302	3,022
Due after five years through ten years	1,720	1,552	325	311
Due after ten years	10,587	8,939	2,052	1,641
Total	$37,225	$35,359	$5,832	$5,128

All mortgage-backed securities are guaranteed by Freddie Mac, Fannie Mae or Ginnie Mae.

BV FINANCIAL, INC. AND SUBSIDIARIES

Investment securities with unrealized losses for continuous periods of less than 12 months and 12 months or longer are as follows:

	Less than 12 months		Over 12 months		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
June 30, 2025	losses	value	losses	value	losses	value
(dollars in thousands)
Available for sale
Corporate securities	$—	$—	$146	$1,583	146	1,583
Mortgage-backed securities	1	602	1,733	14,674	1,734	15,276
Treasuries	4	9,330	—	—	4	9,330
Total	$5	$9,932	$1,879	$16,257	$1,884	$26,189

Held to maturity
Corporate securities (1)	$—	$—	$275	$2,922	275	2,922
Mortgage-backed securities	—	13	432	2,084	432	2,097
Total	$—	$13	$707	$5,006	$707	$5,019

	Less than 12 months		Over 12 months		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
December 31, 2024	losses	value	losses	value	losses	value
(dollars in thousands)
Available for sale
Agency securities	$6	$522	$—	$—	$6	$522
Corporate securities	—	—	192	1,535	192	1,535
Mortgage-backed securities	—	214	2,062	18,400	2,062	18,614
Total	$6	$736	$2,254	$19,935	$2,260	$20,671

Held to maturity
Corporate securities (1)	$—	$—	$336	$2,860	$336	$2,860
Mortgage-backed securities	1	31	473	2,162	474	2,193
Total	$1	$31	$809	$5,022	$810	$5,053

(1) Fair value amount is net of CECL credit reserve of $3,000 at June 30, 2025 and $4,000 at December 31, 2024.

As of June 30, 2025 and December 31, 2024, the Company determined that for its available-for-sale debt securities in an unrealized loss position, it did not intend to sell nor was it more likely than not that it would be required to sell any security and that the decline in fair value was not due to credit factors, but due to changes in interest rates and other factors. Accordingly, at June 30, 2025 and December 31, 2024, the Company did not record an allowance for credit losses for its available-for-sale debt securities.

BV FINANCIAL, INC. AND SUBSIDIARIES

We monitor the credit quality of HTM debt securities through both internal analysis performed on a quarterly basis and credit ratings when available. The following table reflects the credit ratings for the HTM debt securities at June 30, 2025.

(dollars in thousands)	AAA	A-	BBB/BBB+	BBB-	Not Rated	Total

Corporate securities	$—	$500	$1,247	$700	$750	$3,197
Mortgage-backed securities	2,635	—	—	—	—	2,635
	$2,635	$500	$1,247	$700	$750	$5,832

The following table provides a breakdown of our HTM debt securities by year of origination at June 30, 2025.

(dollars in thousands)	Total	2025	2024	2023	2022	2021	Prior
Corporate securities	$3,197	$—	$—	$—	$750	$2,447	$—
Mortgage-backed securities	2,635	—	—	—	1,796	93	746
	$5,832	$—	$—	$—	$2,546	$2,540	$746

The following table is a roll forward of our allowance for credit losses on HTM debt securities at June 30, 2025 and 2024.

(dollars in thousands)	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Beginning balance	$3	$5	$4	$6
(Recovery) for credit losses	—	—	(1)	(1)
Ending Balance	$3	$5	$3	$5

BV FINANCIAL, INC. AND SUBSIDIARIES

Note 3 – Loans Receivable

Portfolio loans, net of deferred costs and fees, are summarized by type as follows at June 30, 2025 and December 31, 2024:

	Period Ended
	June 30, 2025		December 31, 2024
(dollars in thousands)	Amount	Percent	Amount	Percent
Real estate
One to four family - owner occupied	$152,524	20.29%	$141,867	19.23%
One to four family - non owner occupied	94,469	12.57%	99,824	13.53%
Commercial owner occupied	81,905	10.90%	82,614	11.20%
Commercial investor	328,212	43.67%	328,680	44.56%
Construction and land	34,893	4.64%	30,578	4.14%
Farm loans	11,419	1.52%	11,329	1.54%
Total real estate loans	703,422	93.59%	694,892	94.20%

Marine and other consumer loans	16,135	2.15%	16,772	2.27%
Guaranteed by U.S. Government	2,265	0.30%	2,902	0.39%
Commercial	29,751	3.96%	23,194	3.14%
Total consumer and commercial	48,151	6.41%	42,868	5.80%

Total loans	751,573	100.0%	737,760	100.0%
Allowance for credit losses	(9,159)		(8,522)
Total loans, net of deferred costs and fees	$742,414		$729,238

Net deferred loan origination fees at June 30, 2025 and December 31, 2024 totaled $2.3 million and $2.2 million, respectively.

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

Commercial – Commercial loans are secured or unsecured loans used for business purposes. Loans are typically secured by accounts receivable, inventory, equipment and/or other assets of the business. Credit risk arises from the successful operation of the business, which may be affected by competition, rising interest rates, tariffs, regulatory changes and adverse conditions in the local and regional economy.

Non-accrual loans as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025			December 31, 2024
	No	With an		No	With an
(dollars in thousands)	Allowance	Allowance	Total	Allowance	Allowance	Total
Real estate
One to four family - owner occupied	$929	$—	$929	$1,218	$—	$1,218
One to four family - non owner occupied	396	—	396	280	—	280
Commercial owner occupied	1,283	—	1,283	1,323	—	1,323
Commercial investor	716	—	716	772	—	772
Construction and land	26	—	26	26	—	26
Total real estate loans	3,350	—	3,350	3,619	—	3,619

Marine and other consumer loans	11	—	11	11	—	11
Commercial	650	380	1,030	—	380	380
Total consumer and commercial loans	661	380	1,041	11	380	391

Total nonaccrual loans	$4,011	$380	$4,391	$3,630	$380	$4,010

Loans can be current but classified as non-accrual due to customer operating results or payment history. All interest accrued but not collected from loans that are placed on non-accrual status or charged-off is reversed against interest income. In accordance with the Company’s policy, such interest income is recognized on a cash basis or cost-recovery method, until qualifying for return to accrual status. Interest that would have been accrued under the terms of the non-accrual loans had such loans been performing according to their terms was approximately $453,000 for the six-months ended June 30, 2025 and $1.2 million for the six-months ended June 30, 2024.

The Company considers a loan to be past due or delinquent when the terms of the contractual obligation are not met by the borrower. An analysis of days past due loans as of June 30, 2025 was as follows:

	June 30, 2025
	30 - 59	60 - 89	90+
	Days	Days	Days	Total	Current	Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Real estate
One to four family - owner occupied	$562	$219	$702	$1,483	$151,041	$152,524
One to four family - non owner occupied	102	225	80	407	94,062	94,469
Commercial owner occupied	408	—	306	714	81,191	81,905
Commercial investor	—	—	—	—	328,212	328,212
Construction and land	—	—	26	26	34,867	34,893
Farm loans	—	—	—	—	11,419	11,419
Total real estate loans	1,072	444	1,114	2,630	700,792	703,422

Marine and other consumer loans	4	4	11	19	16,116	16,135
Guaranteed by U.S. Government	—	—	—	—	2,265	2,265
Commercial	—	—	380	380	29,371	29,751
Total consumer and commercial loans	4	4	391	399	47,752	48,151

Total loans	$1,076	$448	$1,505	$3,029	$748,544	$751,573

BV FINANCIAL, INC. AND SUBSIDIARIES

An analysis of days past due loans as of December 31, 2024 was as follows:

	December 31, 2024
	30 - 59	60 - 89	90+
	Days	Days	Days	Total	Current	Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Real estate
One to four family - owner occupied	$2,923	$558	$608	$4,089	$137,778	$141,867
One to four family - non owner occupied	576	—	0	576	99,248	99,824
Commercial owner occupied	408	—	656	1,064	81,550	82,614
Commercial investor	0	—	—	—	328,680	328,680
Construction and land	299	—	0	299	30,279	30,578
Farm loans	—	—	—	—	11,329	11,329
Total real estate loans	4,206	558	1,264	6,028	688,864	694,892

Marine and other consumer loans	9	—	11	20	16,752	16,772
Guaranteed by U.S. Government	9	52	—	61	2,841	2,902
Commercial	—	—	380	380	22,814	23,194
Total consumer and commercial loans	18	52	391	461	42,407	42,868

Total loans	$4,224	$610	$1,655	$6,489	$731,271	$737,760

Allowance for Credit Losses

The following tables detail activity in the ACL at and for the three and six months ended June 30, 2025 and 2024. An allocation of the allowance to one category of loans does not prevent the Company from using that allowance to absorb losses in a different category.

Three Months Ended	June 30, 2025
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions (Recovery)	Ending Balance
Real estate
One to four family - owner occupied	$1,647	$—	$13	$551	$2,211
One to four family - non owner occupied	617	—	14	36	667
Commercial owner occupied	495	—	—	—	495
Commercial investor	4,032	—	—	(299)	3,733
Construction and land	955	—	1	(88)	868
Farm loans	73	—	—	24	97
Total real estate loans	7,819	—	28	224	8,071

Marine and other consumer loans	396	—	1	(27)	370
Commercial	673	—	—	45	718
Total consumer and commercial	1,069	—	1	18	1,088

Total loans	$8,888	$—	$29	$242	$9,159

The following table summarized the ACL provision activity for the three months ended June 30, 2025.

(dollars in thousands)
Provision for (recovery of) credit losses - loans	$242
Provision for (recovery of) allowance for securities - HTM	(1)
Provision for (recovery of ) allowance for credit losses - unfunded commitments	(63)
Provision for (recovery of) credit losses per the consolidated statements of income	$178

BV FINANCIAL, INC. AND SUBSIDIARIES

Three Months Ended	June 30, 2024
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions (recovery)	Ending Balance
Real estate
One to four family - owner occupied	$1,697	$—	$57	$(127)	$1,627
One to four family - non owner occupied	1,015	—	11	(24)	1,002
Commercial owner occupied	578	—	—	(64)	514
Commercial investor	3,570	—	—	139	3,709
Construction and land	763	—	1	(19)	745
Farm loans	174	—	—	83	257
Total real estate loans	7,797	—	69	(12)	7,854

Marine and other consumer loans	428	(2)	—	8	434
Commercial	281	—	—	(22)	259
Total consumer and commercial	709	(2)	—	(14)	693

Total loans	$8,506	$(2)	$69	$(26)	$8,547

The following table summarized the ACL provision activity for the three months ended June 30, 2024.

(dollars in thousands)
Provision for (recovery of) credit losses - loans	$(26)
Reduction in allowance for securities - HTM	(1)
Provision for allowance for credit losses - unfunded commitments	(84)
Provision for credit losses per the consolidated statement of income	$(111)

Six Months Ended	June 30, 2025
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions (recovery)	Ending Balance
Real estate
One to four family - owner occupied	$1,858	$—	$16	$337	$2,211
One to four family - non owner occupied	742	—	30	(105)	667
Commercial owner occupied	511	—	—	(16)	495
Commercial investor	3,592	—	—	141	3,733
Construction and land	940	—	2	(74)	868
Farm loans	69	—	—	28	97
Total real estate loans	7,712	—	48	311	8,071

Marine and other consumer loans	399	(5)	1	(25)	370
Commercial	411	—	—	307	718
Total consumer and commercial	810	(5)	1	282	1,088

Total loans	$8,522	$(5)	$49	$593	$9,159

The following table summarized the ACL provision activity for the six months ended June 30, 2025.

(dollars in thousands)
Provision for (recovery of) credit losses - loans	$593
Provision for (recovery of) allowance for securities - HTM	(1)
Provision for (recovery of ) allowance for credit losses - unfunded commitments	(117)
Provision for (recovery of) credit losses per the consolidated statements of income	$475

BV FINANCIAL, INC. AND SUBSIDIARIES

Six Months Ended	June 30, 2024
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions (recovery)	Ending Balance
Real estate
One to four family - owner occupied	$1,728	$—	$109	$(210)	$1,627
One to four family - non owner occupied	1,030	(1)	40	(67)	1,002
Commercial owner occupied	563	—	3	(52)	514
Commercial investor	3,725	—	—	(16)	3,709
Construction and land	772	—	2	(29)	745
Farm loans	179	—	—	78	257
Total real estate loans	7,997	(1)	154	(296)	7,854

Marine and other consumer loans	403	(2)	1	32	434
Commercial	154	—	—	105	259
Total consumer and commercial	557	(2)	1	137	693

Total loans	$8,554	$(3)	$155	$(159)	$8,547

The following table summarized the ACL provision activity for the six months ended June 30, 2024.

(dollars in thousands)
Provision for (recovery of) credit losses - loans	$(159)
Reduction in allowance for securities - HTM	(1)
Reduction in allowance for credit losses - unfunded commitments	68
Provision for credit losses per the consolidated statement of income	$(92)

BV FINANCIAL, INC. AND SUBSIDIARIES

Term Loans by Origination Year

(dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at June 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total
One to four family - owner occupied
Pass	$20,002	$23,254	$5,356	$7,613	$12,656	$73,158	$9,891	$151,930
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	333	261	—	594
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One to four family - owner occupied	$20,002	$23,254	$5,356	$7,613	$12,989	$73,419	$9,891	$152,524
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

One to four family - non owner occupied
Pass	$4,118	$4,733	$12,338	$27,110	$15,698	$29,702	$—	$93,699
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	770	—	770
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One to four family - non owner occupied	$4,118	$4,733	$12,338	$27,110	$15,698	$30,472	$—	$94,469
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Commercial owner occupied
Pass	$2,358	$4,522	$20,036	$10,642	$5,739	$36,251	$—	$79,548
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	306	2,051	—	2,357
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial owner occupied	$2,358	$4,522	$20,036	$10,642	$6,045	$38,302	$—	$81,905
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Commercial investor
Pass	$14,460	$37,966	$63,863	$93,818	$69,340	$48,049	$—	$327,496
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	716	—	716
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial investor	$14,460	$37,966	$63,863	$93,818	$69,340	$48,765	$—	$328,212
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Construction and land
Pass	$3,598	$27,101	$154	$2,136	$989	$766	$—	$34,744
Special Mention	—	—	123	—	—	—	—	123
Substandard	—	—	—	—	—	26	—	26
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Construction and land	$3,598	$27,101	$277	$2,136	$989	$792	$—	$34,893
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Farm loans
Pass	$300	$314	$—	$4,041	$1,765	$4,999	$—	$11,419
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Farm loans	$300	$314	$—	$4,041	$1,765	$4,999	$—	$11,419
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Marine and other consumer loans
Pass	$692	$2,135	$2,931	$1,644	$4,997	$3,736	$—	$16,135
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Marine and other consumer loans	$692	$2,135	$2,931	$1,644	$4,997	$3,736	$—	$16,135
Current Period Gross Write-off	$—	$—	$—	$—	$—	$5	$—	$5

Guaranteed by U.S. Government
Pass	$—	$—	$—	$—	$—	$2,265	$—	$2,265
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Guaranteed by U.S. Government	$—	$—	$—	$—	$—	$2,265	$—	$2,265
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$4,468	$7,047	$345	$2,452	$9,592	$4,817	$—	$28,721
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	380	—	650	—	1,030
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial	$4,468	$7,047	$345	$2,832	$9,592	$5,467	$—	$29,751
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

(dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at June 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total
Total Loans
Pass	$49,996	$107,072	$105,023	$149,456	$120,776	$203,743	$9,891	$745,957
Special Mention	—	—	123	—	—	—	—	123
Substandard	—	—	—	380	639	4,474	—	5,493
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total loans	$49,996	$107,072	$105,146	$149,836	$121,415	$208,217	$9,891	$751,573

BV FINANCIAL, INC. AND SUBSIDIARIES

Term Loans by Origination Year

(dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
One to four family - owner occupied
Pass	$24,477	$5,517	$7,718	$12,903	$9,523	$69,150	$11,871	$141,159
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	338	—	370	—	708
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One to four family - owner occupied	$24,477	$5,517	$7,718	$13,241	$9,523	$69,520	$11,871	$141,867
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

One to four family - non owner occupied
Pass	$5,483	$13,078	$28,690	$16,470	$9,607	$25,782	$1	$99,111
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	232	481	—	713
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One to four family - non owner occupied	$5,483	$13,078	$28,690	$16,470	$9,839	$26,263	$1	$99,824
Current Period Gross Write-off	$—	$—	$—	$—	$—	$1	$—	$1

Commercial owner occupied
Pass	$4,433	$20,314	$10,753	$6,144	$5,192	$31,608	$—	$78,444
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	2,261	1,909	—	4,170
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial owner occupied	$4,433	$20,314	$10,753	$6,144	$7,453	$33,517	$—	$82,614
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Commercial investor
Pass	$41,332	$65,585	$99,623	$71,681	$15,340	$34,347	$—	$327,908
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	772	—	772
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial investor	$41,332	$65,585	$99,623	$71,681	$15,340	$35,119	$—	$328,680
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Construction and land
Pass	$26,399	$1,113	$863	$1,279	$—	$898	$—	$30,552
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	26	—	26
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Construction and land	$26,399	$1,113	$863	$1,279	$—	$924	$—	$30,578
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Farm loans
Pass	$315	$—	$4,131	$1,787	$—	$5,096	$—	$11,329
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Farm loans	$315	$—	$4,131	$1,787	$—	$5,096	$—	$11,329
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Marine and other consumer loans
Pass	$2,236	$3,195	$1,749	$5,251	$1,599	$2,742	$—	$16,772
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Marine and other consumer loans	$2,236	$3,195	$1,749	$5,251	$1,599	$2,742	$—	$16,772
Current Period Gross Write-off	$—	$—	$—	$—	$—	$3	$—	$3

Guaranteed by U.S. Government
Pass	$—	$—	$—	$—	$20	$2,882	$—	$2,902
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Guaranteed by U.S. Government	$—	$—	$—	$—	$20	$2,882	$—	$2,902
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$5,847	$360	$2,738	$4,214	$6,151	$2,836	$—	$22,146
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	380	—	—	668	—	1,048
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial	$5,847	$360	$3,118	$4,214	$6,151	$3,504	$—	$23,194
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

(dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
Total Loans
Pass	$110,522	$109,162	$156,265	$119,729	$47,432	$175,341	$11,872	$730,323
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	380	338	2,493	4,226	—	7,437
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total loans	$110,522	$109,162	$156,645	$120,067	$49,925	$179,567	$11,872	$737,760

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

Through our loan evaluation process, we have identified certain loans for which the primary source of loan repayment may no longer be a viable option. The Company is dependent on the liquidation of the collateral to provide funds for repayment of the loan. The following table shows the loans determined by management to be collateral dependent at June 30, 2025.

	Loan Balance	Estimated Collateral Values	Loan Balance	Estimated Collateral Values
(dollars in thousands)	Real Estate	Real Estate	Business\Other Assets	Business\Other Assets
One to four family - owner occupied	$929	$4,545	$—	$—
One to four family - non-owner occupied	396	1,208	—	—
Commercial owner occupied real estate	1,283	3,125	—	—
Commercial investor real estate	716	1,500	—	—
Construction and land	26	666	—	—
Commercial	1,030	3,526	—	124
Marine and other consumer	11	—	—	50
Total	$4,391	$14,570	$—	$174

BV FINANCIAL, INC. AND SUBSIDIARIES

Borrowers experiencing financial difficulty ("BEFD") modifications included in the collateral dependent schedule above, as of June 30, 2025 were as follows:

(dollars in thousands)	Number of Loans	Amortized Cost
One to four family - owner occupied	8	$1,009
One to four family - non owner occupied	1	126
Commercial owner occupied	1	384
Commercial investor real estate	1	716
Commercial	2	650

Total BEFD modification loans	13	$2,885

Modifications on non-accrual	2	$650

There was one BEFD modification past due as of June 30, 2025. This was a 1-4 family owner occupied loan with an amortized cost of $118,000.

The following tables detail the amortized cost basis for loans made to borrowers experiencing financial difficulty during the three and six months ended June 30, 2025.

	Three Months Ended June 30, 2025
(dollars in thousands)	Term Extensions	Payment Deferral and Term Extensions	Total	Percentage of Total Loans
One to four family - owner occupied	$101	$—	$101	0.01%
Total	$101	$—	$101	0.01%

	Six Months Ended June 30, 2025
(dollars in thousands)	Term Extensions	Payment Deferral and Term Extensions	Total	Percentage of Total Loans
One to four family - owner occupied	$101	$—	$101	0.01%
Commercial	650	—	650	0.09%
Total	$751	$—	$751	0.10%

Note 4 - Goodwill And Other Intangible Assets

Goodwill and other intangible assets are presented in the tables below.

(dollars in thousands)	As of June 30, 2025	As of December 31, 2024

Goodwill	$14,420	$14,420

	June 30, 2025			December 31, 2024
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net

Core deposit intangible	$1,868	$1,127	$741	$1,868	$1,037	$831

BV FINANCIAL, INC. AND SUBSIDIARIES

As of June 30, 2025 future estimated annual amortization expense is as follows:

Year ending
(dollars in thousands)
2025	$90
2026	180
2027	180
2028	180
2029	72
Thereafter	39
Total Estimated Amortization Expense	$741

Management performed its annual analysis of goodwill and core deposit intangibles during the third quarter of 2024 and concluded that there was no impairment at September 30, 2024. At June 30, 2025, management's analysis concluded that there were no changes in the Company's financial statements or operations subsequent to the annual analysis that would indicate that it was more likely than not that goodwill or core deposit intangible was impaired.

Note 5 – Foreclosed Real Estate

Foreclosed real estate assets are presented net of the valuation allowance. The Company considers foreclosed real estate as classified assets for regulatory and financial reporting. Foreclosed real estate carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related selling costs. The Company had foreclosed real estate of $157,000 and $159,000 at June 30, 2025 and December 31, 2024, respectively.

During the three months ended June 30, 2025 and June 30, 2024, the Company incurred foreclosed real estate expenses of $0 and $11,000, respectively.

The Company had $305,000 and $84,000 in loans secured by residential real estate for which formal foreclosure proceedings were in process as of June 30, 2025 and December 31, 2024, respectively.

The table below shows the foreclosed real estate roll forward balance as of June 30, 2025.

(dollars in thousands)	June 30, 2025	December 31, 2024
Beginning of period balance	$159	$160
Principal payments	(2)	(1)
End of period balance	$157	$159

Note 6 - Deposits

Deposits consisted of the following:

	June 30, 2025		December 31, 2024
(dollars in thousands)	Balance	Percentage	Balance	Percentage
Noninterest-bearing checking accounts	$134,470	20.41%	$129,724	19.91%
Interest-bearing checking accounts	78,747	11.95%	82,954	12.73%
Money market accounts	124,210	18.85%	121,558	18.66%
Savings accounts	127,697	19.38%	127,207	19.53%
Certificates of deposit	193,767	29.41%	190,048	29.17%
Total deposits	$658,891	100.00%	$651,491	100.00%

At June 30, 2025, the Bank had two account relationships from local government entities that comprised 2.9% and 1.7% of total deposits, respectively. The Company had $50.3 million and $50.0 million of brokered certificates of deposits at June 30, 2025 and December 31, 2024, respectively.

At June 30, 2025 and December 31, 2024, the Bank had $25.4 million and $25.9 million in certificates of deposits of $250,000 or more, respectively. Deposits in excess of $250,000 may not be insured by the FDIC.

BV FINANCIAL, INC. AND SUBSIDIARIES

At June 30, 2025 scheduled maturities of certificates of deposits are as follows:

(dollars in thousands)	June 30, 2025
Within one year	$91,928
Year 2	11,972
Year 3	8,978
Year 4	13,043
Year 5	67,846
Thereafter	—
Total certificates of deposit	$193,767

Note 7 - Borrowings And Subordinated Debt

A summary of the Company’s borrowings and subordinated debt at June 30, 2025 and December 31, 2024 are indicated as follows:

		June 30, 2025		December 31, 2024
(dollars in thousands)	Maturity	Balance	Rate	Balance	Rate
					—
Federal Home Loan Bank Advance	2025	$—	—	$15,000	4.57%
BV Financial Inc. Series 2020 Notes	2030	35,000	4.88%	35,000	4.88%
Total Borrowings, gross		35,000		50,000
Less: Debt issuance costs		(39)		(117)
Total Borrowings, net		$34,961		$49,883

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

BV FINANCIAL, INC. AND SUBSIDIARIES

The table below details the right of use asset (net of accumulated amortization), lease liability and other information related to the Company's operating leases:

	Consolidated Balance
(dollars in thousands)	Sheet Classification	June 30, 2025	December 31, 2024

Operating lease right of use asset	Other assets	$820	$926
Operating lease liabilities	Other liabilities	$862	$967

Other information related to leases:
Weighted average remaining lease term of operating leases		4.5 years	4.7 years
Weighted average discount rate of operating leases		4.48%	4.40%

The table below details the Company's lease cost, which is included in occupancy expense in the Consolidated Statements of Income.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024

Operating lease cost	$74	$75	$145	$147

Cash paid for lease liability	$59	$57	$118	$114

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

(dollars in thousands)	As of June 30, 2025
Lease payments due:
Within one year	$255
After one but within two years	187
After two but within three years	90
After three but within four years	75
After four but within five years	74
After five years	230
Total undiscounted lease payments	911
Less: imputed interest	49
Present value of operating lease liabilities	$862

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

					To be well
					capitalized under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
As of June30, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Tier 1 Leverage ratio	$175,037	19.75%	$35,456	4.00%	$44,319	5.00%

Tier 1 capital (to risk-weighted assets)	$175,037	24.45%	$42,958	6.00%	$57,277	8.00%

Common Equity Tier 1 Capital Ratio (to risk-weighted assets)	$175,037	24.45%	$32,218	4.50%	$46,538	6.50%

Total Capital ratio (to risk-weighted assets)	$183,992	25.70%	$57,277	8.00%	$71,597	10.00%

					To be well capitalized under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
As of December 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Tier 1 Leverage ratio	$171,775	19.83%	$34,657	4.00%	$43,322	5.00%

Tier 1 capital (to risk-weighted assets)	$171,775	24.24%	$42,514	6.00%	$56,685	8.00%

Common Equity Tier 1 Capital Ratio (to risk-weighted assets)	$171,775	24.24%	$31,885	4.50%	$46,056	6.50%

Total Capital ratio (to risk-weighted assets)	$180,632	25.49%	$56,685	8.00%	$70,856	10.00%

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

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s quarterly valuation process. Intra-quarter transfers in and out of level 3 assets and liabilities recorded at fair value on a recurring basis are disclosed. There were no such transfers during the quarter ended June 30, 2025 or the year ended December 31, 2024.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets as of June 30, 2025 and December 31, 2024 measured at fair value on a recurring basis.

		Level 1	Level 2	Level 3
		Quoted prices	Significant	Significant
		in active	other	other
		markets for	observable	unobservable
As of June 30, 2025	Total	identical assets	inputs	inputs
	(dollars in thousands)
Securities available for sale
Agencies	$465	$—	$465	$—
Corporate securities	1,583	—	1,583	—
Mortgage-backed securities	17,066	—	17,066	—
Treasuries	16,245	—	16,245	—
	$35,359	$—	$35,359	$—

		Level 1	Level 2	Level 3
		Quoted prices	Significant	Significant
		in active	other	other
		markets for	observable	unobservable
As of December 31, 2024	Total	identical assets	inputs	inputs
	(dollars in thousands)
Securities available for sale
Agencies	$522	$—	$522	$—
Corporate securities	1,535	—	1,535	—
Mortgage-backed securities	20,894	—	20,894	—
Treasuries	14,308	—	14,308	—
	$37,259	$—	$37,259	$—

BV FINANCIAL, INC. AND SUBSIDIARIES

The Company may be required to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a non-recurring basis as of June 30, 2025 and December 31, 2024 were included in the tables below.

		Level 1	Level 2	Level 3
		Quoted prices	Significant	Significant
		in active	other	other
		markets for	observable	unobservable
As of June 30, 2025	Total	identical assets	inputs	inputs
(dollars in thousands)
Individually evaluated loans	$4,391	$—	$—	$4,391
Foreclosed real estate and repossessed assets	157	—	—	157
	$4,548	$—	$—	$4,548

		Level 1	Level 2	Level 3
		Quoted prices	Significant	Significant
		in active	other	other
		markets for	observable	unobservable
As of December 31, 2024	Total	identical assets	inputs	inputs
(dollars in thousands)
Individually evaluated loans	$4,010	$—	$—	$4,010
Foreclosed real estate and repossessed assets	159	—	—	159
	$4,169	$—	$—	$4,169

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

BV FINANCIAL, INC. AND SUBSIDIARIES

The Company’s estimated fair values of financial instruments are presented in the following table.

		June 30, 2025		December 31, 2024
	Fair value	Carrying	Fair	Carrying	Fair
(dollars in thousands)	hierarchy	amount	value	amount	value

Financial assets
Cash and cash equivalents	Level 1	$56,323	$56,323	$70,500	$70,500
Equity investment	Level 1	406	406	391	391
Securities held to maturity	Level 2	5,832	5,128	5,979	5,171
Securities held to available for sale	Level 2	35,359	35,359	37,259	37,259
Federal Home Loan Bank of Atlanta stock	Level 2	656	656	1,366	1,366
Loans receivable	Level 3	742,414	743,944	729,238	722,005
Accrued interest receivable	Level 2	3,243	3,243	3,161	3,161

Financial liabilities
Deposits	Level 3	$658,891	$585,332	$651,491	$574,273
FHLB Borrowings	Level 2	—	—	15,000	15,000
Subordinated Debentures	Level 3	34,961	32,977	34,883	31,117
Accrued interest payable	Level 2	645	645	346	346

Note 12 – Earnings Per Share (“EPS”)

Basic earnings per common share represent income available to common shareholders, divided by the weighted average number of common shares outstanding during the period. As a result of the Conversion, previously outstanding shares held by public stockholders were adjusted to reflect the 1.5309-to-1 exchange ratio. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may have been issued by the Company related to stock options were determined using the treasury stock method and included in the calculation of dilutive common stock equivalents.

For the three and six months ended June 30, 2025, and 2024, there were no stock options which were excluded from the calculation as their effect would be anti-dilutive. Basic and diluted earnings per share have been computed based on weighted-average common and common equivalent shares outstanding as follows:

	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2025		2024		2025		2024
(Amounts in thousands, except per share data)	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net income	$2,861	$2,861	$3,399	$3,399	$4,960	$4,960	$5,973	$5,973
Weighted average common shares outstanding	9,859	9,859	10,652	10,652	9,878	9,878	11,391	11,391
Dilutive securities
Stock options	—	55	—	29	—	75	—	26
Adjusted weighted average shares outstanding	9,859	9,914	10,652	10,681	9,878	9,953	11,391	11,417
Earnings -per share amount	$0.29	$0.29	$0.32	$0.32	$0.50	$0.50	$0.52	$0.52

BV FINANCIAL, INC. AND SUBSIDIARIES

Note 13 – income taxes

The Company files a consolidated federal income tax return with its subsidiaries. Deferred tax assets and liabilities are determined using the liability (or balance sheet) method which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. If it is more likely than not that some portion or the entire deferred tax asset will not be realized, deferred tax assets will be reduced by a valuation allowance. It is the Company's policy to recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024

Current expense
Federal	$987	$996	$1,516	$1,514
State	437	481	671	719
Total current expense	1,424	1,477	2,187	2,233
Deferred expense	(348)	(157)	(512)	112
Income tax expense	$1,076	$1,320	$1,675	$2,345

Note 14 – Segment Reporting

The Company operates a single reportable business segment that is comprised of commercial banking. The Company’s Co-CEOs are deemed the Chief Operating Decision Makers (“CODMs”). The CODMs evaluate the financial performance of the Company by evaluating revenue streams, significant expenses, and budget to actual results in assessing the Company’s single reporting segment and in the determination of allocating resources. The CODMs use consolidated net income to benchmark the Company against peers and to evaluate performance and allocate resources. Significant revenue and expense categories evaluated by the CODMs are consistent with the presentation of the Consolidated Statement of Income.

Note 15 – Subsequent Events

None.

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
•
the imposition of tariffs or other domestic or international governmental policies and retaliatory responses;
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
•
changes in investor sentiment and consumer spending, borrowing and savings habits;
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

Allowance for Credit Losses

The ACL is an estimate of the expected credit losses for loans held for investment and for off-balance sheet exposures. ASC 326, "Financial Instruments-Credit Losses," requires an immediate recognition of the credit losses expected to occur over the lifetime of a financial asset whether originated or purchased. Charge-offs are recorded to the ACL when management believes a loan is uncollectible. Subsequent recoveries, if any, are credited to the ACL. Management believes the ACL is maintained in accordance with GAAP and in compliance with appropriate regulatory guidelines. The ACL includes quantitative estimates of losses for collectively and individually evaluated loans. The quantitative estimate for collectively evaluated loans (other than investor commercial real estate loans) is determined using the average charge-off method that utilizes historical losses for all Maryland banks with assets less than $1 billion beginning in March 2000. The investor commercial real estate portfolio utilizes the national loss history for banks with assets less than $1 billion over the same time period. Investor CRE loans are made nationwide, therefore, management deems it appropriate to utilize national loss rates when evaluating this portfolio. Adjustments are made to the historical loss factors under each scenario for economic

BV FINANCIAL, INC. AND SUBSIDIARIES

conditions, portfolio concentrations, collateral values, the level and trend of delinquent and non-accrual loans and internal changes in staffing, loan policies and monitoring of the portfolio. Loans are selected for individual evaluation primarily based on their payment status and whether the loan has been placed on non-accrual status. Loans on non-accrual status include all loans greater than 90 days delinquent and other loans with weaknesses sufficient for management to place these loans on non-accrual status. The ACL is measured on a collective basis when similar risk factors exist as determined by internal loan coding and assignment to a portfolio segment. The Company utilizes reasonable and supportable forecasts of future economic conditions when estimating the ACL on loans. The model's calculation also uses an adjustment for a 12-month forecast period utilizing the most recent 12-month economic forecast from the Federal Reserve Board for national gross domestic product ("GDP"). The model compares the average history of loss rates described above to the forecasted GDP to determine the neccessity and amount of any forward-looking adjustment. The establishment of the ACL is significantly affected by management's judgment and by economic and other uncertainties, and different amounts may be reported under different conditions or assumptions. The Federal Deposit Insurance Corporation and the Maryland Office of the Commissioner of Financial Regulation, as an integral part of their examination process, periodically review the ACL for reasonableness and, as a result of such reviews, we may be required to increase our ACL or recognize loan charge-offs. The calculation of ACL excludes accrued interest receivable balances because these balances are reversed in a timely manner against previously recognized interest income when a loan is placed on non-accrual.

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

Deferred Income Taxes

At June 30, 2025, we had a net deferred tax asset totaling $9.3 million. In accordance with ASC Topic 740 “Income Taxes,” we use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If currently available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting deferred tax assets and liabilities. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets are subjective and are reviewed on a regular basis as regulatory, economic or business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance that results in additional income tax expense in the period in which it is recognized would negatively affect income. Management believes, based upon current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize its federal and state deferred tax asset.

BV FINANCIAL, INC. AND SUBSIDIARIES

Comparison of Financial Condition at June 30, 2025 (unaudited) and December 31, 2024

Assets. Total assets were $908.3 million at June 30, 2025, a decrease of $3.5 million, or 0.4%, from $911.8 million at December 31, 2024. The decrease was due primarily to the Company utilizing cash to repay $15.0 million in borrowings from the FHLB, offset by an increase in loans.

Cash and Cash Equivalents. Cash and cash equivalents decreased $14.2 million, or 20.1%, to $56.3 million at June 30, 2025 from $70.5 million at December 31, 2024. The decrease in cash was primarily a result of the pay-off of FHLB borrowings.

Loans. Loans receivable increased $13.8 million, or 1.9%, to $751.6 million at June 30, 2025 from $737.8 million at December 31, 2024. Increases in in owner occupied 1-4 loans, commercial loans and construction loans offset decreases in non-owner occupied 1-4 loans, owner occupied 1-4 junior liens, owner occupied commercial real estate, marine and investor commercial real estate loans.

Allowance for Credit Losses. The allowance for credit losses – loans increased $637,000 to $9.2 million at June 30, 2025 compared to $8.5 million at December 31, 2024. The ratio of our allowance for credit losses to total loans was 1.22% at June 30, 2025 compared to 1.15% at December 31, 2024, while the allowance for credit losses to non-performing loans was 208.6% at June 30, 2025 compared to 212.5% at December 31, 2024.

Securities. Securities available for sale decreased by $1.9 million, or 5.1%, from December 31, 2024 as paydowns in the mortgage-backed securities were not replaced with new purchases. The held-to-maturity portfolio experienced a slight decrease due to paydowns.

Liabilities. Total liabilities decreased $6.0 million, or 0.8%, to $710.3 million at June 30, 2025 from $716.3 million at December 31, 2024. The decrease was due primarily to the decrease in borrowings, offset by an increase in deposits.

Deposits. Total deposits increased $7.4 million, or 1.1%, to $658.9 million at June 30, 2025 from $651.5 million at December 31, 2024. Interest-bearing deposits increased $2.6 million, or 0.5%, to $524.4 million at June 30, 2025 from $521.8 million at December 31, 2024, primarily due to increases in money market accounts and certificates of deposit, offset by a decrease in interest-bearing checking accounts. Noninterest bearing deposits increased $4.8 million, or 3.7%, to $134.5 million at June 30, 2025 from $129.7 million at December 31, 2024.

Stockholders’ Equity. Stockholders’ equity increased $2.5 million, or 1.3%, to $198.0 million at June 30, 2025 from $195.5 million at December 31, 2024 as net income and the decrease in the accumulative other comprehensive loss was partially offset by $4.3 million in stock repurchases during the period.

BV FINANCIAL, INC. AND SUBSIDIARIES

Comparison of Operating Results for the Three and Six Months Ended June 30, 2025 and 2024

Average Balances and Yields. The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Non-accrual loans are included in the computation of average balances only. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Average balances exclude loans held for sale, if applicable. Net deferred loan origination fees totaled $2.3 million and $2.0 million at June 30, 2025 and 2024, respectively.

	For the Three Months Ended June 30,
	2025			2024
(dollars in thousands)	Average Outstanding Balance	Interest	Average Yield/Rate(1)	Average Outstanding Balance	Interest	Average Yield/Rate(1)
	(Unaudited)
Interest-earning assets:
Loans	$752,181	$11,334	6.04%	$705,516	$10,177	5.79%
Securities available-for-sale	34,770	324	3.74%	33,445	306	3.67%
Securities held-to-maturity	6,624	46	2.79%	10,777	91	3.39%
Cash, cash equivalents and other interest-earning assets	49,450	562	4.60%	75,031	1,043	5.59%
Total interest-earning assets	843,025	12,266	5.84%	824,769	11,617	5.65%
Noninterest-earning assets	64,324			67,088
Total assets	$907,349			$891,857

Interest-bearing liabilities:
Interest-bearing demand deposits	$76,698	159	0.83%	$86,892	237	1.09%
Savings deposits	120,584	106	0.35%	139,980	96	0.28%
Money market deposits	125,686	766	2.44%	93,787	475	2.03%
Certificates of deposit	197,488	1,591	3.23%	177,859	1,434	3.23%
Total interest-bearing deposits	520,456	2,622	2.02%	498,518	2,242	1.80%
Federal Home Loan Bank advances	1,978	23	4.66%	—	—	—
Subordinated debentures	34,945	465	5.34%	34,789	466	5.36%
Total borrowings	36,923	488	5.30%	34,789	466	5.37%
Total interest-bearing liabilities	557,379	3,110	2.24%	533,307	2,708	2.04%
Noninterest-bearing demand deposits	134,841			139,070
Other noninterest-bearing liabilities	16,930			16,627
Total liabilities	709,150			689,004
Equity	198,199			202,853
Total liabilities and equity	$907,349			$891,857
Net interest income		$9,156			$8,909
Net interest rate spread(2)			3.60%			3.61%
Net interest-earning assets(3)	$285,646			$291,462
Net interest margin(4)			4.36%			4.33%
Average interest-earning assets to interest-bearing liabilities	151.25%			154.65%

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

BV FINANCIAL, INC. AND SUBSIDIARIES

The following table sets forth the effects of changing rates and volumes on our net interest income for the three months ended June 30, 2025 and 2024. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by current rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated proportionately based on the changes due to rate and volume.

	For the Three Months Ended June 30, 2025
	Interest Income Increase (Decrease) Due to
	(In thousands)
	Volume	Rate	Total
Interest income:
Loans receivable	$642	$515	$1,157

Investment securities AFS	10	8	18
Investment securities HTM	(29)	(16)	(45)
Total Investment securities	(19)	(8)	(27)

Short-term investments and other
interest-earning assets	(302)	(179)	(481)
Total interest-earning assets	$321	$328	$649

Interest expense:
Deposits	$104	$276	$380

FHLB Borrowings	23	—	23
Subordinated Debentures	(1)	—	—
Total Borrowings	22	—	22
Total interest-bearing liabilities	126	276	402

Change in net interest income	$195	$52	$247

BV FINANCIAL, INC. AND SUBSIDIARIES

	For the Six Months Ended June 30,
	2025			2024
(dollars in thousands)	Average Outstanding Balance	Interest	Average Yield/Rate(1)	Average Outstanding Balance	Interest	Average Yield/Rate(1)
	(Unaudited)
Interest-earning assets:
Loans	$745,958	$22,075	5.97%	$706,942	$19,959	5.54%
Securities available-for-sale	35,821	674	3.79%	33,745	612	3.61%
Securities held-to-maturity	6,971	93	2.69%	10,796	183	3.41%
Cash, cash equivalents and other interest-earning assets	58,091	1,305	4.55%	68,856	1,867	5.28%
Total interest-earning assets	846,841	24,147	5.75%	820,339	22,621	5.41%
Noninterest-earning assets	64,667			67,273
Total assets	$911,508			$887,612

Interest-bearing liabilities:
Interest-bearing demand deposits	$78,414	330	0.85%	$85,721	473	1.12%
Savings deposits	121,516	206	0.34%	143,304	161	0.18%
Money market deposits	125,326	1,530	2.46%	90,762	827	1.61%
Certificates of deposit	196,440	3,157	3.24%	175,477	2,767	3.09%
Total interest-bearing deposits	521,696	5,223	2.02%	495,264	4,228	1.62%
Federal Home Loan Bank advances	8,453	194	4.63%	—	—	—
Subordinated debentures	34,925	931	5.38%	35,297	1,521	8.64%
Total borrowings	43,378	1,125	5.23%	35,297	1,521	8.64%
Total interest-bearing liabilities	565,074	6,348	2.27%	530,561	5,749	2.31%
Noninterest-bearing demand deposits	133,419			139,381
Other noninterest-bearing liabilities	15,940			16,384
Total liabilities	714,433			686,326
Equity	197,075			201,286
Total liabilities and equity	$911,508			$887,612
Net interest income		$17,799			$16,872
Net interest rate spread(2)			3.48%			3.10%
Net interest-earning assets(3)	$281,767			$289,778
Net interest margin(4)			4.24%			4.12%
Average interest-earning assets to interest-bearing liabilities	149.86%			154.62%

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

BV FINANCIAL, INC. AND SUBSIDIARIES

The following table sets forth the effects of changing rates and volumes on our net interest income for the six months ended June 30, 2025 and 2024. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by current rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated proportionately based on the changes due to rate and volume.

	For the Six Months Ended June 30, 2025
	Interest Income Increase (Decrease) Due to
	(In thousands)
	Volume	Rate	Total
Interest income:
Loans receivable	$1,098	$1,018	$2,116

Investment securities AFS	37	25	62
Investment securities HTM	(52)	(38)	(90)
Total Investment securities	(15)	(13)	(28)

Short-term investments and other
interest-earning assets	(251)	(311)	(562)
Total interest-earning assets	$832	$694	$1,526

Interest expense:
Deposits	$259	$736	$995

FHLB Borrowings	194	—	194
Subordinated Debentures	(11)	(579)	(590)
Total Borrowings	183	(579)	(396)
Total interest-bearing liabilities	442	157	599

Change in net interest income	$390	$537	$927

BV FINANCIAL, INC. AND SUBSIDIARIES

Net Income. Net income was $2.9, million or $0.29 per diluted share, for the three months ended June 30, 2025 compared to $3.4 million, or $0.32 per diluted share, for the three months ended June 30, 2024. Net income was $5.0 million, or $0.50 per diluted share, for the six months ended June 30, 2025 compared to $6.0, million or $0.52 per diluted share, for the six months ended June 30, 2024. The decreases were due to higher provisions for credit losses and compensation expenses, offset by higher net interest income.

Interest Income. Interest income increased $649,000, or 5.6%, to $12.3 million for the three months ended June 30, 2025 from $11.6 million for the three months ended June 30, 2024. The increase was due primarily to an increase in interest income on loans, partially offset by a decrease in other interest income on cash and cash equivalents. Interest income on loans increased $1.1 million, or 11.4%, to $11.3 million for the three months ended June 30, 2025 from $10.2 million for the three months ended June 30, 2024 due to increases in the average balance and average yield on loans. The average balance of loans increased $46.7 million, or 6.6%, to $752.2 million for the three months ended June 30, 2025 from $705.5 million for the three months ended June 30, 2024. The weighted average yield on loans increased 25 basis points to 6.04% for the three months ended June 30, 2025 compared to 5.79% for the three months ended June 30, 2024, as variable rate loans reset to higher interest rates and the rates on new loans exceeded the rates on paid off loans due to the higher interest rate environment. Interest income on cash and cash equivalents decreased $481,000 to $562,000 for the three months ended June 30, 2025 from $1.0 million for the three months ended June 30, 2024 primarily due to a decrease in average balance of $25.6 million.

Interest income increased $1.5 million, or 6.7%, to $24.1 million for the six months ended June 30, 2025 from $22.6 million for the six months ended June 30, 2024. The increase was due primarily to an increase in interest income on loans, partially offset by a decrease in other interest income on cash and cash equivalents. Interest income on loans increased $2.1 million, or 10.6%, to $22.1 million for the six months ended June 30, 2025 from $19.9 million for the six months ended June 30, 2024 due to increases in the average balance and average yield on loans. The average balance of loans increased $39.0 million, or 5.5%, to $746.0 million for the six months ended June 30, 2025 from $706.9 million for the six months ended June 30, 2024. The weighted average yield on loans increased 43 basis points to 5.97% for the six months ended June 30, 2025 compared to 5.54% for the six months ended June 30, 2024, as variable rate loans reset to higher interest rates and the rates on new loans exceeded the rates on paid off loans due to the higher interest rate environment. Interest income on cash and cash equivalents decreased $562,000 to $1.3 million for the six months ended June 30, 2025 from $1.9 million for the six months ended June 30, 2024 primarily due to a decrease in average balance of $10.8 million and a 73 basis point decrease in the yield.

Interest Expense. Interest expense increased $402,000 or 14.8% to $3.1 million for the three months ended June 30, 2025 from $2.7 million at June 30, 2024. Interest expense on deposits increased $380,000 for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

The increase in interest expense on deposits was due to a 22 basis point increase in the average rate, as well as a $21.9 million increase in the average balance of interest-bearing deposits to $520.5 million for the three months ended June 30, 2025 from $498.5 million for the three months ended June 30, 2024. The average rate on interest-bearing deposits was 2.02% for the three months ended June 30, 2025 compared to 1.80% for the three months ended June 30, 2024 as rates paid increased and depositors moved money into higher-cost certificates of deposit and money market accounts.

Interest expense on FHLB advances for the three months ended June 30, 2025 was $23,000 compared to no expenses for the three months ended June 30, 2024 due to borrowings outstanding at the beginning of the quarter that were fully paid off in April 2025.

Interest expense on subordinated debentures was relatively unchanged at $465,000 in the quarter ended June 30, 2025 compared to $466,000 in the quarter ended June 30, 2024.

Interest expense increased $599,000, or 10.4%, to $6.3 million for the six months ended June 30, 2025 from $5.7 million at June 30, 2024. Interest expense on deposits increased $995,000 for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, due to both higher volumes of interest bearing deposits and higher rates paid on these deposits.

The increase in interest expense on deposits was due to a 40 basis point increase in the average rate, as well as a $26.4 million increase in the average balance of interest-bearing deposits to $521.7 million for the six monthes ended June 30, 2025 from $495.3 million for the six months ended June 30, 2024. The average rate on interest-bearing deposits was 2.02% for the three months ended June 30, 2025 compared to 1.62% for the three months ended June 30, 2024 as rates paid increased and depositors moved money into higher-cost certificates of deposit and money market accounts.

BV FINANCIAL, INC. AND SUBSIDIARIES

Interest expense on subordinated debentures decreased $590,000, or 38.8%, to $931,000 for the six months ended June 30, 2025 compared to $1.5 million for the six months ended June 30, 2024. The decrease was due to the pay-off in the first quarter of 2024 of $3.0 million in junior subordinated debt assumed in a prior acquisition and the concurrent write-off of the purchase accounting adjustment on that debt.

Net Interest Income. Net interest income was $9.2 million for the three months ended June 30, 2025 compared to $8.9 million for the three months ended June 30, 2024.The net interest margin for the three months ended June 30, 2025 was 4.36% compared to 4.33% for the three months ended June 30, 2024. The increase in net interest income was due to higher average balances of interest earning assets and higher yields on these assets offset by a higher average balance of deposits and higher rates paid on deposits.

Net interest income was $17.8 million for the six months ended June 30, 2025, compared to $16.9 million in the six months ended June 30, 2024. The net interest margin for the six months ended June 30, 2025 was 4.24% compared to 4.12% for the six months ended June 30, 2024. The increase in net interest income was due to higher average balances of interest earning assets and higher yields on these assets offsetting the increase in interest expense due to a higher volume of deposits and higher rates paid on deposits.

Provision for Credit Losses. We recorded a provision for credit losses of $178,000 for the three months ended June 30, 2025 compared to a reversal of the provision for credit losses of ($111,000) for the three months ended June 30, 2024. We recorded a provision for credit losses of $475,000 for the six months ended June 30, 2025 compared to a reversal of the provision for credit losses of ($92,000) for the six months ended June 30, 2024. Our allowance for credit losses was $9.2 million at June 30, 2025 compared to $8.5 million at December 31, 2024. The ratio of our allowance for credit losses to total loans was 1.22% at June 30, 2025 compared to 1.15% at December 31, 2024, while the allowance for credit losses to non-performing loans was 208.6% at June 30, 2025 compared to 212.5% at December 31, 2024.

Non-interest Income. For the three months ended June 30, 2025, noninterest income totaled $714,000 compared to $596,000 for the quarter ended June 30, 2024. The increase was attributable to the collection of miscellaneous fees on loans and deposits.

For the six months ended June 30, 2025 and June 30, 2024, noninterest income totaled $1.2 million.

Non-interest Expense. For the three months ended June 30, 2025, noninterest expense totaled $5.8 million compared to $4.9 million for the three months ended June 30, 2024. Compensation and benefits increased $927,000 due to the $1.1 million cost of the equity awards granted under the 2024 Equity Incentive Plan approved by stockholders. All other expense categories combined decreased by $70,000 in the quarter ended June 30, 2025 when compared to the quarter ended June 30, 2024.

For the six months ended June 30, 2025, noninterest expense totaled $11.9 million as compared to $9.8 million for the six months ended June 30, 2024. Compensation and benefits expense increased $2.3 million due to the $2.3 million cost of the equity awards granted under the 2024 Equity Incentive Plan approved by stockholders. All other expense categories combined decreased by $210,000 in the six-month period ended June 30, 2025 when compared to the six month period ended June 30, 2024.

Income Tax Expense. For the three months and six months ended June 30, 2025, income tax expense was $1.1 million for an effective tax rate of 27.3% and $1.7 million for an effective tax rate of 25.2%, respectively. For the three months and six months ended June 30, 2024, income tax expense was $1.3 million for an effective tax rate of 27.9% and $2.3 million for an effective tax rate of 28.2%, respectively. The lower effective tax rate in the six-month period ended June 30, 2025 was due to an accrual adjustment made in the first quarter.

Asset Quality. Non-performing assets at June 30, 2025 totaled $4.5 million consisting of $4.4 million in nonperforming loans and $157,000 in foreclosed real estate, compared to $4.2 million at December 31, 2024, consisting of $4.0 million in non-performing loans and $159,000 in foreclosed real estate. Commercial non-performing loans increased by $650,000 in the six-month period due to a $660,000 loan relationship being placed on non-accrual status. These loans are secured with real estate and business assets. At June 30, 2025, the allowance for credit losses on loans was $9.2 million, which represented 1.22% of total loans and 208.6% of non-performing loans compared to $8.5 million at December 31, 2024, which represented 1.15% of total loans and 212.5% of non-performing loans.

BV FINANCIAL, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from maturities of securities. We also have the ability to borrow from the FHLB. At June 30, 2025, we had a $165.5 million line of credit with the FHLB, and $23.0 million of FHLB in unfunded letters of credit used to secure municipal deposits. The Company also has a $20.0 million short-term unsecured facility from a correspondent bank.

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

We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained. However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances, brokered deposits or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense. At June 30, 2025, the Company had $50.3 million in brokered deposits compared to $10.0 million in brokered deposits at June 30, 2024. In addition, we had $59.1 million of municipal deposits at June 30, 2025, which represented 9.0% of total deposits. The Bank's uninsured deposits totaled $171.5 million, or 24.9% of total deposits, of which $53.2 million were secured using the market value of pledged collateral or letters of credit issued by FHLB, and an additional $28.8 million were deposits of the Company at the Bank.

Capital Resources. At June 30, 2025, the Bank exceeded all of its regulatory capital requirements and was categorized as well capitalized. Management is not aware of any conditions or events since the most recent notification that would change our category.

BV FINANCIAL, INC. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Company is a smaller reporting company.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) as of June 30, 2025. Based on that evaluation, the Company’s management, including the Co-Chief Executive Officers and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2025, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table provides information on repurchases by the Company of its common stock under the Company’s Board approved program during the quarter ended June 30, 2025.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
At March 31, 2025	-	-	-	1,059,404
April 1 - 30, 2025	40,700	15.33	40,700	1,018,704
May 1 - 31, 2025	116,300	15.85	116,300	902,404
June 1 - 30, 2025	120,080	14.73	120,080	782,324
Total	277,080	$15.29	277,080

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

BV FINANCIAL, INC. AND SUBSIDIARIES

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation of BV Financial, Inc. (1)

3.2	Amended and Restated Bylaws of BV Financial, Inc. (2)

31.1 31.2

Certification of Co- Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Certification of Co- Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials for the quarter ended June 30, 2025, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

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

BV FINANCIAL, INC.

Date: August 13, 2025	/s/ Timothy L. Prindle
Timothy L. Prindle Co-President and Chief Executive Officer
Date: August 13, 2025	/s/ David M. Flair
David M. Flair
Co-President and Chief Executive Officer

Date: August 13, 2025	/s/ Michael J. Dee
Michael J. Dee
Executive Vice President and Chief Financial Officer