Form 10-Q
period 2025-09-30
BV Financial, Inc.
filed 2025-11-13
CIK 1302387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2025
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

As of November 7, 2025, the registrant had 8,903,927 shares of common stock outstanding.

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
(dollars in thousands, except per share amounts)	(unaudited)

Assets
Cash	$6,061	$5,842
Interest-bearing deposits in other banks	57,485	64,658
Cash and cash equivalents	63,546	70,500
Equity investment	405	391
Securities available for sale	34,482	37,259
Securities held to maturity (fair value of $5,131 and $5,171, ACL of $2 and $4)	5,784	5,979
Total loans	746,072	737,760
Allowance for credit losses	(8,197)	(8,522)
Net loans	737,875	729,238
Foreclosed real estate	—	159
Premises and equipment, net	12,686	13,224
Federal Home Loan Bank of Atlanta stock, at cost	656	1,366
Investment in life insurance	20,347	20,058
Accrued interest receivable	3,049	3,161
Goodwill	14,420	14,420
Intangible assets, net	696	831
Deferred tax assets, net	9,267	8,899
Other assets	6,173	6,336
Total assets	$909,386	$911,821
Liabilities and Stockholders' Equity
Liabilities
Noninterest-bearing deposits	$134,742	$129,724
Interest-bearing deposits	529,048	521,767
Total deposits	663,790	651,491
FHLB borrowings	—	15,000
Subordinated debentures	35,000	34,883
Other liabilities	20,386	14,948
Total liabilities	719,176	716,322
Stockholders' equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding; Common stock, $0.01 par value; 45,000,000 shares authorized at September 30, 2025 and December 31, 2024; 9,536,094 shares issued and outstanding as of September 30, 2025 and 10,645,284 issued and outstanding as of December 31, 2024	95	106
Paid-in capital	80,151	94,679
Retained earnings	118,185	109,495
Unearned common stock held by employee stock ownership plan	(7,023)	(7,160)
Accumulated other comprehensive loss	(1,198)	(1,621)
Total stockholders' equity	190,210	195,499
Total liabilities and stockholders' equity	$909,386	$911,821

See notes to consolidated financial statements. 1

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(dollars in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
Interest Income	2025	2024	2025	2024
Loans, including fees	$11,519	$10,522	$33,594	$30,481
Investment securities available for sale	329	353	1,003	966
Investment securities held to maturity	46	83	139	266
Other interest income	633	1,192	1,938	3,058
Total interest income	12,527	12,150	36,674	34,771
Interest Expense
Interest on deposits	2,712	2,381	7,935	6,610
Interest on FHLB borrowings	—	—	194	—
Interest on subordinated debentures	465	466	1,396	1,985
Total interest expense	3,177	2,847	9,525	8,595
Net interest income	9,350	9,303	27,149	26,176
(Recovery of) provision for credit losses	(1,014)	(714)	(539)	(806)
Net interest income after provision for credit losses	10,364	10,017	27,688	26,982
Noninterest Income
Service fees on deposits	122	103	337	303
Fees from debit cards	183	175	524	529
Income from investment in life insurance	88	91	289	290
Gain on foreclosed real estate	26	—	26	—
(Loss) on sale of fixed assets	(8)	—	(8)	—
Other income	273	327	760	747
Total noninterest income	684	696	1,928	1,869
Noninterest Expense
Compensation and related benefits	4,064	3,494	12,606	9,714
Occupancy	415	396	1,238	1,242
Data processing	372	366	1,164	1,117
Advertising	5	6	14	16
Professional fees	239	400	718	757
Equipment	92	97	278	301
Foreclosed real estate and holding costs	2	(3)	5	13
Amortization of intangible assets	45	45	135	135
FDIC insurance premiums	83	82	247	246
Other	561	590	1,405	1,751
Total noninterest expense	5,878	5,473	17,810	15,292
Net income before tax	5,170	5,240	11,806	13,559
Income tax expense	1,440	1,442	3,116	3,788
Net income	$3,730	$3,798	$8,690	$9,771
Basic earnings per share	$0.41	$0.35	$0.89	$0.91
Diluted earnings per share	$0.41	$0.35	$0.88	$0.91

See notes to consolidated financial statements. 2

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Net income	$3,730	$3,798	$8,690	$9,771

Other comprehensive income
Unrealized gain on securities available for sale	213	573	583	740
Income tax relating to securities available for sale	(59)	(157)	(160)	(203)
Other comprehensive income	154	416	423	537

Total comprehensive income	$3,884	$4,214	$9,113	$10,308

See notes to consolidated financial statements. 3

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(unaudited)

For the Three Months Ended September 30, 2025 and 2024

(dollars in thousands)	Common stock	Paid-in capital	Unearned common stock held by ESOP	Retained earnings	Accumulated other comprehensive loss	Total

Balance, June 30, 2025	$103	$91,854	$(7,069)	$114,455	$(1,352)	$197,991
Net income	—	—	—	3,730	—	3,730
Other comprehensive income
(net of tax of ($59))	—	—	—	—	154	154
Stock compensation	—	1,037	—	—	—	1,037
Repurchased shares to authorized and unissued	(8)	(12,740)	—	—	—	(12,748)
ESOP shares committed to be released	—	—	46	—	—	46

Balance, September 30, 2025	$95	$80,151	$(7,023)	$118,185	$(1,198)	$190,210

(dollars in thousands)	Common stock	Paid-in capital	Unearned common stock held by ESOP	Retained earnings	Accumulated other comprehensive loss	Total

Balance, June 30, 2024	$114	$110,694	$(7,244)	$103,745	$(1,837)	$205,472
Net income	—	—	—	3,798	—	3,798
Other comprehensive income
(net of tax of ($157))	—	—	—	—	416	416
Stock compensation	3	3	—	—	—	6
ESOP shares committed to be released	—	—	42	—	—	42

Balance, September 30, 2024	$117	$110,697	$(7,202)	$107,543	$(1,421)	$209,734

See notes to consolidated financial statements. 4

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(unaudited)

For the Nine Months Ended September 30, 2025 and 2024

(dollars in thousands)	Common stock	Paid-in capital	Unearned common stock held by ESOP	Retained earnings	Accumulated other comprehensive loss	Total

Balance, December 31, 2024	$106	$94,679	$(7,160)	$109,495	$(1,621)	$195,499
Net income	—	—	—	8,690	—	8,690
Other comprehensive income
(net of tax of ($160))	—	—	—	—	423	423
Stock compensation		3,483	—	—	—	3,483
Repurchased shares to authorized and unissued	(11)	(18,011)	—	—	—	(18,022)
ESOP shares committed to be released	—	—	137	—	—	137

Balance, September 30, 2025	$95	$80,151	$(7,023)	$118,185	$(1,198)	$190,210

(dollars in thousands)	Common stock	Paid-in capital	Unearned common stock held by ESOP	Retained earnings	Accumulated other comprehensive loss	Total

Balance, December 31, 2023	$114	$110,465	$(7,328)	$97,772	$(1,958)	$199,065
Net income	—	—	—	9,771	—	9,771
Other comprehensive income
(net of tax of ($203))	—	—	—	—	537	537
Stock compensation	3	232	—	—	—	235
ESOP shares committed to be released	—	—	126	—	—	126

Balance, September 30, 2024	$117	$110,697	$(7,202)	$107,543	$(1,421)	$209,734

See notes to consolidated financial statements. 5

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2025	2024
Cash flows from operating activities
Net income	$8,690	$9,771
Adjustments to reconcile net income to net cash provided by operating activities
Net accretion of discounts and premiums	116	(22)
Recovery of credit losses	(539)	(806)
Amortization of deferred loan fees/costs	(50)	545
Amortization of intangible assets	135	135
Amortization of debt issuance costs	117	117
Write-off fair market value of subordinated debentures	—	566
Depreciation of premises and equipment	604	625
Deferred tax (benefit) expense	(528)	323
Increase in cash surrender value of life insurance	(289)	(290)
Stock-based compensation expense	3,483	235
ESOP compensation expense	137	126
Decrease in accrued interest and other assets	578	1,663
Increase (decrease) in other liabilities	3,131	(858)
Net cash provided by operating activities	15,585	12,130
Cash flows from investing activities
Increase in equity trading account	(14)	—
Proceeds from maturities and principal payments of investment securities available for sale	17,244	8,440
Purchases of investment securities available for sale	(14,000)	(12,500)
Proceeds from maturities and principal payments of investment securities held to maturity	196	4,179
(Increase) decrease in loans	(8,041)	11,830
Purchase of premises and equipment	(369)	(594)
Proceeds from sale of Federal Home Loan Bank of Atlanta stock	1,014	—
Purchase of Federal Home Loan Bank of Atlanta stock	(304)	(28)
Net cash (used in) provided by investing activities	(4,274)	11,327
Cash flows provided by financing activities
Increase in official checks	2,611	56
Net increase in deposits	12,299	267
Decrease in advance payments by borrowers for taxes and insurance	(153)	(364)
Advances from the Federal Home Loan Bank of Atlanta	6,000	—
Repayment of advances from the Federal Home Loan Bank of Atlanta	(21,000)	—
Repayment of subordinate debt	—	(3,093)
Repurchase of shares	(18,022)	—
Net cash (used in) provided by financing activities	(18,265)	(3,134)
Net (decrease) and increase in cash and cash equivalents	(6,954)	20,323
Cash and cash equivalents at beginning of period	70,500	73,742
Cash and cash equivalents at end of period	$63,546	$94,065
Supplementary cash flows information
Interest paid	$8,318	$7,729
Income taxes paid	$2,425	$4,190
Supplementary noncash transactions

Noncash investing and financing activities:
Net change on available for sale securities	$(583)	$(366)
Deferred tax assets	160	204
Net change in adjusted other comprehensive income	423	537

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

Basis of Financial Statement Presentation and Significant Estimates

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for credit losses, goodwill impairment, and the valuation of deferred tax assets. The Company currently files state tax returns and pays state taxes in Maryland and Florida. The amount of taxes in each state is based on the revenues received in those jurisdictions. The Company is performing a study to determine whether there are additional states in which it has filing obligations and potential tax liabilities. The results of this study, which is expected to be completed in

BV FINANCIAL, INC. AND SUBSIDIARIES

the fourth quarter of 2025, may result in additional state tax liabilities and an adjustment to deferred tax assets, either of which could increase our income tax expense and have an adverse impact on our net income.

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

When the fair value of an AFS debt security has declined below its amortized cost basis, the Company is required to assess whether the decline is from a credit loss or other factors. For any security, an analysis is performed on the individual security using the latest available information to determine if the decline in fair value is attributable to a credit loss. If such determination is made, the Company would record an allowance for credit loss for the debt instrument. As of September 30, 2025 and September 30, 2024, we recognized no credit losses on AFS securities.

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

The allowance for credit losses ("ACL") for HTM securities is computed using bond global default rates tracked by S&P with a loss given default of 45%. Accrued interest receivable on the HTM debt securities excluded from this analysis totaled $12,000 at September 30, 2025. At September 30, 2025 and 2024, the ACL for HTM securities was $2,147 and $4,163 respectively.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank System to hold stock of its district Federal Home Loan Bank (the "FHLB") in an amount determined by both asset size and borrowings from the FHLB. Purchases and sales of stock are made directly with the FHLB at par value.

The Bank held $656,000 and $1.4 million of FHLB restricted stock at September 30, 2025 and December 31, 2024, respectively.

BV FINANCIAL, INC. AND SUBSIDIARIES

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

BV FINANCIAL, INC. AND SUBSIDIARIES

The establishment of the ACL is significantly affected by management's judgment and by economic and other uncertainties, and different amounts may be reported under different conditions or assumptions. The FDIC and the Maryland Office of the Commissioner of Financial Regulation, as an integral part of their examination process, periodically review the ACL for reasonableness and, as a result of such reviews, we may be required to increase our ACL or recognize loan charge-offs.

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

Deferred Income Taxes

Deferred income taxes are recognized for temporary differences between the financial reporting basis and income tax basis of assets and liabilities based on enacted tax rates expected to be in effect when such amounts are realized or settled. Deferred tax assets are recognized only to the extent that it is more likely than not that such amounts will be realized based on consideration of available evidence. The Company currently files state tax returns and pays state taxes in Maryland and Florida. The amount of taxes in each state is based on the revenues received in those jurisdictions. The Company is performing a study to determine whether there are additional states in which it has filing obligations and potential tax liabilities. The results of this study, which is expected to be completed in the fourth quarter of 2025, may result in additional state tax liabilities and an adjustment to deferred tax assets, either of which could increase our income tax expense and have an adverse impact on our net income.

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

Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the appropriate period. Diluted earnings per share are computed by dividing net income by the weighted average shares outstanding as adjusted for the dilutive effect of stock options based on the treasury stock method. Unearned ESOP shares are removed from the weighted average number of shares in the calculations. As of September 30, 2025 and September 30, 2024, the Company had 931,579 and 934,564 outstanding stock options, respectively. As a result of the Conversion, the number of shares subject to stock options and the exercise price of the options were adjusted to reflect the 1.5309-to-1 exchange ratio. Options with an exercise price greater than the average market price of the common shares are excluded from the calculation as their effect would be anti-dilutive. There were no anti-dilutive options outstanding for the three and nine months ended September 30, 2025 or 2024.

Information related to the calculation of earnings per share is presented in Note 12.

BV FINANCIAL, INC. AND SUBSIDIARIES

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

BV FINANCIAL, INC. AND SUBSIDIARIES

Note 2 - Securities

Securities available for sale at September 30, 2025 and December 31, 2024 consisted of the following:

	September 30, 2025
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Available for sale
Agencies	$423	$—	$1	$422
Corporate securities	2,230	—	111	2,119
Mortgage-backed securities	21,201	11	1,566	19,646
Treasuries	12,280	15	—	12,295
Total	$36,134	$26	$1,678	$34,482

	December 31, 2024
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Available for sale
Agencies	$528	$—	$6	$522
Corporate securities	1,727	—	192	1,535
Mortgage-backed securities	22,950	6	2,062	20,894
Treasuries	14,289	19	—	14,308
Total	$39,494	$25	$2,260	$37,259

BV FINANCIAL, INC. AND SUBSIDIARIES

Securities held to maturity at September 30, 2025 and December 31, 2024 consisted of the following:

	September 30, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Held to maturity
Corporate securities (1)	$3,198	$—	$234	$2,964
Mortgage-backed securities	2,586	3	422	2,167
Total	$5,784	$3	$656	$5,131

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Held to maturity
Corporate securities (1)	$3,196	$—	$336	$2,860
Mortgage-backed securities	2,783	2	474	2,311
Total	$5,979	$2	$810	$5,171

(1) Amount is net of CECL credit reserve of $2,000 at September 30, 2025 and $4,000 at December 31, 2024.

The Company pledged securities with an amortized cost of $30.3 million and a fair value of $28.4 million at September 30, 2025 to secure deposits from municipalities. At December 31, 2024, the Company pledged securities with an amortized cost of $33.6 million and a fair value of $31.2 million to secure deposits from municipalities. The amortized cost and fair value of securities as of September 30, 2025 and December 31, 2024, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without prepayment penalties.

	September 30, 2025
	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	cost	value	cost	value

Maturing
Due under one year	$20,585	$20,567	$2,598	$2,433
Due after one year through five years	3,535	3,537	842	771
Due after five years through ten years	1,697	1,551	303	291
Due after ten years	10,317	8,827	2,041	1,636
Total	$36,134	$34,482	$5,784	$5,131

All mortgage-backed securities are guaranteed by Freddie Mac, Fannie Mae or Ginnie Mae.

BV FINANCIAL, INC. AND SUBSIDIARIES

Investment securities with unrealized losses for continuous periods of less than 12 months and 12 months or longer are as follows:

	Less than 12 months		Over 12 months		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
September 30, 2025	losses	value	losses	value	losses	value
(dollars in thousands)
Available for sale
Agency securities	$1	$422	$—	$—	$1	$422
Corporate securities	—	—	111	1,619	111	1,619
Mortgage-backed securities	1	569	1,565	14,475	1,566	15,044
Total	$2	$991	$1,676	$16,094	$1,678	$17,085

Held to maturity
Corporate securities (1)	$—	$—	$234	$2,964	234	2,964
Mortgage-backed securities	—	3	422	1,951	422	1,954
Total	$—	$3	$656	$4,915	$656	$4,918

	Less than 12 months		Over 12 months		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
December 31, 2024	losses	value	losses	value	losses	value
(dollars in thousands)
Available for sale
Agency securities	$6	$522	$—	$—	$6	$522
Corporate securities	—	—	192	1,535	192	1,535
Mortgage-backed securities	—	214	2,062	18,400	2,062	18,614
Total	$6	$736	$2,254	$19,935	$2,260	$20,671

Held to maturity
Corporate securities (1)	$—	$—	$336	$2,860	$336	$2,860
Mortgage-backed securities	1	31	473	2,162	474	2,193
Total	$1	$31	$809	$5,022	$810	$5,053

(1) Fair value amount is net of CECL credit reserve of $2,000 at September 30, 2025 and $4,000 at December 31, 2024.

As of September 30, 2025 and December 31, 2024, the Company determined that for its available-for-sale debt securities in an unrealized loss position, it did not intend to sell nor was it more likely than not that it would be required to sell any security and that the decline in fair value was not due to credit factors, but due to changes in interest rates and other factors. Accordingly, at September 30, 2025 and December 31, 2024, the Company did not record an allowance for credit losses for its available-for-sale debt securities.

BV FINANCIAL, INC. AND SUBSIDIARIES

We monitor the credit quality of HTM debt securities through both internal analysis performed on a quarterly basis and credit ratings when available. The following table reflects the credit ratings for the HTM debt securities at September 30, 2025.

(dollars in thousands)	AAA	A-	BBB/BBB+	BBB-	Not Rated	Total

Corporate securities	$—	$500	$1,248	$700	$750	$3,198
Mortgage-backed securities	2,586	—	—	—	—	2,586
	$2,586	$500	$1,248	$700	$750	$5,784

The following table provides a breakdown of our HTM debt securities by year of origination at September 30, 2025.

(dollars in thousands)	Total	2025	2024	2023	2022	2021	Prior
Corporate securities	$3,198	$—	$—	$—	$750	$2,448	$—
Mortgage-backed securities	2,586	—	—	—	1,791	84	711
	$5,784	$—	$—	$—	$2,541	$2,532	$711

The following table is a roll forward of our allowance for credit losses on HTM debt securities at September 30, 2025 and 2024.

(dollars in thousands)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Beginning balance	$3	$5	$4	$6
(Recovery) for credit losses	(1)	(1)	(2)	(2)
Ending Balance	$2	$4	$2	$4

BV FINANCIAL, INC. AND SUBSIDIARIES

Note 3 – Loans Receivable

Portfolio loans, net of deferred costs and fees, are summarized by type as follows at September 30, 2025 and December 31, 2024:

	Period Ended
	September 30, 2025		December 31, 2024
(dollars in thousands)	Amount	Percent	Amount	Percent
Real estate
One to four family - owner occupied	$158,585	21.26%	$141,867	19.23%
One to four family - non owner occupied	94,377	12.65%	99,824	13.53%
Commercial owner occupied	80,209	10.75%	82,614	11.20%
Commercial investor	312,855	41.93%	328,680	44.56%
Construction and land	36,910	4.95%	30,578	4.14%
Farm loans	7,305	0.98%	11,329	1.54%
Total real estate loans	690,241	92.52%	694,892	94.20%

Marine and other consumer loans	15,183	2.04%	16,772	2.27%
Guaranteed by U.S. Government	2,231	0.30%	2,902	0.39%
Commercial	38,417	5.15%	23,194	3.14%
Total consumer and commercial	55,831	7.48%	42,868	5.80%

Total loans	746,072	100.0%	737,760	100.0%
Allowance for credit losses	(8,197)		(8,522)
Total loans, net of deferred costs and fees	$737,875		$729,238

Net deferred loan origination fees at September 30, 2025 and December 31, 2024 totaled $2.3 million and $2.2 million, respectively.

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

Non-accrual loans as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025			December 31, 2024
	No	With an		No	With an
(dollars in thousands)	Allowance	Allowance	Total	Allowance	Allowance	Total
Real estate
One to four family - owner occupied	$833	$—	$833	$1,218	$—	$1,218
One to four family - non owner occupied	343	—	343	280	—	280
Commercial owner occupied	871	—	871	1,323	—	1,323
Commercial investor	416	—	416	772	—	772
Construction and land	26	—	26	26	—	26
Total real estate loans	2,489	—	2,489	3,619	—	3,619

Marine and other consumer loans	10	—	10	11	—	11
Commercial	631	380	1,011	—	380	380
Total consumer and commercial loans	641	380	1,021	11	380	391

Total nonaccrual loans	$3,130	$380	$3,510	$3,630	$380	$4,010

Loans can be current but classified as non-accrual due to customer operating results or payment history. All interest accrued but not collected from loans that are placed on non-accrual status or charged-off is reversed against interest income. In accordance with the Company’s policy, such interest income is recognized on a cash basis or cost-recovery method, until qualifying for return to accrual status. Interest that would have been accrued under the terms of the non-accrual loans had such loans been performing according to their terms was approximately $217,000 for the nine months ended September 30, 2025 and $245,000 for the nine months ended September 30, 2024.

The Company considers a loan to be past due or delinquent when the terms of the contractual obligation are not met by the borrower. An analysis of days past due loans as of September 30, 2025 was as follows:

	September 30, 2025
	30 - 59	60 - 89	90+
	Days	Days	Days	Total	Current	Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Real estate
One to four family - owner occupied	$390	$357	$739	$1,486	$157,099	$158,585
One to four family - non owner occupied	53	46	77	176	94,201	94,377
Commercial owner occupied	691	81	—	772	79,437	80,209
Commercial investor	—	—	—	—	312,855	312,855
Construction and land	—	—	26	26	36,884	36,910
Farm loans	—	—	—	—	7,305	7,305
Total real estate loans	1,134	484	842	2,460	687,781	690,241

Marine and other consumer loans	43	4	10	57	15,126	15,183
Guaranteed by U.S. Government	—	—	—	—	2,231	2,231
Commercial	—	—	380	380	38,037	38,417
Total consumer and commercial loans	43	4	390	437	55,394	55,831

Total loans	$1,177	$488	$1,232	$2,897	$743,175	$746,072

BV FINANCIAL, INC. AND SUBSIDIARIES

An analysis of days past due loans as of December 31, 2024 was as follows:

	December 31, 2024
	30 - 59	60 - 89	90+
	Days	Days	Days	Total	Current	Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Real estate
One to four family - owner occupied	$2,923	$558	$608	$4,089	$137,778	$141,867
One to four family - non owner occupied	576	—	0	576	99,248	99,824
Commercial owner occupied	408	—	656	1,064	81,550	82,614
Commercial investor	0	—	—	—	328,680	328,680
Construction and land	299	—	—	299	30,279	30,578
Farm loans	—	—	—	—	11,329	11,329
Total real estate loans	4,206	558	1,264	6,028	688,864	694,892

Marine and other consumer loans	9	—	11	20	16,752	16,772
Guaranteed by U.S. Government	9	52	—	61	2,841	2,902
Commercial	—	—	380	380	22,814	23,194
Total consumer and commercial loans	18	52	391	461	42,407	42,868

Total loans	$4,224	$610	$1,655	$6,489	$731,271	$737,760

Allowance for Credit Losses

The following tables detail activity in the ACL at and for the three and nine months ended September 30, 2025 and 2024. An allocation of the allowance to one category of loans does not prevent the Company from using that allowance to absorb losses in a different category.

Three months ended	September 30, 2025
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions (Recovery)	Ending Balance
Real estate
One to four family - owner occupied	$2,211	$—	$3	$(614)	$1,600
One to four family - non owner occupied	667	—	16	(37)	646
Commercial owner occupied	495	—	—	(81)	414
Commercial investor	3,733	—	—	(163)	3,570
Construction and land	868	—	1	(147)	722
Farm loans	97	—	—	(55)	42
Total real estate loans	8,071	—	20	(1,097)	6,994

Marine and other consumer loans	370	(3)	1	(25)	343
Commercial	718	—	—	142	860
Total consumer and commercial	1,088	(3)	1	117	1,203

Total loans	$9,159	$(3)	$21	$(980)	$8,197

BV FINANCIAL, INC. AND SUBSIDIARIES

Three months ended	September 30, 2024
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions (recovery)	Ending Balance
Real estate
One to four family - owner occupied	$1,627	$—	$3	$(401)	$1,229
One to four family - non owner occupied	1,002	—	128	(414)	716
Commercial owner occupied	514	—	—	(18)	496
Commercial investor	3,709	—	—	605	4,314
Construction and land	745	—	1	(332)	414
Farm loans	257	—	—	(157)	100
Total real estate loans	7,854	—	132	(717)	7,269

Marine and other consumer loans	434	—	—	(21)	413
Commercial	259	—	—	60	319
Total consumer and commercial	693	—	—	39	732

Total loans	$8,547	$—	$132	$(678)	$8,001

Nine months ended	September 30, 2025
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions (recovery)	Ending Balance
Real estate
One to four family - owner occupied	$1,858	$—	$19	$(277)	$1,600
One to four family - non owner occupied	742	—	47	(143)	646
Commercial owner occupied	511	—	—	(97)	414
Commercial investor	3,592	—	—	(22)	3,570
Construction and land	940	—	2	(220)	722
Farm loans	69	—	—	(27)	42
Total real estate loans	7,712	—	68	(786)	6,994

Marine and other consumer loans	399	(8)	2	(50)	343
Commercial	411	—	—	449	860
Total consumer and commercial	810	(8)	2	399	1,203

Total loans	$8,522	$(8)	$70	$(387)	$8,197

Nine months ended	September 30, 2024
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions (recovery)	Ending Balance
Real estate
One to four family - owner occupied	$1,728	$—	$112	$(611)	$1,229
One to four family - non owner occupied	1,030	(1)	169	(482)	716
Commercial owner occupied	563	—	3	(70)	496
Commercial investor	3,725	—	—	589	4,314
Construction and land	772	—	3	(361)	414
Farm loans	179	—	—	(79)	100
Total real estate loans	7,997	(1)	287	(1,014)	7,269

Marine and other consumer loans	403	(3)	1	12	413
Commercial	154	—	—	165	319
Total consumer and commercial	557	(3)	1	177	732

Total loans	$8,554	$(4)	$288	$(837)	$8,001

BV FINANCIAL, INC. AND SUBSIDIARIES

The following table summarizes the ACL provision activity for the three and nine months ended September 30, 2025 and 2024.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Provision for (recovery of) credit losses - loans	$(980)	$(678)	$(387)	$(837)
Provision for (recovery of) allowance for securities - HTM	(1)	—	(1)	(2)
Provision for (recovery of ) allowance for credit losses - unfunded commitments	(33)	(36)	(151)	33
Provision for (recovery of) credit losses per the consolidated statements of income	$(1,014)	$(714)	$(539)	$(806)

BV FINANCIAL, INC. AND SUBSIDIARIES

Term Loans by Origination Year

(dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at September 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total
One to four family - owner occupied
Pass	$28,419	$22,815	$5,335	$7,559	$12,576	$70,214	$11,083	$158,001
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	331	253	—	584
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One to four family - owner occupied	$28,419	$22,815	$5,335	$7,559	$12,907	$70,467	$11,083	$158,585
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

One to four family - non owner occupied
Pass	$6,218	$4,645	$12,223	$27,314	$15,123	$28,141	$—	$93,664
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	713	—	713
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One to four family - non owner occupied	$6,218	$4,645	$12,223	$27,314	$15,123	$28,854	$—	$94,377
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Commercial owner occupied
Pass	$2,810	$4,491	$19,899	$10,356	$5,695	$35,019	$—	$78,270
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	294	1,645	—	1,939
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial owner occupied	$2,810	$4,491	$19,899	$10,356	$5,989	$36,664	$—	$80,209
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Commercial investor
Pass	$20,152	$35,136	$61,530	$81,483	$65,613	$48,525	$—	$312,439
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	416	—	416
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial investor	$20,152	$35,136	$61,530	$81,483	$65,613	$48,941	$—	$312,855
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Construction and land
Pass	$5,560	$28,111	$274	$1,954	$471	$514	$—	$36,884
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	26	—	26
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Construction and land	$5,560	$28,111	$274	$1,954	$471	$540	$—	$36,910
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Farm loans
Pass	$—	$313	$—	$304	$1,754	$4,934	$—	$7,305
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Farm loans	$—	$313	$—	$304	$1,754	$4,934	$—	$7,305
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Marine and other consumer loans
Pass	$865	$2,091	$2,438	$1,614	$4,768	$3,407	$—	$15,183
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Marine and other consumer loans	$865	$2,091	$2,438	$1,614	$4,768	$3,407	$—	$15,183
Current Period Gross Write-off	$—	$—	$—	$—	$—	$8	$—	$8

Guaranteed by U.S. Government
Pass	$—	$—	$—	$—	$—	$2,231	$—	$2,231
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Guaranteed by U.S. Government	$—	$—	$—	$—	$—	$2,231	$—	$2,231
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$9,541	$6,993	$199	$1,410	$10,613	$8,650	$—	$37,406
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	380	—	631	—	1,011
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial	$9,541	$6,993	$199	$1,790	$10,613	$9,281	$—	$38,417
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

(dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at September 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total
Total Loans
Pass	$73,565	$104,595	$101,898	$131,994	$116,613	$201,635	$11,083	$741,383
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	380	625	3,684	—	4,689
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total loans	$73,565	$104,595	$101,898	$132,374	$117,238	$205,319	$11,083	$746,072

BV FINANCIAL, INC. AND SUBSIDIARIES

Term Loans by Origination Year

(dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
One to four family - owner occupied
Pass	$24,477	$5,517	$7,718	$12,903	$9,523	$69,150	$11,871	$141,159
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	338	—	370	—	708
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One to four family - owner occupied	$24,477	$5,517	$7,718	$13,241	$9,523	$69,520	$11,871	$141,867
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

One to four family - non owner occupied
Pass	$5,483	$13,078	$28,690	$16,470	$9,607	$25,782	$1	$99,111
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	232	481	—	713
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One to four family - non owner occupied	$5,483	$13,078	$28,690	$16,470	$9,839	$26,263	$1	$99,824
Current Period Gross Write-off	$—	$—	$—	$—	$—	$1	$—	$1

Commercial owner occupied
Pass	$4,433	$20,314	$10,753	$6,144	$5,192	$31,608	$—	$78,444
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	2,261	1,909	—	4,170
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial owner occupied	$4,433	$20,314	$10,753	$6,144	$7,453	$33,517	$—	$82,614
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Commercial investor
Pass	$41,332	$65,585	$99,623	$71,681	$15,340	$34,347	$—	$327,908
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	772	—	772
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial investor	$41,332	$65,585	$99,623	$71,681	$15,340	$35,119	$—	$328,680
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Construction and land
Pass	$26,399	$1,113	$863	$1,279	$—	$898	$—	$30,552
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	26	—	26
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Construction and land	$26,399	$1,113	$863	$1,279	$—	$924	$—	$30,578
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Farm loans
Pass	$315	$—	$4,131	$1,787	$—	$5,096	$—	$11,329
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Farm loans	$315	$—	$4,131	$1,787	$—	$5,096	$—	$11,329
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Marine and other consumer loans
Pass	$2,236	$3,195	$1,749	$5,251	$1,599	$2,742	$—	$16,772
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Marine and other consumer loans	$2,236	$3,195	$1,749	$5,251	$1,599	$2,742	$—	$16,772
Current Period Gross Write-off	$—	$—	$—	$—	$—	$3	$—	$3

Guaranteed by U.S. Government
Pass	$—	$—	$—	$—	$20	$2,882	$—	$2,902
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Guaranteed by U.S. Government	$—	$—	$—	$—	$20	$2,882	$—	$2,902
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$5,847	$360	$2,738	$4,214	$6,151	$2,836	$—	$22,146
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	380	—	—	668	—	1,048
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial	$5,847	$360	$3,118	$4,214	$6,151	$3,504	$—	$23,194
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

(dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
Total Loans
Pass	$110,522	$109,162	$156,265	$119,729	$47,432	$175,341	$11,872	$730,323
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	380	338	2,493	4,226	—	7,437
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total loans	$110,522	$109,162	$156,645	$120,067	$49,925	$179,567	$11,872	$737,760

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

Through our loan evaluation process, we have identified certain loans for which the primary source of loan repayment may no longer be a viable option. The Company is dependent on the liquidation of the collateral to provide funds for repayment of the loan. The following table shows the loans determined by management to be collateral dependent at September 30, 2025.

	Loan Balance	Estimated Collateral Values	Loan Balance	Estimated Collateral Values
(dollars in thousands)	Real Estate	Real Estate	Business\Other Assets	Business\Other Assets
One to four family - owner occupied	$833	$4,467	$—	$—
One to four family - non-owner occupied	343	1,074	—	—
Commercial owner occupied real estate	871	2,250	—	—
Commercial investor real estate	416	1,500	—	—
Construction and land	26	666	—	—
Commercial	1,011	3,214	—	122
Marine and other consumer	10	—	—	50
Total	$3,510	$13,171	$—	$172

BV FINANCIAL, INC. AND SUBSIDIARIES

Borrowers experiencing financial difficulty ("BEFD") modifications included in the collateral dependent schedule above, as of September 30, 2025 were as follows:

(dollars in thousands)	Number of Loans	Amortized Cost
One to four family - owner occupied	8	$1,002
One to four family - non owner occupied	1	125
Commercial owner occupied	—	—
Commercial investor real estate	1	416
Commercial	2	631

Total BEFD modification loans	12	$2,174

Modifications on non-accrual	3	$1,047

There was one BEFD modification past due as of September 30, 2025. This was a 1-4 family owner occupied loan with an amortized cost of $117,000.

The following tables detail the amortized cost basis for loans modified to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2025.

	Three months ended September 30, 2025
(dollars in thousands)	Term Extensions	Payment Deferral and Term Extensions	Total	Percentage of Total Loans
Commercial investor real estate	$416	$—	$416	0.06%
Total	$416	$—	$416	0.06%

	Nine months ended September 30, 2025
(dollars in thousands)	Term Extensions	Payment Deferral and Term Extensions	Total	Percentage of Total Loans
One to four family - owner occupied	$101	$—	$101	0.01%
Commercial investor real estate	416	—	416	0.06%
Commercial	631	—	631	0.08%
Total	$1,148	$—	$1,148	0.15%

Note 4 - Goodwill And Other Intangible Assets

Goodwill and other intangible assets are presented in the tables below.

(dollars in thousands)	As of September 30, 2025	As of December 31, 2024

Goodwill	$14,420	$14,420

	September 30, 2025			December 31, 2024
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net

Core deposit intangible	$1,868	$1,172	$696	$1,868	$1,037	$831

BV FINANCIAL, INC. AND SUBSIDIARIES

As of September 30, 2025 future estimated annual amortization expense is as follows:

Year ending
(dollars in thousands)
2025	$45
2026	180
2027	180
2028	180
2029	72
Thereafter	39
Total Estimated Amortization Expense	$696

Management performed its annual analysis of goodwill and core deposit intangibles during the third quarter of 2025 and concluded that there was no impairment at September 30, 2025. At September 30, 2025, management's analysis concluded that there were no changes in the Company's financial statements or operations subsequent to the annual analysis that would indicate that it was more likely than not that goodwill or core deposit intangible was impaired.

Note 5 – Foreclosed Real Estate

Foreclosed real estate assets are presented net of the valuation allowance. The Company considers foreclosed real estate as classified assets for regulatory and financial reporting. Foreclosed real estate carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related selling costs. The Company had foreclosed real estate of $0 and $159,000 at September 30, 2025 and December 31, 2024, respectively.

During the three months ended September 30, 2025 and September 30, 2024, the Company incurred foreclosed real estate expenses of $2,000 and $0, respectively.

The Company had $288,000 and $84,000 in loans secured by residential real estate for which formal foreclosure proceedings were in process as of September 30, 2025 and December 31, 2024, respectively.

The table below shows the foreclosed real estate roll forward balance as of September 30, 2025.

(dollars in thousands)	September 30, 2025	December 31, 2024
Beginning of period balance	$159	$160
Principal payments	(159)	(1)
End of period balance	$—	$159

Note 6 - Deposits

Deposits consisted of the following:

	September 30, 2025		December 31, 2024
(dollars in thousands)	Balance	Percentage	Balance	Percentage
Noninterest-bearing checking accounts	$134,742	20.30%	$129,724	19.91%
Interest-bearing checking accounts	76,665	11.55%	82,954	12.73%
Money market accounts	127,872	19.26%	121,558	18.66%
Savings accounts	131,182	19.76%	127,207	19.53%
Certificates of deposit	193,329	29.13%	190,048	29.17%
Total deposits	$663,790	100.00%	$651,491	100.00%

At September 30, 2025, and December 31, 2024, the Bank had two account relationships from local government entities that comprised 2.1% and 1.7% of total deposits, respectively. The Company had $50.3 million and $50.0 million of brokered certificates of deposits at September 30, 2025 and December 31, 2024, respectively.

BV FINANCIAL, INC. AND SUBSIDIARIES

At September 30, 2025 and December 31, 2024, the Bank had $26.4 million and $25.9 million in certificates of deposits of $250,000 or more, respectively. Deposits in excess of $250,000 may not be insured by the FDIC.

BV FINANCIAL, INC. AND SUBSIDIARIES

At September 30, 2025 scheduled maturities of certificates of deposits are as follows:

(dollars in thousands)	September 30, 2025
Within one year	$85,163
Year 2	11,428
Year 3	8,882
Year 4	12,950
Year 5	74,906
Thereafter	—
Total certificates of deposit	$193,329

Note 7 - Borrowings And Subordinated Debt

A summary of the Company’s borrowings and subordinated debt at September 30, 2025 and December 31, 2024 are indicated as follows:

		September 30, 2025		December 31, 2024
(dollars in thousands)	Maturity	Balance	Rate	Balance	Rate
					—
Federal Home Loan Bank Advance	2025	$—	—	$15,000	4.57%
BV Financial Inc. Series 2020 Notes	2030	35,000	4.88%	35,000	4.88%
Total Borrowings, gross		35,000		50,000
Less: Debt issuance costs		—		(117)
Total Borrowings, net		$35,000		$49,883

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

BV FINANCIAL, INC. AND SUBSIDIARIES

The table below details the right of use asset (net of accumulated amortization), lease liability and other information related to the Company's operating leases:

	Consolidated Balance
(dollars in thousands)	Sheet Classification	September 30, 2025	December 31, 2024

Operating lease right of use asset	Other assets	$765	$926
Operating lease liabilities	Other liabilities	$808	$967

Other information related to leases:
Weighted average remaining lease term of operating leases		4.3 years	4.7 years
Weighted average discount rate of operating leases		4.48%	4.40%

The table below details the Company's lease cost, which is included in occupancy expense in the Consolidated Statements of Income.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2025	2024	2025	2024

Operating lease cost	$76	$76	$221	$224

Cash paid for lease liability	$60	$58	$177	$172

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

(dollars in thousands)	As of September 30, 2025
Lease payments due:
Within one year	$248
After one but within two years	165
After two but within three years	75
After three but within four years	75
After four but within five years	75
After five years	210
Total undiscounted lease payments	848
Less: imputed interest	40
Present value of operating lease liabilities	$808

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

					To be well
					capitalized under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
As of September 30, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Tier 1 Leverage ratio	$177,326	19.97%	$35,512	4.00%	$44,390	5.00%

Tier 1 capital (to risk-weighted assets)	$177,326	25.54%	$41,658	6.00%	$55,544	8.00%

Common Equity Tier 1 Capital Ratio (to risk-weighted assets)	$177,326	25.54%	$31,244	4.50%	$45,130	6.50%

Total Capital ratio (to risk-weighted assets)	$185,729	26.75%	$55,544	8.00%	$69,431	10.00%

					To be well capitalized under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
As of December 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Tier 1 Leverage ratio	$171,775	19.83%	$34,657	4.00%	$43,322	5.00%

Tier 1 capital (to risk-weighted assets)	$171,775	24.24%	$42,514	6.00%	$56,685	8.00%

Common Equity Tier 1 Capital Ratio (to risk-weighted assets)	$171,775	24.24%	$31,885	4.50%	$46,056	6.50%

Total Capital ratio (to risk-weighted assets)	$180,632	25.49%	$56,685	8.00%	$70,856	10.00%

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

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s quarterly valuation process. Intra-quarter transfers in and out of level 3 assets and liabilities recorded at fair value on a recurring basis are disclosed. There were no such transfers during the quarter ended September 30, 2025 or the year ended December 31, 2024.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets as of September 30, 2025 and December 31, 2024 measured at fair value on a recurring basis.

		Level 1	Level 2	Level 3
		Quoted prices	Significant	Significant
		in active	other	other
		markets for	observable	unobservable
As of September 30, 2025	Total	identical assets	inputs	inputs
	(dollars in thousands)
Securities available for sale
Agencies	$422	$—	$422	$—
Corporate securities	2,119	—	2,119	—
Mortgage-backed securities	19,646	—	19,646	—
Treasuries	12,295	—	12,295	—
	$34,482	$—	$34,482	$—

		Level 1	Level 2	Level 3
		Quoted prices	Significant	Significant
		in active	other	other
		markets for	observable	unobservable
As of December 31, 2024	Total	identical assets	inputs	inputs
	(dollars in thousands)
Securities available for sale
Agencies	$522	$—	$522	$—
Corporate securities	1,535	—	1,535	—
Mortgage-backed securities	20,894	—	20,894	—
Treasuries	14,308	—	14,308	—
	$37,259	$—	$37,259	$—

BV FINANCIAL, INC. AND SUBSIDIARIES

The Company may be required to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a non-recurring basis as of September 30, 2025 and December 31, 2024 were included in the tables below.

		Level 1	Level 2	Level 3
		Quoted prices	Significant	Significant
		in active	other	other
		markets for	observable	unobservable
As of September 30, 2025	Total	identical assets	inputs	inputs
(dollars in thousands)
Individually evaluated loans	$3,510	$—	$—	$3,510
Foreclosed real estate and repossessed assets	—	—	—	—
	$3,510	$—	$—	$3,510

		Level 1	Level 2	Level 3
		Quoted prices	Significant	Significant
		in active	other	other
		markets for	observable	unobservable
As of December 31, 2024	Total	identical assets	inputs	inputs
(dollars in thousands)
Individually evaluated loans	$4,010	$—	$—	$4,010
Foreclosed real estate and repossessed assets	159	—	—	159
	$4,169	$—	$—	$4,169

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

BV FINANCIAL, INC. AND SUBSIDIARIES

The Company’s estimated fair values of financial instruments are presented in the following table.

		September 30, 2025		December 31, 2024
	Fair value	Carrying	Fair	Carrying	Fair
(dollars in thousands)	hierarchy	amount	value	amount	value

Financial assets
Cash and cash equivalents	Level 1	$63,546	$63,546	$70,500	$70,500
Equity investment	Level 1	405	405	391	391
Securities held to maturity	Level 2	5,784	5,131	5,979	5,171
Securities held to available for sale	Level 2	34,482	34,482	37,259	37,259
Federal Home Loan Bank of Atlanta stock	Level 2	656	656	1,366	1,366
Loans receivable	Level 3	737,875	734,840	729,238	722,005
Accrued interest receivable	Level 2	3,049	3,049	3,161	3,161

Financial liabilities
Deposits	Level 3	$663,790	$567,824	$651,491	$574,273
FHLB Borrowings	Level 2	—	—	15,000	15,000
Subordinated Debentures	Level 3	35,000	32,977	34,883	31,117
Accrued interest payable	Level 2	1,553	1,553	346	346

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

For the three and nine months ended September 30, 2025, and 2024, there were no stock options which were excluded from the calculation as their effect would be anti-dilutive. Basic and diluted earnings per share have been computed based on weighted-average common and common equivalent shares outstanding as follows:

	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2025		2024		2025		2024
(Amounts in thousands, except per share data)	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net income	$3,730	$3,730	$3,798	$3,798	$8,690	$8,690	$9,771	$9,771
Weighted average common shares outstanding	9,079	9,079	10,752	10,752	9,778	9,778	10,686	10,686
Dilutive securities
Stock options	—	117	—	30	—	90	—	33
Adjusted weighted average shares outstanding	9,079	9,196	10,752	10,782	9,778	9,868	10,686	10,719
Earnings -per share amount	$0.41	$0.41	$0.35	$0.35	$0.89	$0.88	$0.91	$0.91

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

The Company currently files state tax returns and pays state taxes in Maryland and Florida. The amount of taxes in each state is based on the revenues received in those jurisdictions. The Company is performing a study to determine whether there are additional states in which it has filing obligations and potential tax liabilities. The results of this study, which is expected to be completed in the fourth quarter of 2025, may result in additional state tax liabilities and an adjustment to deferred tax assets, either of which could increase our income tax expense and have an adverse impact on our net income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024

Current expense
Federal	$1,025	$860	$2,540	$2,375
State	433	371	1,104	1,090
Total current expense	1,458	1,231	3,644	3,465
Deferred expense	(18)	211	(528)	323
Income tax expense	$1,440	$1,442	$3,116	$3,788

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

Note 15 – Subsequent Events

In a press release dated October 17, 2025, the Company announced the adoption and regulatory non-objection for a stock repurchase program for up to 10% of the Company's outstanding shares of common stock.

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

Goodwill

The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates it is likely impairment has occurred. Goodwill impairment is determined by comparing the fair value of a reporting unit to its carrying amount. In any given year, the Company may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is in excess of its carrying value. If it is not more likely than not that the fair value of the reporting unit is in excess of the carrying value, or if the Company elects to bypass the qualitative assessment, a quantitative impairment test is performed. In performing a quantitative test for impairment, the fair value of net assets is estimated based on analyses of the Company’s market value, discounted cash flows, and peer values. The determination of goodwill impairment is sensitive to market conditions and other key assumptions used in determining or allocating fair value. Variability in the market and changes in assumptions or subjective measurements used to estimate fair value are reasonably possible and may have a material impact on our consolidated financial statements or results of operations. Our annual goodwill impairment test is performed each year as of September 30. The Company performed its 2025 goodwill impairment qualitative assessment and determined its goodwill was not considered impaired.

Deferred Income Taxes

At September 30, 2025, we had a net deferred tax asset totaling $9.3 million. In accordance with ASC Topic 740 “Income Taxes,” we use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If currently available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting deferred tax assets and liabilities. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets are subjective and are reviewed on a regular basis as regulatory, economic or business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance that results in additional income tax expense in the period in which it is recognized would negatively affect income. Management believes, based upon current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize its federal and state deferred tax asset.

BV FINANCIAL, INC. AND SUBSIDIARIES

Comparison of Financial Condition at September 30, 2025 (unaudited) and December 31, 2024

Assets. Total assets were $909.4 million at September 30, 2025, a decrease of $2.4 million, or 0.27%, from $911.8 million at December 31, 2024. The decrease was due primarily to the Company utilizing cash to repay $15.0 million in borrowings from the FHLB, offset by an increase in loans.

Cash and Cash Equivalents. Cash and cash equivalents decreased $7.0 million, or 9.9%, to $63.5 million at September 30, 2025 from $70.5 million at December 31, 2024. The decrease in cash was primarily a result of the pay-off of FHLB borrowings offset by deposit growth and securities repayments.

Loans. Loans receivable increased $8.3 million, or 1.1%, to $746.1 million at September 30, 2025 from $737.8 million at December 31, 2024. Increases in in owner occupied 1-4 loans, commercial loans and construction loans offset decreases in investor commercial real estate loans, non-owner occupied 1-4 loans, owner occupied 1-4 junior liens, owner occupied commercial real estate, marine and farm loans.

Allowance for Credit Losses. The allowance for credit losses – loans decreased $325,000 to $8.2 million at September 30, 2025 compared to $8.5 million at December 31, 2024. The ratio of our allowance for credit losses to total loans was 1.10% at September 30, 2025 compared to 1.15% at December 31, 2024, while the allowance for credit losses to non-performing loans was 233.5% at September 30, 2025 compared to 212.5% at December 31, 2024.

Securities. Securities available for sale decreased by $2.8 million, or 7.5%, from December 31, 2024 as paydowns and maturities were not fully replaced with new purchases. The held-to-maturity portfolio experienced a slight decrease due to paydowns.

Liabilities. Total liabilities increased $2.8 million, or 0.4%, to $719.2 million at September 30, 2025 from $716.3 million at December 31, 2024. The increase was due primarily to the increase in deposits and other liabilities offset by a decrease in borrowings.

Deposits. Total deposits increased $12.3 million, or 1.9% to $663.8 million at September 30, 2025 from $651.5 million at December 31, 2024. Interest-bearing deposits increased $7.3 million, or 1.4%, to $529.0 million at September 30, 2025 from $521.8 million at December 31, 2024. Noninterest bearing deposits increased $5.0 million, or 3.9%, to $134.7 million at September 30, 2025 from $129.7 million at December 31, 2024.

Stockholders’ Equity. Stockholders’ equity decreased $5.3 million, or 2.7%, to $190.2 million at September 30, 2025 from $195.5 million at December 31, 2024 a due to $17.7 million in stock repurchases offset by net income, a decrease in the accumulative other comprehensive loss and the impact of equity compensation plans.

BV FINANCIAL, INC. AND SUBSIDIARIES

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2025 and 2024

Average Balances and Yields. The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Non-accrual loans are included in the computation of average balances only. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Average balances exclude loans held for sale, if applicable. Net deferred loan origination fees totaled $2.3 million and $2.1 million at September 30, 2025 and 2024, respectively.

	For the Three Months Ended September 30,
	2025			2024
(dollars in thousands)	Average Outstanding Balance	Interest	Average Yield/Rate(1)	Average Outstanding Balance	Interest	Average Yield/Rate(1)
	(Unaudited)
Interest-earning assets:
Loans	$743,119	$11,519	6.15%	$690,170	$10,522	6.05%
Securities available-for-sale	35,107	329	3.72%	36,201	353	3.87%
Securities held-to-maturity	6,465	46	2.82%	9,937	83	3.31%
Cash, cash equivalents and other interest-earning assets	57,784	633	4.38%	86,322	1,192	5.48%
Total interest-earning assets	842,475	12,527	5.90%	822,630	12,150	5.86%
Noninterest-earning assets	63,948			68,767
Total assets	$906,423			$891,397

Interest-bearing liabilities:
Interest-bearing demand deposits	$75,302	151	0.80%	$79,652	207	1.03%
Savings deposits	117,422	136	0.46%	128,918	89	0.27%
Money market deposits	128,265	787	2.43%	108,518	669	2.45%
Certificates of deposit	205,022	1,638	3.17%	173,751	1,416	3.23%
Total interest-bearing deposits	526,011	2,712	2.05%	490,839	2,381	1.92%
Federal Home Loan Bank advances	—	—	—	—	—	—
Subordinated debentures	34,983	465	5.27%	34,827	466	5.30%
Total borrowings	34,983	465	5.27%	34,827	466	5.30%
Total interest-bearing liabilities	560,994	3,177	2.25%	525,666	2,847	2.15%
Noninterest-bearing demand deposits	137,179			140,039
Other noninterest-bearing liabilities	16,191			18,101
Total liabilities	714,364			683,806
Equity	192,059			207,591
Total liabilities and equity	$906,423			$891,397
Net interest income		$9,350			$9,303
Net interest rate spread(2)			3.65%			3.71%
Net interest-earning assets(3)	$281,481			$296,964
Net interest margin(4)			4.40%			4.49%
Average interest-earning assets to interest-bearing liabilities	150.18%			156.49%

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

BV FINANCIAL, INC. AND SUBSIDIARIES

The following table sets forth the effects of changing rates and volumes on our net interest income for the three months ended September 30, 2025 and 2024. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by current rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated proportionately based on the changes due to rate and volume.

	For the three months ended September 30, 2025
	Interest Income Increase (Decrease) Due to
	(In thousands)
	Volume	Rate	Total
Interest income:
Loans receivable	$821	$176	$997

Investment securities AFS	(10)	(14)	(24)
Investment securities HTM	(25)	(12)	(37)
Total Investment securities	(35)	(26)	(61)

Equity Investments	—	(3)	(3)
Short-term investments and other
interest-earning assets	(317)	(239)	(556)
Total interest-earning assets	$469	$(92)	$377

Interest expense:
Deposits	$181	$150	$331

FHLB Borrowings	—	—	—
Subordinated Debentures	(1)	—	—
Total Borrowings	(1)	—	(1)
Total interest-bearing liabilities	180	150	330

Change in net interest income	$289	$(242)	$47

BV FINANCIAL, INC. AND SUBSIDIARIES

	For the nine months ended September 30,
	2025			2024
(dollars in thousands)	Average Outstanding Balance	Interest	Average Yield/Rate(1)	Average Outstanding Balance	Interest	Average Yield/Rate(1)
	(Unaudited)
Interest-earning assets:
Loans	$745,001	$33,594	6.03%	$701,310	$30,481	5.79%
Securities available-for-sale	35,580	1,003	3.77%	34,569	966	3.72%
Securities held-to-maturity	6,801	139	2.73%	10,507	266	3.37%
Cash, cash equivalents and other interest-earning assets	57,988	1,938	4.49%	74,720	3,058	5.46%
Total interest-earning assets	845,370	36,674	5.80%	821,106	34,771	5.64%
Noninterest-earning assets	64,424			68,985
Total assets	$909,794			$890,091

Interest-bearing liabilities:
Interest-bearing demand deposits	$77,365	482	0.83%	$83,683	681	1.08%
Savings deposits	120,136	342	0.38%	138,474	250	0.24%
Money market deposits	126,316	2,318	2.45%	96,724	1,496	2.06%
Certificates of deposit	199,332	4,793	32.10%	174,896	4,183	3.19%
Total interest-bearing deposits	523,149	7,935	2.03%	493,777	6,610	1.78%
Federal Home Loan Bank advances	5,604	194	4.63%	—	—	—
Subordinated debentures	34,944	1,396	5.34%	35,139	1,985	7.53%
Total borrowings	40,548	1,590	5.24%	35,139	1,985	7.53%
Total interest-bearing liabilities	563,697	9,525	2.26%	528,916	8,595	2.16%
Noninterest-bearing demand deposits	134,686			139,642
Other noninterest-bearing liabilities	16,027			17,676
Total liabilities	714,410			686,234
Equity	195,384			203,857
Total liabilities and equity	$909,794			$890,091
Net interest income		$27,149			$26,176
Net interest rate spread(2)			3.54%			3.48%
Net interest-earning assets(3)	$281,673			$292,190
Net interest margin(4)			4.29%			4.25%
Average interest-earning assets to interest-bearing liabilities	149.97%			155.24%

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

BV FINANCIAL, INC. AND SUBSIDIARIES

The following table sets forth the effects of changing rates and volumes on our net interest income for the nine months ended September 30, 2025 and 2024. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by current rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated proportionately based on the changes due to rate and volume.

	For the nine months ended September 30, 2025
	Interest Income Increase (Decrease) Due to
	(In thousands)
	Volume	Rate	Total
Interest income:
Loans receivable	$1,902	$1,211	$3,113

Investment securities AFS	26	11	37
Investment securities HTM	(76)	(51)	(127)
Total Investment securities	(50)	(40)	(90)

Equity Investments	1	(4)	(3)
Short-term investments and other
interest-earning assets	(573)	(544)	(1,117)
Total interest-earning assets	$1,280	$623	$1,903

Interest expense:
Deposits	$438	$887	$1,325

FHLB Borrowings	194	—	194
Subordinated Debentures	(8)	(581)	(589)
Total Borrowings	186	(581)	(395)
Total interest-bearing liabilities	624	306	930

Change in net interest income	$656	$317	$973

BV FINANCIAL, INC. AND SUBSIDIARIES

Net Income. Net income was $3.7 million or $0.41 per diluted share for the three months ended September 30, 2025 compared to $3.8 million or $0.35 per diluted share for the three months ended September 30, 2024. Net income was $8.7 million or $0.88 per diluted share for the nine months ended September 30, 2025 compared to $9.8 million or $0.91 per diluted share for the nine months ended September 30, 2024. The decreases were due to higher compensation expenses and smaller credits to the provision for credit losses offsetting higher net interest and other income.

Interest Income. Interest income increased $377,000, or 3.10%, to $12.5 million for the three months ended September 30, 2025 from $12.2 million for the three months ended September 30, 2024. The increase was due primarily to an increase in interest income on loans, partially offset by a decrease in other interest income on cash and cash equivalents. Interest income on loans increased $1.0 million, or 9.5%, to $11.5 million for the three months ended September 30, 2025 from $10.5 million for the three months ended September 30, 2024 due to increases in the average balance and average yield on loans. The average balance of loans increased $52.9 million, or 7.7%, to $743.1 million for the three months ended September 30, 2025 from $690.2 million for the three months ended September 30, 2024. The weighted average yield on loans increased 10 basis points to 6.15% for the three months ended September 30, 2025 compared to 6.05% for the three months ended September 30, 2024, as variable rate loans reset to higher interest rates and the rates on new loans exceeded the rates on paid off loans due to the higher interest rate environment. Interest income on cash and cash equivalents decreased $559,000 to $633,000 for the three months ended September 30, 2025 from $1.2 million for the three months ended September 30, 2024 primarily due to a decrease in average balance of $28.5 million.

Interest income increased $1.9 million, or 5.5%, to $36.7 million for the nine months ended September 30, 2025 from $34.8 million for the nine months ended September 30, 2024. The increase was due primarily to an increase in interest income on loans, partially offset by a decrease in other interest income on cash and cash equivalents. Interest income on loans increased $3.1 million, or 10.2%, to $33.6 million for the nine months ended September 30, 2025 from $30.5 million for the nine months ended September 30, 2024 due to increases in the average balance and average yield on loans. The average balance of loans increased $43.7 million, or 6.2%, to $745.0 million for the nine months ended September 30, 2025 from $701.3 million for the nine months ended September 30, 2024. The weighted average yield on loans increased 24 basis points to 6.03% for the nine months ended September 30, 2025 compared to 5.79% for the nine months ended September 30, 2024, as variable rate loans reset to higher interest rates and the rates on new loans exceeded the rates on paid off loans due to the higher interest rate environment. Interest income on cash and cash equivalents decreased $1.1 million to $1.9 million for the nine months ended September 30, 2025 from $3.1 million for the nine months ended September 30, 2024 primarily due to a decrease in average balance of $16.7 million and a 97 basis point decrease in the yield.

Interest Expense. Interest expense increased $330,000 or 11.6% to $3.2 million for the three months ended September 30, 2025 from $2.8 million at September 30, 2024. Interest expense on deposits increased $331,000 for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

The increase in interest expense on deposits was due to a 13 basis point increase in the average rate, as well as a $35.2 million increase in the average balance of interest-bearing deposits to $56.0 million for the three months ended September 30, 2025 from $490.8 million for the three months ended September 30, 2024. The average rate on interest-bearing deposits was 2.05% for the three months ended September 30, 2025 compared to 1.92% for the three months ended September 30, 2024 as rates paid increased and depositors moved money into higher-cost certificates of deposit and money market accounts.

There were no interest expenses on FHLB advances for the three months ended September 30, 2025 or for the three months ended September 30,2024.

Interest expense on subordinated debentures was relatively unchanged at $465,000 in the quarter ended September 30, 2025 compared to $466,000 in the quarter ended September 30, 2024.

Interest expense increased $930,000, or 10.8%, to $9.5 million for the nine months ended September 30, 2025 from $8.6 million at September 30, 2024. Interest expense on deposits increased $1.3 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, due to both higher volumes of interest bearing deposits and higher rates paid on these deposits.

BV FINANCIAL, INC. AND SUBSIDIARIES

The increase in interest expense on deposits was due to a 25 basis point increase in the average rate, as well as a $29.4 million increase in the average balance of interest-bearing deposits to $523.1 million for the nine months ended September 30, 2025 from $493.8 million for the nine months ended September 30, 2024. The average rate on interest-bearing deposits was 2.03% for the nine months ended September 30, 2025 compared to 1.78% for the nine months ended September 30, 2024 as rates paid increased and depositors moved money into higher-cost certificates of deposit and money market accounts.

Interest expense on subordinated debentures decreased $590,000, or 29.7%, to $1.4 million for the nine months ended September 30, 2025 compared to $2.0 million for the nine months ended September 30, 2024. The decrease was due to the pay-off in the first quarter of 2024 of $3.0 million in junior subordinated debt assumed in a prior acquisition and the concurrent write-off of the purchase accounting adjustment on that debt.

Net Interest Income. Net interest income was $9.4 million for the three months ended September 30, 2025 compared to $9.3 million for the three months ended September 30, 2024. The net interest margin for the three months ended September 30, 2025 was 4.40% compared to 4.49% for the three months ended September 30, 2024. The increase in net interest income was due to higher average balances of interest earning assets and higher yields on these assets offset by a higher average balance of deposits and higher rates paid on deposits.

Net interest income was $27.1 million for the nine months ended September 30, 2025, compared to $26.2 million in the nine months ended September 30, 2024. The net interest margin for the nine months ended September 30, 2025 was 4.29% compared to 4.25% for the nine months ended September 30, 2024. The increase in net interest income was due to higher average balances of interest earning assets and higher yields on these assets offsetting the increase in interest expense due to a higher volume of deposits and higher rates paid on deposits.

Provision for Credit Losses. We recorded a reversal of the provision for credit losses of $1.0 million for the three months ended September 30, 2025 compared to a reversal of the provision for credit losses of $714,000 for the three months ended September 30, 2024. We recorded a reversal of the provision for credit losses of 539,000 for the nine months ended September 30, 2025 compared to a reversal of the provision for credit losses of $806,000 for the nine months ended September 30, 2024. Our allowance for credit losses was $8.2 million at September 30, 2025 compared to $8.5 million at December 31, 2024. The ratio of our allowance for credit losses to total loans was 1.10% at September 30, 2025 compared to 1.15% at December 31, 2024, while the allowance for credit losses to non-performing loans was 233.5% at September 30, 2025 compared to 212.5% at December 31, 2024.

Non-interest Income. For the three months ended September 30, 2025, noninterest income totaled approximately $684,000 compared to $696,000 for the quarter ended September 30, 2024.

For the nine months ended September 30, 2025 and September 30, 2024, noninterest income totaled $1.9 million.

Non-interest Expense. For the three months ended September 30, 2025, noninterest expense totaled $5.9 million compared to $5.5 million in the three months ended September 30, 2024. Compensation and benefits increased $570,000, primarily due to the costs of the 2024 equity incentive plan. For the quarter ended September 30, 2024, the expenses of the 2024 equity incentive plan were only applicable for one month based on the grant dates of the awards. All other expense categories combined decreased by $165,000 in the quarter ended September 30, 2025 when compared to the quarter ended September 30, 2024.

For the nine months ended September 30, 2025, noninterest expense totaled $17.8 million as compared to $15.3 million in the nine months ended September 30, 2024. Compensation and benefits expense increased $2.9 million. For the nine months ended September 30, 2025, the expenses of the 2024 equity incentive plan were applicable for all nine months compared to one month for the nine month period ended September 30, 2024. The increase in plan expenses totaled $2.9 million in the 2025 year-to-date period when compared to the same period in 2024. All other expense categories combined decreased by $374,000 in the quarter ended September 30, 2025 when compared to the quarter ended September 30, 2024.

Income Tax Expense. For the three months and nine months ended September 30, 2025, income tax expense was $1.4 million for an effective tax rate of 27.9% and $3.1 million for an effective tax rate of 26.4%, respectively. For the three months and nine months ended September 30, 2024, income tax expense was $1.4 million for an effective tax rate of 27.5% and $3.8 million for an effective tax rate of 27.9%, respectively. The lower effective tax rate in the nine-month period ended September 30, 2025 was due to an accrual adjustment made in the first quarter.

BV FINANCIAL, INC. AND SUBSIDIARIES

Asset Quality. Non-performing assets at September 30, 2025 totaled $3.5 million consisting of $3.5 million in nonperforming loans and $0 in foreclosed real estate, compared to $4.2 million at December 31, 2024, consisting of $4.0 million in non-performing loans and $159,000 in foreclosed real estate. Commercial non-performing loans increased by $630,000 in the nine-month period due to a $660,000 loan relationship being placed on non-accrual status. These loans are secured with real estate and business assets. At September 30, 2025, the allowance for credit losses on loans was $8.2 million, which represented 1.10% of total loans and 233.5% of non-performing loans compared to $8.5 million at December 31, 2024, which represented 1.15% of total loans and 212.5% of non-performing loans.

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from maturities of securities. We also have the ability to borrow from the FHLB. At September 30, 2025, we had a $162.5 million line of credit with the FHLB, and $23.0 million of FHLB in unfunded letters of credit used to secure municipal deposits. The Company also has a $20.0 million short-term unsecured facility from a correspondent bank.

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

We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained. However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances, brokered deposits or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense. At September 30, 2025, the Company had $50.3 million in brokered deposits compared to $10.0 million in brokered deposits at September 30, 2024. In addition, we had $55.3 million of municipal deposits at September 30, 2025, which represented 8.3% of total deposits. The Bank's uninsured deposits totaled $167.6 million, or 24.5% of total deposits, of which $48.2 million were secured using the market value of pledged collateral or letters of credit issued by FHLB, and an additional $19.2 million were deposits of the Company at the Bank.

Capital Resources. At September 30, 2025, the Bank exceeded all of its regulatory capital requirements and was categorized as well capitalized. Management is not aware of any conditions or events since the most recent notification that would change our category.

BV FINANCIAL, INC. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Company is a smaller reporting company.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) as of September 30, 2025. Based on that evaluation, the Company’s management, including the Co-Chief Executive Officers and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2025, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 30, 2024, the Company announced that it had adopted a stock repurchase program for up to 10% of the Company’s outstanding shares of common stock (approximately 1,138,772 shares). This program was completed in January 2025. On April 4, 2025, the Company announced that it had adopted a stock repurchase program for up to 10% of the Company's outstanding shares of common stock (approximately 1,059,404 shares). The program had a scheduled expiration date of December 31, 2025 and has been completed.

The following table provides information on repurchases by the Company of its common stock under the Company’s Board approved program during the quarter ended September 30, 2025.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
At March 31, 2025	-	-	-	1,059,404
April 1 - 30, 2025	40,700	15.33	40,700	1,018,704
May 1 - 31, 2025	116,300	15.85	116,300	902,404
June 1 - 30, 2025	156,471	14.87	156,471	745,933
July 1 - 31, 2025	370,737	15.93	370,737	375,196
August 1 - 31, 2025	233,058	16.17	233,058	142,138
September 1 - 30, 2025	142,138	16.84	142,138	-
Total	1,059,404	$15.92	1,059,404

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

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

101

The following materials for the quarter ended September 30, 2025, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

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

BV FINANCIAL, INC.

Date: November 13, 2025	/s/ Timothy L. Prindle
Timothy L. Prindle Co-President and Chief Executive Officer
Date: November 13, 2025	/s/ David M. Flair
David M. Flair
Co-President and Chief Executive Officer

Date: November 13, 2025	/s/ Michael J. Dee
Michael J. Dee
Executive Vice President and Chief Financial Officer