Form 10-K
period 2025-12-31
BV Financial, Inc.
filed 2026-03-27
CIK 1302387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on June 30 , 2025, the end of the Company's second fiscal quarter was approximately $128,376,335.The number of shares of Registrant’s Common Stock outstanding as of March 25, 2026 was 8,750,737.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Proxy Statement for the 2026 Annual Meeting of Stockholders (Part III)

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

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.

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
•
changes in liquidity, including the size and composition of our deposit portfolio, and the percentage of uninsured deposits in the portfolio;
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
•
the imposition of tariffs or other domestic or international governmental policies and any retaliatory responses;
•
the impact of any federal government shutdown;
•
changes in the quality or composition of our loan or investment portfolios;

•
technological changes that may be more difficult or expensive to implement than expected;
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
•
our ability to retain and attract key employees;
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

BV Financial, Inc.

BV Financial, Inc. (“BV Financial,” the “Company” or “we”) was organized as a federal corporation and savings and loan holding company in January 2005 as part of the mutual holding company reorganization of Bay-Vanguard Federal Savings Bank. In February 2019, the Company became a Maryland-chartered corporation and a bank holding company. The Company is a registered bank holding company subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board").

On January 19, 2023, BayVanguard, M.H.C., Inc. (the "MHC") adopted a Plan of Conversion and Reorganization (the “Plan”) pursuant to which the MHC reorganized from the two-tier mutual holding company structure to the fully-public stock holding company structure (the “Conversion”). The conversion was consummated on July 31, 2023 on which date the MHC ceased to exist.

The Company conducts its operations primarily through its wholly owned subsidiary, the Bank, a Maryland-chartered commercial bank. At December 31, 2025, the Company had total assets of $912.2 million, loans of $754.9 million, deposits of $676.1 million, and stockholders’ equity of $183.8 million.

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

Market Area

We conduct our operations from our main office, and 12 branch offices, all of which are located in the Baltimore metropolitan area (Baltimore City, Anne Arundel, Baltimore and Harford Counties, Maryland) and Dorchester and Talbot Counties, Maryland on the Eastern Shore of Maryland. Our investment real estate group makes loans both inside and outside our market area.

The economy in our primary market area has benefited from being varied and diverse, with a broad economic base.

Competition

We face competition within our market area both in making loans and attracting deposits. Our market area has a concentration of financial institutions that include large money center and regional banks, community banks and credit unions. We also face competition from mortgage banking firms, non-banking financial institutions, consumer finance companies, credit unions and financial technology or “fintech” companies, and, with respect to deposits, from money market funds, brokerage firms, mutual funds and insurance companies.

Lending Activities

General. Our principal lending activity is the origination of commercial real estate loans, one- to four-family real estate loans and, to a lesser extent, commercial loans, construction and loan loans, marine loans, farm loans and certain consumer loans. Our lending function focuses on three areas – consumer, community, and investment real estate. The consumer group generally includes loans made to our customer base (e.g., mortgages) and through local brokers (e.g., marine lending). The community group generally includes loans serving the business needs of the communities in our market area, including through non-owner occupied residential lending, commercial real estate lending and other commercial lending. In 2020, we established the investment real estate group charged with originating larger real estate loans, primarily non-owner occupied commercial real estate loans, both inside and outside of our market area.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated. At December 31, 2025 and 2024, we had no loans held for sale.

	At December 31,
	2025		2024
	Amount	Percent	Amount	Percent
(dollars in thousands)
Real Estate Loans:
One to four family - owner occupied	$163,964	21.72%	$141,867	19.23%
One to four family - non-owner occupied	94,511	12.52%	99,824	13.53%
Commercial owner occupied	79,730	10.56%	82,614	11.20%
Commercial investor	321,675	42.61%	328,680	44.56%
Construction and land	36,441	4.83%	30,578	4.14%
Farm Loans	7,231	0.96%	11,329	1.54%
Marine and other consumer loans	14,914	1.98%	16,772	2.27%
Guaranteed by the U.S. Government	2,175	0.29%	2,902	0.39%
Commercial	34,280	4.54%	23,194	3.14%
Total loans receivable, gross	754,921	100.00%	737,760	100.00%

Allowance for credit losses	(6,437)		(8,522)

Total loans receivable, net	$748,484		$729,238

Net deferred origination (fees) and costs for the year ended December 31, 2025 and 2024 were ($2.2) million and ($2.2) million, respectively.

Contractual Maturities. The following table sets forth the contractual maturities of our total loan portfolio at December 31, 2025. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The tables present contractual maturities and do not reflect repricing or the effect of prepayments. Actual maturities may differ.

(dollars in thousands)	1-4 Family Owner Occupied	1-4 Family Non-Owner Occupied	Commercial Real Estate Owner Occupied	Commercial Real Estate-Investor	Construction & Land	Farm	Marine and Other Consumer	U.S. Government Guaranteed	Commercial	Total

One year or Less 2025	$2,052	$7,795	$7,541	$23,214	$19,677	$1,916	$175	$58	$15,264	$77,692
> 1 year - 5 years 2026-2029	6,747	18,404	17,630	144,618	14,231	-	954	204	10,917	213,705
>5 to 15 years 2030-2039	25,328	26,953	36,249	114,763	978	2,846	4,574	1,547	5,280	218,518
> 15 years 2040 +	129,837	41,359	18,310	39,080	1,555	2,469	9,211	366	2,819	245,006
Total	$163,964	$94,511	$79,730	$321,675	$36,441	$7,231	$14,914	$2,175	$34,280	$754,921

The following table sets forth our fixed and adjustable-rate loans at December 31, 2025 that are contractually due after December 31, 2026.

	Due After December 31, 2026
(dollars in thousands)	Fixed	Variable	Total

One to four family - owner occupied	$121,635	$40,276	$161,911
One to four family - non-owner occupied	38,297	48,418	86,715
Commercial owner occupied real estate	29,724	42,466	72,190
Commercial investor real estate	195,470	103,375	298,845
Construction and land	3,316	13,448	16,764
Farm Loans	2,384	2,931	5,315
Marine and other consumer loans	14,325	414	14,739
Guaranteed by the U.S. Government	2,117	—	2,117
Commercial	11,820	6,813	18,633
Total	$419,088	$258,141	$677,229

Commercial Real Estate Lending. At December 31, 2025, we had $401.4 million in commercial real estate loans, representing 53.2% of our total loan portfolio. Of this amount, we had $79.7 million in owner occupied commercial real estate loans and $321.7 million in commercial – investor real estate loans. Our commercial real estate loans are secured by a variety of properties, including multi-family, retail, smaller suburban office buildings, shopping centers and hotels.

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

At December 31, 2025, $225.4 million, or 56.1% of our commercial real estate loans (which include both commercial– owner occupied and commercial–investor loans) and 39.7% of our total loan portfolio, were secured by collateral located outside of

Maryland in 38 states throughout the United States. We generally underwrite these loans under the same methodology and terms that are used for our in-state loans.

At December 31, 2025, the average loan balance outstanding in the commercial real estate loan portfolio was $1.1 million and the largest individual commercial real estate loan outstanding, net of participations sold, was a $13.3 million loan secured by multifamily real estate. This loan was performing in accordance with its original repayment terms at December 31, 2025.

One- to-Four Family Residential Real Estate Lending. Our one-to four-family residential loan portfolio consists of mortgage loans that enable borrowers to purchase or refinance homes. At December 31, 2025, we had $258.5 million of loans secured by one- to four-family residential real estate, representing 34.2% of our total loan portfolio, of which $215.8 million, or 83.5% are secured by properties located in Maryland. At December 31, 2025, $94.5 million, or 36.6% of the one- to four-family residential real estate loan portfolio and 12.5% of the total loan portfolio, was secured by non-owner occupied properties. We generally will not make loans in excess of 80% loan to value on non-owner occupied properties.

Generally, our one- to four-family residential real estate loans have terms of up to 30 years. At December 31, 2025, 65.1% of our one- to four-family residential real estate loans were fixed-rate loans and 34.9% were adjustable-rate loans. Generally, our adjustable-rate mortgage loans have initial repricing terms of five years. Following the initial repricing term, such loans adjust annually for the balance of the loan term. Adjustable-rate mortgage loans are indexed to the One- or Five-Year U.S. Treasury Constant Maturity rate, plus a margin.

Loan-to-value ratios are determined by collateral type and occupancy level. We generally limit the loan-to-value ratios of our residential mortgage loans without private mortgage insurance to 80%. Loans where the borrower obtains private mortgage insurance may be made in excess of this limit, up to 97% of the value of the property.

We do not offer “interest only” mortgage loans on permanent, owner occupied, one- to four-family residential real estate loans (where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan), but we do offer such loans on one- to four-family non-owner occupied loans. At December 31, 2025, $9.5 million of our one- to four-family non-owner occupied loans were “interest only” loans. All such loans were performing in accordance with their original repayment terms. We do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. We do not have a “subprime lending” program for one- to four-family residential real estate loans (i.e., loans that generally target borrowers with weakened credit histories).

Commercial Lending. At December 31, 2025, we had $34.3 million of commercial loans outstanding, representing 4.5% of the total loan portfolio. We originate commercial loans, including equipment loans and business acquisition loans, floor plan loans and lines of credit to small- and medium-sized companies in our market area. Our commercial loan portfolio consists of secured loans and unsecured loans. Generally, secured loans can have a loan-to-value ratio of up to 90% of the collateral securing the loan. We generally require our commercial business borrowers to maintain their principal deposit accounts with us, which improves our overall interest rate spread and profitability. We may increase this type of lending in the future.

The commercial loans that we offer are variable- and fixed-rate loans, generally for a one- to ten-year term. Variable interest rates are indexed to the Prime Rate as published in the Wall Street Journal, plus a margin. Commercial loans typically have shorter terms to maturity and higher interest rates than commercial real estate loans.

When making commercial loans, we consider the financial statements, lending history and debt service capabilities of the borrower, the projected cash flows of the business, the value of the collateral, if any, and whether the loan is guaranteed by the principals of the borrower.

At December 31, 2025, our largest commercial loan relationship totaled $6.4 million and was secured by real estate secured margined notes receivable. At December 31, 2025, this loan was performing in accordance with its contractual terms.

Construction and Land Lending. We make construction loans, mostly to builders and commercial borrowers for owner occupied projects. We also originate a limited amount of land loans. At December 31, 2025, our construction and land loans totaled $36.4 million, representing 4.8% of our total loan portfolio, and included $23.4 million of land loans. Most of our construction and land loans are secured by properties located in our market area.

Construction loans generally have a maximum term of 24 months. Construction loans are limited to 80% of the appraised value on residential construction/rehab loans (lot and improvements), 75% of the appraised value on non-residential construction loans and 90% of appraised value on residential owner-occupied dwellings, with adequate mortgage insurance. At December 31, 2025, our largest construction loan was for $11.8 million, all of which was outstanding. This loan was performing according to its contractual terms at December 31, 2025.

Land development loans are generally secured by vacant land located in Maryland and in process of improvement. We generally originate land loans up to 75% of the lower of cost or as completed appraised value. These loans generally have a maximum term of 24 months. At December 31, 2025, our largest land loan had an outstanding balance of $12.5 million and it was performing in accordance with its original repayment terms.

Marine Lending. At December 31, 2025, we had $13.4 million, or 1.8% of our total loans, of marine loans. Marine loans are typically made through two, long-standing, dealer and broker relationships, and, to a much lesser extent, walk-in applications. These loans typically have a maximum loan term of 20 years and are made at a fixed rate. Marine loans are generally limited to no more than 90% of retail price plus taxes and fees or survey value or NADA Marine Appraisal Guide value, whichever is less.

Farm Lending. At December 31, 2025, we had $7.2 million, or 1.0% of our total loans, of farm loans. The farm loan portfolio consists of loans to farmers and agricultural businesses, most of which are located on the Eastern Shore of Maryland. These loans typically have a five-year term and are made at a fixed rate, indexed to the Five-Year U.S. Treasury Constant Maturity rate, plus a margin. We generally limit farm loans to 80% of the purchase price or appraised value of land and 90% of the purchase price or market value of equipment, whichever is less.

Other Consumer Lending. We originate limited amounts of consumer loans apart from marine loans. At December 31, 2025, our consumer loan portfolio totaled $1.5 million, or 0.2% of our total loan portfolio. The consumer loans that we originate generally consist of loans secured by automobile loans, deposits and miscellaneous other types of installment loans and are generally only provided to existing lending clients upon request.

Guaranteed by the U.S. Government. We have in the past purchased the guaranteed portion of U.S. Department of Agriculture and SBA loans in the secondary market, though we are no longer actively engaged in this market. Such loans totaled $2.2 million at December 31, 2025. We are also authorized lenders under the SBA’s 7(a) and 504 programs and have originated loans under those programs in the past.

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

Construction lending involves additional risks when compared with permanent lending because funds are advanced upon the security of the project, which is of uncertain value prior to its completion. Risk of loss on a construction loan also depends on the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. In addition, generally during the term of a construction loan, interest may be funded by the borrower or disbursed from an interest reserve set aside from the construction loan budget. If the estimate of construction costs is inaccurate, we may be required to advance additional funds beyond the amount originally committed in order to protect the value of the property. Moreover, if the estimated value of the completed project is inaccurate, the borrower may hold a property with a value that is insufficient to assure full repayment of the construction loan upon the sale of the property. Construction loans also carry the risk that construction will not be completed on time in accordance with specifications and projected costs. These loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If the appraised value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss.

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

Farm Lending. The material risks associated with farm loans include a decline in land values or agricultural commodity prices, increases in production costs, the imposition of tariffs and retaliatory responses and adverse weather.

Loan Originations, Participations, Purchases and Sales

Most of our loan originations are generated by our loan personnel and from referrals from existing customers, real estate brokers, accountants and other professionals. All loans we originate are underwritten pursuant to our policies and procedures. We originate fixed-rate loans and adjustable-rate loans, the amount of which depends on relative customer demand for such loans, which is affected by current and expected future levels of market interest rates.

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

We generally do not sell loans we originate into the secondary market. When we do sell certain of our loans, we do so on a best effort basis to third-party investors servicing released. At December 31, 2025, we had no loans held for sale.

We purchase loan participations secured by properties of which we are not the lead lender. In these circumstances, we follow our customary loan underwriting and approval policies. At December 31, 2025, the outstanding balances of our loan participations where we are not the lead lender totaled $5.9 million, or 0.8% of our loan portfolio, of which $5.5 million were commercial real estate loans. All such loans were performing in accordance with their original repayment terms. We also have participated portions of commercial real estate loans that would have exceeded our loans-to-one borrower legal lending limit and for risk diversification. Historically, we have not purchased whole loans, however, in 2024, we purchased a package of $14.0 million in five and seven year adjustable owner occupied 1-4 loans.

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

Loans-to-One Borrower

The aggregate amount of loans that BayVanguard Bank is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of its unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral”). At December 31, 2025, based on the 15% limitation, BayVanguard Bank’s loans-to-one-borrower limit (the “Limit”) was approximately $23.1 million, a decrease from the Limit as of September 30, 2025. The decrease was due to a $36.0 million dividend from BayVanguard Bank to the Company, which was used, in part, to fund the Company’s redemption of $35.0 million in subordinated debt during the quarter ended December 31, 2025. At December 31, 2025, net of participations sold, our largest loan relationship with one borrower was 43 loans with an aggregate amount of $26.2 million, which were secured by properties leased by our borrower to operators of restaurants, retail stores and gasoline stations. All loans with this borrower were originated prior to the decrease in the Limit. BayVanguard Bank is working with the borrower to bring the aggregate amount of the underlying loans below the Limit. At December 31, 2025, the underlying loans were performing in accordance with their contractual terms.

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

When we acquire real estate as a result of foreclosure, the real estate is classified as real estate owned. The real estate owned is recorded at the lower of carrying amount or fair value, less estimated costs to sell. Soon after acquisition, we order a new appraisal to determine the current market value of the property. Any excess of the recorded value of the loan satisfied over the market value of the property is charged against the allowance for credit losses, or, if the existing allowance is inadequate, charged to expense of the current period. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell. At December 31, 2025, we didn't have any other real estate owned.

Delinquent Loans. The following tables set forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	December 31, 2025
	30 - 59	60 - 89	90+
	Days	Days	Days	Total	Current	Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Real estate
One to four family - owner occupied	$4,700	$379	$787	$5,866	$158,098	$163,964
One to four family - non owner occupied	104	—	174	278	94,233	94,511
Commercial owner occupied	—	566	294	860	78,870	79,730
Commercial investor	—	—	—	—	321,675	321,675
Construction and land	—	—	26	26	36,415	36,441
Farm loans	—	—	—	—	7,231	7,231
Total real estate loans	4,804	945	1,281	7,030	696,522	703,552

Marine and other consumer loans	384	44	10	438	14,476	14,914
Guaranteed by U.S. Government	—	—	—	—	2,175	2,175
Commercial	—	—	380	380	33,900	34,280
Total consumer and commercial loans	384	44	390	818	50,551	51,369

Total loans	$5,188	$989	$1,671	$7,848	$747,073	$754,921

	December 31, 2024
	30 - 59	60 - 89	90+
	Days	Days	Days	Total	Current	Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Real estate
One to four family - owner occupied	$2,923	$558	$608	$4,089	$137,778	$141,867
One to four family - non owner occupied	576	—	—	576	99,248	99,824
Commercial owner occupied	408	—	656	1,064	81,550	82,614
Commercial investor	—	—	—	—	328,680	328,680
Construction and land	299	—	—	299	30,279	30,578
Farm loans	—	—	—	—	11,329	11,329
Total real estate loans	4,206	558	1,264	6,028	688,864	694,892

Marine and other consumer loans	9	—	11	20	16,752	16,772
Guaranteed by U.S. Government	9	52	—	61	2,841	2,902
Commercial	—	—	380	380	22,814	23,194
Total consumer and commercial loans	18	52	391	461	42,407	42,868

Total loans	$4,224	$610	$1,655	$6,489	$731,271	$737,760

Non-Performing Assets. The following table sets forth information regarding our non-performing assets.

	At December 31,
(dollars in thousands)	2025	2024
Non-accrual loans:
Real Estate Loans:
One to four family - owner occupied	$811	$1,218
One to four family - non-owner occupied	174	280
Commercial owner occupied	860	1,323
Commercial investor	-	772
Construction and land	26	26
Marine and other consumer loans	10	11
Commercial	380	380
Total loans receivable, gross	2,261	4,010
Real estate owned	-	159
Total non-performing assets	$2,261	$4,169
Total non-performing loans to total loans	0.30%	0.54%
Total non-accrual loans to total loans	0.30%	0.54%
Total non-performing assets to total assets	0.25%	0.46%

The reduction in non-performing assets was due to either the sale of the collateral or the refinancing of the loan by the borrower through another financial institution.

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

On the basis of this review of our assets, our classified and special mention assets at the dates indicated were as follows:

	At December 31,
(dollars in thousands)	2025	2024
Substandard loans	$3,269	$7,437
Doubtful loans	—	—
Loss loans	—	—
Total classified loans	$3,269	$7,437
Special mention loans	—	—

The decrease in substandard loans was primarily due to decreases in commercial owner occupied real estate of $2.2 million, commercial investor real estate of $0.8 million, commercial of $0.7 million, one to four family non-owner occupied of $0.3 million, and one to four family owner occupied of $0.1 million. Of the $3.3 million loans classified as substandard at December 31, 2025, $1.7 million were performing loans. These performing loans that are classified as substandard have characteristics that cause management concern over the ability of the borrower to perform under present loan repayment terms and that may result in the reporting of these loans as non-performing loans in the future.

Allowance for Credit Losses

On January 1, 2023, we adopted ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which replaced the incurred loss methodology with an expected loss methodology, referred to as the “CECL” methodology.

The following table sets forth activity in our allowance for credit losses for the periods indicated.

Year Ended	December 31, 2025
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions (recovery)	Ending Balance
Real estate
One to four family - owner occupied	$1,858	$—	$21	$(573)	$1,306
One to four family - non owner occupied	742	—	71	(276)	537
Commercial owner occupied	511	—	—	(182)	329
Commercial investor	3,592	—	—	(532)	3,060
Construction and land	940	—	3	(615)	328
Farm loans	69	—	—	(46)	23
Total real estate loans	7,712	—	95	(2,224)	5,583

Marine and other consumer loans	399	(14)	2	51	438
Commercial	411	—	—	5	416
Total consumer and commercial	810	(14)	2	56	854

Total loans	$8,522	$(14)	$97	$(2,168)	$6,437

Year Ended	December 31, 2024
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions (recovery)	Ending Balance
Real estate
One to four family - owner occupied	$1,728	$—	$115	$15	$1,858
One to four family - non owner occupied	1,030	(1)	196	(483)	742
Commercial owner occupied	563	—	—	(52)	511
Commercial investor	3,725	—	—	(133)	3,592
Construction and land	772	—	4	164	940
Farm loans	179	—	—	(110)	69
Total real estate loans	7,997	(1)	315	(599)	7,712

Marine and other consumer loans	403	(3)	1	(2)	399
Commercial	154	—	3	254	411
Total consumer and commercial	557	(3)	4	252	810

Total loans	$8,554	$(4)	$319	$(347)	$8,522

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

	At December 31,
	2025			2024
(dollars in thousands)	Allowance for Credit Losses	Percent of Allowance in each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Credit Losses	Percent of Allowance in each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
Real estate
One to four family - owner occupied	$1,306	20.29%	21.71%	$1,858	21.80%	19.23%
One to four family - non owner occupied	537	8.34%	12.51%	742	8.71%	13.53%
Commercial owner occupied	329	5.11%	10.56%	511	6.00%	11.20%
Commercial investor	3,060	47.54%	42.64%	3,592	42.15%	44.56%
Construction and land	328	5.10%	4.82%	940	11.03%	4.14%
Farm loans	23	0.36%	0.96%	69	0.81%	1.54%
Total real estate loans	5,583	86.74%	93.20%	7,712	90.50%	94.20%

Marine and other consumer loans	438	6.80%	1.97%	399	4.68%	2.27%
Guaranteed by U.S. Government	—	0.00%	0.29%	—	0.00%	0.39%
Commercial	416	6.46%	4.54%	411	4.82%	3.14%
Total consumer and commercial	854	13.26%	6.80%	810	9.50%	5.80%

Total loans	$6,437	100.00%	100.00%	$8,522	100.00%	100.00%

Investment Activities

General. The goals of our asset liability and investment management policy are to maintain a balance of high quality, diversified, investment securities that provide sufficient risk-adjusted returns relative to the current market, generate a reasonable rate of return and meet or exceed liquidity guidelines. We will increase the balance of our investment securities portfolio when we have excess liquidity, which is based on loan demand and our interest rate risk analysis.

Our asset liability and investment management policy is reviewed at least annually by the board of directors. All investment decisions are made by our Chief Financial Officer and Vice President of Finance in accordance with board-approved policies. All investment transactions are reviewed at regularly scheduled meetings of the board of directors.

We currently invest in mortgage-backed securities, investment grade corporate bonds, bank holding company issued subordinated debt, and securities issued by the U.S. Government and its agencies or government sponsored enterprises. Also, at December 31, 2025, we held $14,000 in equity securities of another financial institution in a trading account. Our current asset liability and investment management policy also permits, with certain limitations, investments in collateralized mortgage obligations, and municipal securities.

At December 31, 2025, our available-for-sale investment securities portfolio totaled $33.2 million and consisted of mortgage-backed securities, U.S. Treasury securities, investment grade corporate bonds and subordinated debt issued by a local community bank holding company. Our held-to-maturity investment securities portfolio totaled $5.7 million and consisted of securities issued by the U.S. Government and its agencies or government sponsored enterprises, mortgage-backed securities and $3.2 million in subordinated debt issued by bank holding companies. In addition, at December 31, 2025, we owned $2.3 million of FHLB of Atlanta stock. As a member of FHLB of Atlanta, we are required to purchase stock in the FHLB of Atlanta, which stock is carried at cost and classified as restricted equity securities.

The amortized cost and fair value of securities as of December 31, 2025, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without prepayment penalties.

	December 31, 2025
	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	cost	value	cost	value

Maturing
Due under one year	$22,538	$22,541	$2,592	$2,462
Due after one year through five years	563	552	830	760
Due after five years through ten years	1,658	1,514	288	278
Due after ten years	10,026	8,619	2,026	1,602
Total	$34,785	$33,226	$5,736	$5,102

For additional information regarding our investment securities portfolio, see Note 3 to our consolidated financial statements.

Sources of Funds

General. Deposits are our primary source of funds for lending and investment activities. We also use borrowings to supplement cash flow needs, to lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds. In addition, we receive funds from scheduled loan payments, investment maturities, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposits. Our deposits are generated primarily from our primary market area. We offer a selection of deposit accounts, including noninterest-bearing and interest-bearing checking accounts, money market accounts, savings accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We have the authority to accept brokered deposits, and had $50.3 million of brokered certificates of deposit as of December 31, 2025. In addition, we had $61.2 million of municipal deposits at December 31, 2025, which represented 9.1% of total deposits.

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

The following table sets forth the distribution of total deposits by account type at the dates indicated.

	At December 31,
	2025		2024
	Amount	Percent	Amount	Percent
(dollars in thousands)
Noninterest-bearing checking accounts	$138,360	20.46%	$129,724	19.91%
Interest-bearing checking accounts	80,882	11.96%	82,954	12.73%
Money market accounts	123,264	18.23%	121,558	18.66%
Savings accounts	129,436	19.14%	127,207	19.53%
Certificates of deposit	204,152	30.21%	190,048	29.17%
Total deposits	$676,094	100.00%	$651,491	100.00%

As of December 31, 2025 and 2024, the aggregate estimated amount of uninsured deposits (deposits in amounts greater than or equal to $250,000, which is the maximum amount for federal deposit insurance) was $154.0 million and $144.6 million, respectively. As of December 31, 2025, the aggregate amount of all our uninsured certificates of deposit was $35.7 million compared to $25.9 million at December 31, 2024. At December 31, 2025 and 2024, uninsured deposits included $59.3 million and $54.0 million in deposits secured by the market value of pledged securities or secured letters of credit.

At December 31, 2025, the Bank had approximately $183.0 million in available liquidity, including $55.5 million in cash, $107.6 million in secured borrowing capacity at the FHLB, and $20.0 million in an unsecured line of credit. This available liquidity is 1.9x the uninsured and unsecured deposit balance of $99.2 million.

The following table sets forth the maturity of our uninsured certificates of deposit at December 31, 2025.

Year ending December 31,
(dollars in thousands)
2026	$18,228
2027	767
2028	3,183
2029	—
2030	13,571
Thereafter	—
Total uninsured certificates of deposit	$35,749

Borrowings. At December 31, 2025 and December 31, 2024, we had a $171.6 million and a $157.5 million line of credit with the Federal Home Loan Bank of Atlanta, respectively. We also had $35.0 million of FHLB of Atlanta advances outstanding as of December 31, 2025 and $15.0 million in outstanding advances as of December 31, 2024. In addition, at December 31, 2025 and December 31, 2024, the Bank had $29.0 million and $23.0 million, respectively, in unfunded letters of credit used to secure municipal deposits outstanding against the line of credit with the FHLB of Atlanta.

The Company issued $35.0 million in Fixed-to-Floating Rate Subordinated Notes Due 2030 on October 21, 2020. The proceeds were used to acquire Delmarva Bancshares, Inc. and to retire the Delmarva Bancshares 2015 Senior Notes. The interest rate on these notes was fixed for the first five years at 4.875% and then would have reset quarterly to an interest rate per annum equal to the then current three-month term Secured Overnight Financing Rate (“SOFR”) plus 472 basis points, payable quarterly in arrears. The subordinated debt was reported net of debt issuance costs of $117,000 at December 31, 2024. The Company redeemed the $35.0 million subordinated debt in December 2025.

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

As of December 31, 2025, we had 99 full-time employees and five part-time employees. We believe our relationship with our employees to be generally good. None of these employees are represented by a collective bargaining agreement.

The safety, health and wellness of our employees is a top priority. We promote the health and wellness of our employees by strongly encouraging work-life balance, offering flexible work schedules, keeping the employee portion of health care premiums to a minimum and sponsoring various wellness programs.

Subsidiary Activities

At December 31, 2025, BV Financial had one subsidiary, BayVanguard Bank. BV Financial had a second subsidiary, Easton Capital Trust I which was terminated in 2024 in conjunction with BV Financial's redemption of the Easton Capital Trust Junior Subordinated Notes. See "Sources of Funds - Borrowings" above.

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

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, a bank’s assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests), are multiplied by a risk weight factor assigned by the regulations based on perceived risks inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one- to four-family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans, and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.

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

Depository institutions and their holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria may elect to use the optional community bank leverage ratio framework, which currently requires maintaining a leverage ratio of greater than 9.0%, to satisfy the regulatory capital requirements, including the risk-based requirements. In November 2025, the federal banking agencies issued a proposed rule to lower the community bank leverage ratio to 8.0%. Institutions with capital meeting the specified requirement and electing to follow the alternative framework will be deemed to comply with the applicable regulatory capital requirements, including the risk-based requirements, and are considered well-capitalized under the prompt corrective action framework. Eligible institutions may opt into and out of the community bank ratio framework on their quarterly call report. To date, BayVanguard Bank has not opted into the community bank leverage ratio framework.

The FDIC also has authority to establish individual minimum capital requirements in appropriate cases upon determination that an institution’s capital level is, or is likely to become, inadequate in light of the particular circumstances.

At December 31, 2025, BayVanguard Bank exceeded each of its capital requirements.

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

The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is considered “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater, and a common equity Tier 1 capital ratio of 6.5% or greater. An institution is considered “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater, and a common equity Tier 1 capital ratio of 4.5% or greater. An institution is considered “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0%, or a common equity Tier 1 capital ratio of less than 4.5%. An institution is considered “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0%, or a common equity Tier 1 capital ratio of less than 3.0%. An institution is considered “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets equal to or less than 2.0%. At December 31, 2025, BayVanguard Bank was classified as a “well capitalized” institution for prompt corrective action purposes.

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

A bank’s loans to its executive officers, directors, any owner of 10% or more of its stock (each, an insider) and any of certain entities controlled by any such insider (an insider’s related interest) as well as loans to insiders of affiliates and such insiders’ related interests are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act, as made applicable to the Bank by Section 18(j) of the Federal Deposit Insurance Act, and its implementing regulation, Regulation O, as made applicable to the Bank by FDIC regulation. Under these restrictions, the aggregate amount of the loans to any insider and the insider’s related interests may not exceed the loans-to-one-borrower limit applicable to national banks, which is comparable to the loans-to-one-borrower limit applicable to BayVanguard Bank’s loans. All loans by a bank to all insiders and insiders’ related interests in the aggregate may not exceed the bank’s unimpaired capital and unimpaired surplus. Loans to an executive officer, other than loans for the education of the officer’s children and certain loans secured by the officer’s residence, may not exceed the greater of $25,000 or 2.5% of the bank’s unimpaired capital and unimpaired surplus, and in no event may exceed $100,000. The regulations require that any proposed loan to an insider, or a related interest of that insider, be approved in advance by a majority of the Board of Directors of the bank, with any interested directors not participating in the voting, if that loan, combined with previous loans by the bank to the insider and his or her related interests, exceeds specified amounts. Generally, such loans must be made on substantially the same terms as, and follow credit underwriting procedures that are not less stringent than, those that are prevailing at the time for comparable transactions with non-insiders or persons not employed by the bank.

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

Community Reinvestment Act. Under the Community Reinvestment Act ("CRA") as implemented by the FDIC, a state nonmember bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of each state nonmember bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to establish branches and acquire other financial institutions. The CRA requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. BayVanguard Bank’s most recent FDIC CRA rating in July 2023 was “Satisfactory.”

Currently (implementing annual inflation adjustments), banks with assets of at least $412 million as of December 31 in both of the prior two calendar years and less than $1.649 billion as of December 31 in either of the prior two calendar years, such as BayVanguard Bank, are classified as an "intermediate small bank." Intermediate small banks are currently evaluated under the CRA regulations in effect under two performance tests: (1) the small bank lending test, and (2) the community development test.

Consumer Protection and Fair Lending Regulations. BayVanguard Bank is subject to a variety of federal and Maryland statutes and regulations that are intended to protect consumers and prohibit discrimination in the granting of credit. These statutes and regulations provide for a range of sanctions for non-compliance with their terms, including imposition of cease-and-desist orders and civil money penalties, and referral to the U.S. Attorney General for prosecution of a civil action seeking actual and punitive damages and injunctive relief. Federal laws also prohibit unfair, deceptive or abusive acts or practices against consumers, which can be enforced against BayVanguard Bank by the FDIC and state attorneys general.

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

Federal Home Loan Bank System

BayVanguard Bank is a member of the FHLB System, which consists of 11 regional Federal Home Loan Banks (FHLBS). The FHLBs provide a central credit facility primarily for member institutions. BayVanguard Bank, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta. BayVanguard Bank was in compliance with this requirement at December 31, 2025.

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

Holding Company Regulation

BV Financial is a bank holding company registered with the Federal Reserve Board and is subject to regulations, examination, supervision and reporting requirements applicable to bank holding companies. In addition, the Federal Reserve Board has enforcement authority over BV Financial and its non-bank subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary bank.

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

Source of Strength. Federal law and regulations provide that bank holding companies must act as a source of strength to their subsidiary depository institutions. The expectation is that the holding company will provide capital, liquidity and other financial and managerial support for the institution in times of financial stress.

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

Change in Control Regulations

Under the Change in Bank Control Act, no person, or group of persons acting in concert, may acquire control of a bank or bank holding company unless the Federal Reserve Board has been given 60 days’ prior written notice and has not disapproved the proposed acquisition. The Federal Reserve Board considers several factors in evaluating a notice, including the financial and managerial resources of the acquirer and competitive effects. Control, as defined under the Change in Bank Control Act and applicable regulations, means the power, directly or indirectly, to ddirect the management or policies of a bank or bank holding company, or ownership, control of, or the power to vote 25% or more of any class of voting securities of the bank or bank holding company. Acquisition of more than 10% of any class of a bank or bank holding company’s voting securities constitutes a rebuttable presumption of control under certain circumstances, including where, as is the case with BV Financial, the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

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

Alternative Minimum Tax. For income generated prior to January 1, 2018, the Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, less an exemption amount, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent tax computed this way exceeds tax computed by applying the regular tax rates to regular taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Tax Cuts and Jobs Act repealed the alternative minimum tax for income generated after January 1, 2018. At December 31, 2025, BV Financial had no minimum tax credit carryovers.

Net Operating Loss Carryovers. As a result of the Tax Cuts and Jobs Act generally, a financial institution may carry net operating losses forward indefinitely, if incurred after December 31, 2017. At December 31, 2025, BV Financial had $19.3 million in federal net operating loss carryforwards, all of which were assumed from acquired institutions.

Capital Loss Carryovers. A corporation cannot recognize capital losses in excess of capital gains generated. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which it is carried and is used to offset any capital gains. Any undeducted loss remaining after the five-year carryover period is not deductible. At December 31, 2025, BV Financial had no capital loss carryovers.

Corporate Dividends. BV Financial may generally exclude from its income 100% of dividends received from BayVanguard Bank as a member of the same affiliated group of corporations.

State Taxation

State Taxation. BV Financial is subject to state income tax in the states that it has substantial business at the tax rate applicable to each jurisdiction. In tax year 2024, the Company filed state tax returns in Maryland and Florida. In 2025, returns will be filed in additional states based on lending activity and remote employees.

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

At December 31, 2025, commercial real estate loans totaled $401.4 million, or 53.2% of our loan portfolio. Given the larger balances and the complexity of the underlying collateral, commercial real estate loans generally have more risk than the one- to four-family residential real estate loans we originate. Because the repayment of commercial real estate loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the local real estate market or economy. A downturn in the real estate market or the local economy could adversely impact the value of properties securing the loan or the revenues from the borrower’s business, thereby increasing the risk of non-performing loans. In addition, the physical condition of non-owner occupied properties may be below that of owner occupied properties due to lax property maintenance standards, which have a negative impact on the value of the collateral properties. At December 31, 2025, our non-owner occupied commercial loan portfolio totaled $321.7 million, or 42.6% of our total loan portfolio. As our commercial real estate portfolio increases, the corresponding risks and potential for losses from these loans may also increase.

To the extent that borrowers have more than one commercial real estate loan outstanding, an adverse development with respect to one loan or one credit relationship could expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential real estate loan. If we foreclose on these loans, our holding period for the collateral typically is longer than for a single or multi-family residential property because there are fewer potential purchasers of the collateral. Furthermore, if loans that are collateralized by commercial real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could cause us to increase our provision for credit losses and adversely affect our operating results and financial condition.

Our historical emphasis on residential mortgage loans exposes us to lending risks.

At December 31, 2025, $258.5 million, or 34.2% of our loan portfolio, was secured by one- to four-family real estate loans and we intend to continue to originate loans of this type. One- to four-family residential mortgage lending is generally sensitive to regional and local economic conditions that can significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Declines in real estate values could cause some of our residential mortgages to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

Our non-owner occupied commercial real estate loans and one- to four-family residential real estate loans may expose us to increased credit risk.

At December 31, 2025, $321.7 million, or 42.6% of our total loan portfolio, consisted of loans secured by non-owner occupied commercial real estate loans and $94.5 million, or 12.5% of our total loan portfolio, consisted of loans secured by non-owner occupied one- to four-family residential real estate properties. Loans secured by non-owner occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner occupied properties because repayment of such loans depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner occupied properties may be below that of owner occupied properties due to lax property maintenance standards that negatively impact the value of the collateral properties.

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

At December 31, 2025, $9.3 million of our one- to four-family non-owner occupied loans were “interest only” loans. All such loans were performing in accordance with their original repayment terms.

The geographic concentration of our loan portfolio and lending activities makes us vulnerable to a downturn in our local market areas.

While there is not a single employer or industry on which a significant number of our customers are dependent, a substantial portion of our loan portfolio is comprised of loans secured by property located in Baltimore City and Anne Arundel, Baltimore and Harford Counties in the Baltimore metropolitan area and Dorchester and Talbot Counties on the Eastern Shore of Maryland. This makes us vulnerable to a downturn in the local economy and real estate markets. Adverse conditions in the local economy such as unemployment, recession, a catastrophic event or other factors beyond our control could impact the ability of our borrowers to repay their loans, which could impact our net interest income. Decreases in local real estate values caused by economic conditions, recent changes in tax laws or other events could adversely affect the value of the property used as collateral for our loans, which could cause us to realize a loss in the event of a foreclosure. Further, deterioration in local economic conditions could drive the level of loan losses beyond the level we have provided for in our allowance for credit losses, which in turn could necessitate an increase in our provision for credit losses and a resulting reduction to our earnings and capital.

If our allowance for credit losses is not sufficient to cover actual credit losses, our earnings could decrease.

We maintain an allowance for credit losses, which is established through a provision for credit losses that represents management’s best estimate of the current expected losses within the loan portfolio. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for credit losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions or the results of our analyses are incorrect, our allowance for credit losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. In addition, our emphasis on loan growth and on increasing our portfolio of commercial real estate loans, as well as any future credit deterioration or changes in economic conditions could require us to increase our allowance for credit losses in the future. At December 31, 2025, our allowance for credit losses was 0.85% of total loans and 284.72% of non-performing loans. Material additions to our allowance would materially decrease our net income.

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

We derive our income mainly from the difference or “spread” between the interest earned on loans, securities and other interest-earning assets and interest paid on deposits, borrowings and other interest-bearing liabilities. In general, the larger the spread, the more we earn. When interest rates change, the interest we receive on our assets and the interest we pay on our liabilities will fluctuate. This can cause changes in our spread which can adversely affect our income. Our interest-bearing liabilities generally have shorter contractual maturities than our interest-earning assets. Furthermore, the rates we earn on our other interest-earning assets and the rates we pay on our interest-bearing liabilities are generally fixed for a contractual period of time. This imbalance can create significant earnings volatility because market interest rates change over time. Generally, in a period of declining interest rates, the interest income we earn on our interest-earning assets may decrease more rapidly than the interest we pay on our interest-bearing liabilities, as borrowers prepay mortgage loans and as mortgage-backed securities and callable investment securities are called, requiring us to reinvest those cash flows at lower, prevailing interest rates. Conversely, in a period of rising interest rates, the interest income we earn on our interest-earning assets may not increase as rapidly as the interest we pay on deposits and other interest-bearing liabilities.

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

Changes in the level of interest rates also may negatively affect the value of our assets, including the value of our available-for-sale investment securities, which generally decrease when market interest rates rise, and ultimately affect our earnings. At December 31, 2025, we had accumulated other comprehensive losses of $1.1 million related to net changes in unrealized holding losses in the available-for-sale investment securities portfolio.

Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition, liquidity and results of operations. Changes in the level of interest rates also may negatively affect our ability to originate loans, the value of our assets, and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings. Also, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our balance sheet or projected operating results.

Risks Related to Economic Conditions

A worsening of economic conditions in our market area could reduce demand for our products and services and/or result in increases in our level of non-performing loans, which could adversely affect our operations, financial condition and earnings.

A significant decline in general economic conditions caused by inflation, recession, tariffs, acts of terrorism, civil unrest, an outbreak of hostilities or other international or domestic calamities, an epidemic or pandemic, unemployment or other factors beyond our control could negatively affect the markets in which we do business, the value of our loans, investments, and collateral securing our loans, the level of our classified assets, reduce the demand for our products and services, and/or adversely affect our financial results and our banking operations. Economic conditions, especially local conditions, could have the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations:

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

Most of our loans are inside of our market area and, as a result, we have a greater risk of loan defaults and losses in the event of a further economic downturn in our market area, as adverse economic conditions may have a negative effect on the ability of our borrowers to make timely payments of their loans. . Because of our geographic concentration, a downturn in the local economies could make it more difficult to attract loans and deposits, and could cause higher losses and delinquencies on our loans than if the loans were more geographically diversified. A return of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans, investments, and collateral securing our loans, our rate of growth and our ongoing operations, costs and profitability. Any of these negative events may result in higher-than-expected loan delinquencies, increase our levels of non-performing and classified assets, and reduce demand for our products and services, which may cause us to incur losses and may adversely affect our capital, liquidity and financial condition. According to published data, our market area has not experienced any material declines in real estate values during the last year or any material increase in the number of foreclosure proceedings.

Inflation can have an adverse impact on our business and on our customers.

Inflation risk can negatively impact the value of assets or income from investments as inflation decreases the value of money. Inflation rose sharply at the end of 2021 and remained elevated through the first half of calendar 2024, before beginning to moderate in the latter half of 2024 and into calendar 2025. However, inflation levels continue to exceed the Federal Reserve Board’s long-term target of 2.0%. As inflation increases and market interest rates rise the value of our investment securities, particularly those with longer maturities, would decrease, although this effect can be less pronounced for floating rate instruments. In addition, inflation generally increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our noninterest expenses. Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us.

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

Any material interruption in our customers’ supply chains, such as a material interruption of the resources required to conduct their business resulting from interruptions in service by third-party providers, trade restrictions, such as increased tariffs or quotas, embargoes or customs restrictions, restrictions in federal subsidies or grants, social or labor unrest, natural disasters, epidemics or pandemics or political disputes and military conflicts, that cause a material disruption in our customers' supply chains, could have a negative impact on their business and ability to repay their borrowings with us. In the event of disruptions in our customers’ supply chains, the labor and materials they rely on in the ordinary course of business may not be available at reasonable rates or at all. Additionally, changes in distribution of federal funds or freezing of federal funds, including reductions in federal workforce causing unemployment, could have an adverse effect on the ability of consumers and businesses to pay debts and/or affect the demand for loans and deposits.

Risks Related to Our Funding

Our inability to generate core deposits may cause us to rely more heavily on wholesale funding strategies for funding and liquidity needs, which could have an adverse effect on our net interest margin and profitability.

We must maintain sufficient funds to respond to the needs of depositors and borrowers. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also receive funds from loan repayments, investment maturities and income on other interest-earning assets. While we emphasize generating transaction accounts, we cannot guarantee if and when this will occur. Further, the considerable competition for deposits in our market area also has made, and may continue to make, it difficult for us to obtain reasonably priced deposits. Moreover, deposit balances can decrease if customers perceive alternative investments as providing a better risk/return tradeoff. If we are not able to increase our lower-cost transactional deposits at a level necessary to fund our asset growth or deposit outflows, we may be forced seek other sources of funds, including other certificates of deposit, FHLB advances, brokered deposits and lines of credit to meet the borrowing and deposit withdrawal requirements of our customers, which may be more expensive and have an adverse effect on our net interest margin and profitability. In this regard, total deposits increased $24.6 million, or 3.8%, to $676.1 million at December 31, 2025 from $651.5 million at December 31, 2024. At December 31, 2025, the Company had $35.0 million of outstanding advances from the FHLB and $50.3 million in brokered deposits.

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

BayVanguard Bank is subject to extensive regulation, supervision and examination by the OCFR and the FDIC, and BV Financial is subject to extensive regulation, supervision and examination by the Federal Reserve Board. Such regulation and supervision govern the activities in which an institution and its holding company may engage and are intended primarily for the protection of the federal deposit insurance fund and the depositors of BayVanguard Bank, rather than for our stockholders. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the adequacy of the level of our allowance for credit losses. These regulations, along with existing tax, accounting, securities, deposit insurance and monetary laws, rules, standards, policies, and interpretations, control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, executive orders, legislation or supervisory action, may have a material impact on our operations. Further, compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

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

The failure to maintain current technologies, and the costs to update technology, could negatively impact the Corporation's business and financial results.

Our future success depends, in part, on our ability to effectively embrace technology to better serve customers and reduce costs. We have been required, and may be required in the future, to expend additional resources to employ the latest technologies. Failure to keep pace with technological change could potentially have an adverse effect on our business operations and financial condition and results of operations.

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

We are a community bank, and our reputation is one of the most valuable components of our business. A key component of our business strategy is to rely on our reputation for customer service and knowledge of local markets to expand our presence by capturing new business opportunities from existing and prospective customers in our market area and contiguous areas. Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, cybersecurity incidents and questionable or fraudulent activities of our customers. In addition, third parties with whom the Company has relationships may take actions over which the Company has limited control that could negatively impact perceptions about the Company or the financial services industry. The proliferation of social media may increase the likelihood that negative information about the Company, whether or not accurate, could impact the Company’s reputation and business. Negative publicity regarding our business, employees, or customers, with or without merit, may result in the loss of customers and employees, costly litigation and increased governmental regulation, any or all of which could adversely affect our business and operating results.

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

Risks Related to Our Common Stock

Our stock price can be volatile.

Our stock price can fluctuate in response to a variety of factors, some of which are not under our control. The factors that could cause our stock price to decrease include, but are not limited to:

• Our financial condition, performance, creditworthiness and prospects;

• Variations in our operating results or the quality of our assets;

• General investor sentiment regarding the banking industry;

• Operating results that vary from the expectations of management, securities analysts and investors;

• Changes in expectations as to our future financial performance;

• Changes in financial markets related to market valuations of financial industry companies;

• The operating and securities price performance of other companies that investors believe are comparable to us;

• The imposition of tariffs and any retaliatory responses;

• Proposed or adopted legislative, regulatory or accounting changes or developments;

• The credit, mortgage and housing markets, the markets for securities relating to mortgages or housing, and developments with respect to financial institutions generally; and

• Changes in global financial markets and global economies and general market conditions, such as interest or foreign exchange rates, inflation, recessionary conditions, stock, commodity or real estate valuations or volatility and other geopolitical, regulatory or judicial events.

The limited liquidity of our common stock may limit your ability to trade our shares and may impact the value of our common stock.

While the Corporation's common stock is traded on the NASDAQ Stock Market, the trading volume has historically been less than that of larger financial services companies. Stock price volatility may make it more difficult for investors to sell their common stock when they want and at prices they find attractive.

A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the relatively low trading volume of our common stock, significant sales of our common stock in the public market, or the perception that those sales may occur, could cause the trading price of our common stock to decline or to be lower than it otherwise might be in the absence of those sales or perceptions.

Anti-takeover provisions could negatively impact our shareholders.

Under regulations applicable to our second-step conversion, for a period of three years following completion of the conversion, no person may offer to acquire or acquire beneficial ownership of more than 10% of our common stock without the prior approval of the Federal Reserve Board. Under federal law, subject to certain exemptions, a person, entity or group must obtain the approval of the Federal Reserve Board before acquiring control of a bank holding company. Additionally, certain provisions in our Articles of Incorporation and Bylaws could make it more difficult for a third party to acquire the Corporation, even if doing so would be perceived to be beneficial to our shareholders.

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

Item 2. Properties.

We conduct our operations from our main office, 12 branch offices which are located in Baltimore City, Anne Arundel, Baltimore, Dorchester, Harford and Talbot Counties, Maryland. We own our main office and eight of our branch offices and lease the remaining four branch offices. At December 31, 2025, the net book value of our premises and equipment was $12.5 million.

Item 3. Legal Proceedings.

Periodically, we are involved in claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At December 31, 2025, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The common stock of BV Financial is listed on The Nasdaq Capital Market under the symbol “BVFL.” As of March 13, 2026, we had 295 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 8,790,568 shares of common stock outstanding.

To date, we have not paid any cash dividends to our stockholders. The payment and amount of any dividend payments is subject to statutory and regulatory limitations, and depends upon a number of factors, including the following: regulatory capital requirements; our financial condition and results of operations; tax considerations; and general economic conditions.

The following table provides information on repurchases by the Company of its common stock under the Company's Board approved program during the quarter ended December 31, 2025.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2025	565,387	$16.53	565,387	388,222
November 1 - 30, 2025	138,875	16.71	138,875	249,347
December 1 - 31, 2025	11,920	18.34	11,920	237,427
Total	716,182	$16.59	716,182

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis reflects the information contained in our consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information at and for the years ended December 31, 2025 and 2024 is derived in part from the audited consolidated financial statements that appear elsewhere in this annual report. You should read the information in this section in conjunction with the other business and financial information contained in this annual report, including the consolidated financial statements and related notes of BV Financial.

Overview

Summary of Financial Condition and Operating Results. At December 31, 2025, we had $912.2 million in consolidated assets, an increase of $392,000, or 0.04%, from $911.8 million at December 31, 2024. The increase was due primarily to a $19.2 million increase in net loans receivable to $748.5 million at December 31, 2025, partially offset by a $14.8 million decrease in cash and cash equivalents and a $4.0 million decrease in securities available for sale. Total liabilities increased $12.1 million, or 1.7%, from $716.3 million at December 31, 2024 to $728.4 million at December 31, 2025. The increase was primarily due to an increase in total deposits of $24.6 million, partially offset by a decrease in borrowings of $14.9 million.

Stockholders’ equity decreased $11.7 million or 6.0%, to $183.8 million at December 31, 2025, primarily due to $30.0 million in stock repurchases, offset by $13.5 million of net income and $4.2 million in other adjustments, primarily equity compensation. During the year, the Company repurchased 1,823,997 shares of common stock at an average cost of $16.23.

Net income increased $1.8 million, or 15.1%, to $13.5 million for the year ended December 31, 2025, compared to $11.7 million for the year ended December 31, 2024. The increase was due primarily to an increase of $3.0 million in interest income and an increase in the recovery of provision for credit losses of $2.2 million, offset by a $1.3 million increase in interest expense, a $1.7 million increase in non-interest expense, and a $700,000 increase in income tax expense.

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
•
Grow our loan portfolio with an emphasis on commercial real estate and residential mortgage lending. While we intend to continue to focus on the origination of commercial real estate loans, we intend to remain a residential mortgage lender in our market area and maintain a balance between the commercial real estate and residential mortgage portfolios. We originated $52.8 million of commercial real estate and $32.9 million of residential mortgages loans during the year ended December 31, 2025. At December 31, 2025, $401.4 million, or 53.2%, of our total loan portfolio consisted of commercial real estate loans and $258.5 million, or 34.2%, of our total loan portfolio consisted of residential mortgages.

•
Manage credit risk to maintain a low level of non-performing assets. We believe that maintaining strong asset quality is paramount to our long-term success. We follow conservative underwriting guidelines with sound loan administration, and focus on originating loans secured by real estate. This includes enhanced loan monitoring of higher risk portfolio segments, higher risk individual loans and larger relationships within the portfolio, and frequent loan grade review. Our non-performing assets totaled $2.3 million, or 0.25% of total assets, at December 31, 2025. Our total non-performing loans to total loans ratio was 0.30% at December 31, 2025.

•
Increase core deposits with an emphasis on non-interest-bearing deposits. Deposits are our primary source of funds for lending and investment. Core deposits (which we define as all deposits except for time deposits) were 69.8% of total deposits at December 31, 2025. In particular, non-interest-bearing demand deposits were 20.5% of our total deposits at December 31, 2025. We continue to focus on expanding core deposits by leveraging our business development officers and commercial lending and retail relationships.

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

Our annual goodwill impairment test is performed each year as of September 30. BV Financial performed its 2025 annual goodwill impairment qualitative assessment and determined BV Financial’s goodwill was not considered impaired. We monitor our performance and evaluate our goodwill for impairment annually or more frequently as needed.

Deferred Income Taxes. At December 31, 2025, we had a net deferred tax asset totaling $7.6 million. In accordance with Accounting Standards Codification (“ASC”) Topic 740 “Income Taxes,” we use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If currently available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established if it is not more likely than not realizable. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting deferred tax assets and liabilities. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets are inherently subjective and are reviewed on a regular basis as regulatory or business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance that results in additional income tax expense in the period in which it is recognized would negatively affect income. Management believes, based upon current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize its federal and state deferred tax asset.

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

	At December 31,
(dollars in thousands)	2025	2024
Selected Financial Condition Data:
Total assets	$912,213	$911,821
Cash and cash equivalents	55,705	70,500
Securities available-for-sale	33,226	37,259
Securities held-to-maturity	5,736	5,979
Loans receivable	748,484	729,238
Investment in life insurance	20,441	20,058
Goodwill	14,420	14,420
Deferred tax asset, net	7,563	8,899
Deposits	676,094	651,491
Borrowings	35,000	49,883
Total stockholders' equity	183,804	195,499

	At December 31,
(dollars in thousands, except per share data)	2025	2024
Selected Operating Data:
Interest income	$49,707	$46,682
Interest expense	12,806	11,495
Net interest income	36,901	35,187
(Recovery of) provision for credit losses	(2,429)	(203)
Net interest income after provision for (recovery of) loan losses	39,330	35,390
Non-interest income	2,720	2,514
Non-interest expense	23,187	21,498
Income before income taxes	18,863	16,406
Income taxes	5,368	4,683
Net income	13,495	11,723
Basic earnings per share	$1.44	$1.10
Diluted earnings per share	$1.43	$1.09

	At or For the Years
	Ended December 31,
	2025	2024
Performance Ratios:
Return on average assets	1.48%	1.32%
Return on average equity	7.01%	5.77%
Interest rate spread(1)	3.61%	3.50%
Net interest margin(2)	4.35%	4.27%
Non-interest expense to average assets	2.54%	2.42%
Efficiency ratio(3)	58.52%	57.02%
Average interest-earning assets to average interest-bearing liabilities	149.10%	154.92%
Average equity to average assets	21.07%	22.88%

Capital Ratios(4):
Total capital to risk-weighted assets	22.06%	25.49%
Tier 1 capital to risk-weighted assets	21.13%	24.24%
Common equity tier 1 capital to risk-weighted assets	21.13%	24.24%
Tier 1 capital to average assets	16.44%	19.83%

Asset Quality Ratios:
Allowance for credit losses as a percentage of total loans	0.85%	1.15%
Allowance for credit losses as a percentage of non-performing loans	284.72%	212.51%
Net (charge-offs) recoveries to average outstanding loans during the year	0.00%	-0.04%
Non-performing loans as a percentage of total loans	0.30%	0.54%
Non-performing loans as a percentage of total assets	0.25%	0.44%
Total non-performing assets as a percentage of total assets	0.25%	0.46%

Other:
Number of offices	12	13
Number of full-time equivalent employees	102	111

(1) Represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2) Represents the net interest income as a percentage of average interest-earning assets.
(3) Represents non-interest expenses divided by the sum of net interest income and non-interest income.
(4) BayVanguard Bank only.

Comparison of Financial Condition at December 31, 2025 and December 31, 2024

Total Assets.

Total assets were $912.2 million at December 31, 2025, an increase of $392,000, or 0.04%, from $911.8 million at December 31, 2024. The increase was due primarily to a $19.2 million increase in net loans receivable to $748.5 million at December 31, 2025, offset by a $14.8 million decrease in cash and cash equivalents, and a $4.0 million decrease in securities available for sale.

Cash and Cash Equivalents.

Cash and cash equivalents decreased $14.8 million, or 21.0%, to $55.7 million at December 31, 2025 from $70.5 million at December 31, 2024 as excess cash was used to fund loans and repay the Company's subordinated debt.

Securities.

Securities available for sale (“AFS”) decreased $4.0 million, or 10.8%, to $33.2 million at December 31, 2025 from $37.3 million at December 31, 2024. Securities held to maturity ("HTM") decreased $243,000 or 4.1% to $5.7 million at December 31, 2025. The decreases were due to pay-downs and maturities.

Management monitors and manages the investment portfolio on a monthly basis and believes the risks inherent in the portfolio are acceptable. AFS securities are reviewed each quarter to determine whether a decline in the fair value of the securities is a result of a deterioration in credit quality. No reserve for credit losses has been recorded on AFS securities.

Gross unrealized losses on AFS securities at December 31, 2025 and 2024 were $1.6 million and $2.3 million, respectively. The unrealized losses are the result of changes in interest rates since the securities were issued. The Company intends to, and has the ability to, hold investment securities with unrealized losses until they mature, at which time the Company expects to receive pay-offs in full for the security.

The AFS portfolio holds 91%, or $31.7 million, of its portfolio in securities issued by Government Sponsored Enterprises ("GSE") backed by the full faith and credit of the United States Government. The remainder of the portfolio consists of bonds issued by bank holding companies.

The HTM portfolio consists of $2.5 million in securities issued by GSEs and $3.2 million in securities issued by bank holding companies. At December 31, 2025 and 2024, the securities in the HTM portfolio not issued by a GSE had an allowance for credit loss of $2,000 and $4,000, respectively.

No individual security in either the AFS or HTM portfolios issued by a non-GSE has a book value greater than $750,000.

Net Loans Receivable.

Net loans receivable increased $19.2 million, or 2.6%, to $748.5 million at December 31, 2025 from $729.2 million at December 31, 2024. Increases in 1-4 family owner occupied, construction loans and commercial loans offset decreases in owner occupied commercial real estate loans, commercial investor loans, non-owner occupied one- to four- family loans, farm loans, consumer loans and loans guaranteed by the U.S. Government.

Total Liabilities.

Total liabilities increased $12.1 million, or 1.7%, to $728.4 million at December 31, 2025 from $716.3 million at December 31, 2024. The increase was primarily due to an increase in deposits of $24.6 million, partially offset by a decrease in borrowings of $14.9 million.

Deposits.

Total deposits increased $24.6 million, or 3.8%, to $676.1 million at December 31, 2025 from $651.5 million at December 31, 2024. Interest-bearing deposits increased $16.0 million, or 3.1%, to $537.7 million at December 31, 2025 from $521.8 million at December 31, 2024, primarily due to the $14.0 million increase in certificates of deposit. Noninterest bearing deposits increased $8.6 million, or 6.7%, to $138.4 million at December 31, 2025 from $129.7 million at December 31, 2024.

Federal Home Loan Bank Borrowings.

The Company had $35.0 million of FHLB borrowings at December 31, 2025 compared to $15.0 million in FHLB borrowings at December 31, 2024. The increased borrowings from the FHLB replaced the $35.0 million in subordinated debt issued in 2020 and paid off in 2025.

Stockholders’ Equity.

Stockholders’ equity decreased $11.7 million or 6.0%, to $183.8 million at December 31, 2025 primarily due to $30.0 million in stock repurchases, offset by $13.5 million of net income and $4.2 million in other adjustments, primarily equity compensation. During the year, the Company repurchased 1,823,997 shares of common stock at an average cost of $16.23.

Average Balance Sheets

The following tables set forth average balance sheets, average yields and costs, and certain other information for the years indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Net deferred loan fees totaled $2.2 million and $2.2 million for the years ended December 31, 2025 and 2024, respectively.

	2025			2024
(dollars in thousands)	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate

Interest-earning assets:
Loans	$746,435	$45,596	6.11%	$703,411	$41,003	5.81%
Securities available-for-sale	35,267	1,326	3.76%	35,544	1,319	3.70%
Securities held-to-maturity	6,816	185	2.71%	9,542	314	3.28%
Cash, cash equivalents and other interest-earning assets	59,338	2,600	4.41%	73,096	4,046	5.53%
Total interest-earning assets	847,856	49,707	5.86%	821,593	46,682	5.67%
Noninterest-earning assets	65,793			68,865
Total assets	$913,649			$890,458

Interest-bearing liabilities:
Interest-bearing demand deposits	$79,288	679	0.86%	$84,655	878	1.03%
Savings deposits	119,083	499	0.42%	134,795	323	0.24%
Money market deposits	125,508	3,055	2.43%	101,831	2,274	2.23%
Certificates of deposit	203,464	6,471	3.18%	173,932	5,567	3.19%
Total interest-bearing deposits	527,343	10,704	2.03%	495,213	9,042	1.82%
Federal Home Loan Bank advances	6,547	279	4.26%	41	2	4.86%
Subordinated debentures	34,766	1,823	5.24%	35,071	2,451	6.97%
Total borrowings	41,313	2,102	5.09%	35,112	2,453	6.97%
Total interest-bearing liabilities	568,656	12,806	2.25%	530,325	11,495	2.16%
Noninterest-bearing demand deposits	134,643			137,935
Other noninterest-bearing liabilities	17,838			19,074
Total liabilities	721,137			687,334
Equity	192,512			203,124
Total liabilities and equity	$913,649			$890,458
Net interest income		$36,901			$35,187
Net interest rate spread [1]			3.61%			3.50%
Net interest-earning assets [2]	$279,200			$291,268
Net interest margin [3]			4.35%			4.27%
Average interest-earning assets to interest-bearing liabilities	149.10%			154.92%

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

	December 31, 2025 vs. 2024
	Interest Income Increase (Decrease) Due to
(dollars in thousands)	Volume	Rate	Total
Interest income:
Loans receivable	$2,566	$2,027	$4,593

Investment securities AFS	(7)	14	7
Investment securities HTM	(74)	(55)	(129)
Total Investment securities	(81)	(41)	(122)

Equity Investments	1	(4)	(3)
Short-term investments and other
interest-earning assets	(618)	(825)	(1,443)
Total interest-earning assets	1,868	1,157	3,025

Interest expense:
Deposits	643	1,019	1,662

FHLB Borrowings & Other Borrowings	277	—	277
Jr. Subordinated Debentures
Subordinated Debentures	(16)	(612)	(628)
Total Borrowings	261	(612)	(351)
Escrow Balances
Total interest-bearing liabilities	904	407	1,311

Change in net interest income	$964	$750	$1,714

Comparison of Operating Results for the Years Ended December 31, 2025 and December 31, 2024

General.

The Company reported net income of $13.5 million or $1.43 per diluted share for the year ended December 31, 2025 compared to net income of $11.7 million or $1.09 per diluted share for the year ended December 31, 2024.

Interest Income.

Total interest income increased 3.0 million, or 6.48% for the year ended December 31, 2025 when compared to the year ended December 31, 2024. Interest income on loans increased by $4.6 million or 11.2%. Higher yields on loans contributed $2.0 million to the increase while an increase in the average balance outstanding contributed $2.6 million to the increase.

Interest income on investment securities available-for-sale increased by $7,000 or 0.5% as the increase in yields on new purchases were offset by a decline in the average balance of AFS investments.

Interest income on investment securities held-to-maturity decreased $129,000 or 41.1%, primarily due to lower average balances in these securities.

Other interest income primarily consists of interest earned on overnight cash investments. Interest income in this category decreased by $1.4 million, or 35.7%, primarily due to lower average balances.

Interest Expense.

Total interest expense increased by $1.3 million or 11.4% to $12.8 million for the year ended December 31, 2025 from $11.5 million for the year ended December 31, 2024. Both the increase in the average balance of deposits and borrowings and the cost of interest-bearing deposits drove the increase in total interest expense.

Interest paid on interest-bearing deposits increased by $1.7 million or 18.4% for the year ended December 31, 2025 compared to the year ended December 31, 2024. Higher rates paid on deposits were influenced by, among other factors, intense competition for deposits in the Bank's market area, and a greater percentage of deposits consisting of higher-yielding certificates of deposit. Non-interest bearing deposits decreased in the year as customers took advantage of higher market interest rates to redeploy their excess cash into interest-bearing products.

Interest expense on advances from the FHLB increased by $277,000 for the year ended December 31, 2025 as the Bank utilized FHLB borrowings to replace the $35.0 million in subordinated debt issued in 2020.

Interest expense on subordinated debt decreased by $628,000, or 25.6%, during the year. The decrease was due primarily to the pay-off of $3.0 million in junior subordinated debt which included the write-off (increase in interest expense) of the remaining purchase accounting fair market value adjustment of $566,000 during 2024.

Net Interest Income.

Net interest income before the provision for credit losses was $36.9 million for the year ended December 31, 2025, compared to $35.2 million in the year ended December 31, 2024. The net interest margin for the year ended December 31, 2025 was 4.35% compared to 4.27% for the year ended December 31, 2024.

Provision for Credit Losses.

For the year ended December 31, 2025, the Company recorded a credit of $2.4 million compared to a credit of $203,000 for the year ended December 31, 2024. During the fourth quarter, based on a recommendation from a third-party validation report on the CECL model and methodology, the Company expanded the number of independent variables used in the forecast economic adjustment. The Company added the Federal Reserve’s forecast of the unemployment rate to the regression analysis that had previously used only the Federal Reserve’s forecast of GDP. This change resulted in a decrease in the required ACL-Loans in the fourth quarter of $945,000. The remaining decrease in the calculated required ACL-loans was primarily due to formula-driven qualitative factor adjustments for loan segment growth and asset quality.

The $2.4 million credit to the provision for credit losses consisted of a $2.2 million credit to the allowance for credit losses - loans, and a $2,000 credit to the allowance for credit losses - HTM securities and a $259,000 credit to the allowance for off balance sheet commitments. In the year ended December 31, 2025, net recoveries of previously charged-off loans totaled $83,000. These recoveries directly reduced the required amount of the allowance for credit losses-loans.

Non-interest Income. Non-interest income information is as follows.

	Years Ended December 31,		Change
	2025	2024	Amount	Percent
(dollars in thousands)
Service fees on deposits	$462	$426	$36	8.45%
Fees from debit cards	706	706	—	—
Income from investment in life insurance	383	400	(17)	(4.25)%
Gain on sale of foreclosed real estate and repossessed assets	26	—	26	—
(Loss) gain on sale of premises and equipment	(32)	—	(32)	—
Other income	1,175	982	193	19.65%
Total non-interest income	$2,720	$2,514	$206	8.19%

Non-interest income increased $206,000 to $2.7 million for the year ended December 31, 2025 from $2.5 million for the year ended December 31, 2024.

Non-interest Expense. Non-interest expense information is as follows.

	Years Ended December 31,		Change
	2025	2024	Amount	Percent
(dollars in thousands)
Compensation and related benefits	$16,237	$14,005	$2,232	15.94%
Occupancy	1,624	1,616	8	0.50%
Data processing	1,528	1,480	48	3.24%
Advertising	37	23	14	60.87%
Professional fees	933	1,008	(75)	-7.44%
Equipment	370	396	(26)	(6.57)%
Other real estate owned and repossessed assets holding costs	5	13	(8)	(61.54)%
Amortization of intangible assets	180	181	(1)	(0.55)%
FDIC insurance premiums	330	326	4	1.23%
Other	1,943	2,450	(507)	-20.69%
Total non-interest expense	$23,187	$21,498	$1,689	7.86%

For the year ended December 31, 2025 noninterest expense totaled $23.2 million compared to $21.5 million for the year ended December 31, 2024. Compensation and benefits increased by 15.9% due to a full year of costs of the equity awards granted after the stockholders approved the 2024 Equity Incentive Plan compared to four months of costs of the plan in 2024. During the year ended December 31, 2025 expense related to this plan was $3.9 million as compared to $1.5 million in the year ended December 31, 2024.

Other operating expenses decreased by $507,000 or (20.7%) due to decreases in outside service fees, IT repairs and maintenance and miscellaneous loan expenses.

Income Tax Expense.

Income tax expense for the year ended December 31, 2025 was $5.4 million resulting in an effective tax rate of 28.5%. Income tax expense for the year ended December 31, 2024 was $4.7 million resulting in an effective tax rate of 28.5%.

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
growing core deposit accounts;
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

The table below sets forth, as of December 31, 2025, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

Estimated Changes in Net Interest Income
Change in Interest Rates(1):	- 400 bp	- 300 bp	- 200 bp	- 100 bp	+ 100bp	+ 200 bp	+ 300bp	+ 400bp
December 31, 2025	-18.00%	-14.23%	-8.66%	-3.79%	2.16%	4.12%	5.85%	7.36%

1.
Assumes an immediate uniform change in interest rates at all maturities.

The tables above indicate that at December 31, 2025, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 4.12% increase in net interest income. In the event of an instantaneous parallel 200 basis point decrease in interest rates, we would experience a 8.66% decrease in net interest income.

The table above also illustrates that BV Financial’s net interest income is subject to significant decreases if interest rates were to decrease instantaneously by the amounts presented. This is due to a number of factors including:

1.
Short-term assets such as cash and cash equivalents will reprice immediately based on the Fed Funds target rate.

2.
The floating-rate securities in the available-for-sale portfolio will reprice lower with a short (quarterly) lag.

3.
Loans with variable interest rates will begin to reprice at rates lower than the current note rates.

4.
New assets (loans and investment securities) will be placed on the balance sheet at the lower current market interest rates.

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

The table below sets forth, as of December 31, 2025, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

Estimated Changes in Economic Value of Equity
Change in Interest Rates(1):	- 400 bp	- 300 bp	- 200 bp	- 100 bp	+ 100 bp	+ 200 bp	+ 300 bp	+ 400 bp
December 31, 2025	-34.78%	-25.30%	-14.15%	-6.07%	3.41%	5.41%	6.56%	6.89%

1.
Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at December 31, 2025, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 5.41% increase in EVE, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience an 14.15% decrease in EVE. As indicated in the table above, our EVE falls considerably in the instantaneous down scenarios due to the value of the low or zero rate non-maturing deposit portfolio declining as the theoretical spread between the cost of these deposits and new assets declines. In the up scenarios, the value of these instruments increases less as the model assumes a significant lag before these rates increase.

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

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from maturities of securities. We also have the ability to borrow from the FHLB of Atlanta. At December 31, 2025 and December 31, 2024, we had $171.6 million and $157.5 million available under a line of credit with the FHLB of Atlanta, and had $35.0 million and $15 million outstanding as of December 31, 2025 and December 31, 2024, respectively, with the FHLB of Atlanta. In addition, at December 31, 2025 and December 31, 2024, the Bank had $29.0 million and $23.0 million in unfunded letters of credit used to secure municipal deposits outstanding against the line of credit with the FHLB of Atlanta.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $19.0 million and $16.1 million for the years ended December 31, 2025 and 2024, respectively. Net cash used in investing activities, which consists primarily of investments in loans and securities, was $13.3 million and $32.5 million for the years ended December 31, 2025 and 2024, respectively. Net cash provided by used in financing activities, consisting primarily of changes in deposits and advances and the repayment of advances to the FHLB, was $20.5 million for the year ended December 31, 2025 compared to net cash provided of $13.2 million for the year ended December 31, 2024.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Time deposits that are scheduled to mature in less than one year from December 31, 2025 totaled $79.9 million. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained. However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Capital Resources. At December 31, 2025, BayVanguard Bank exceeded all of its regulatory capital requirements, and was categorized as well capitalized. Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At December 31, 2025, we had outstanding commitments to extend credit of $45.9 million and $832,000 of letters of credit. See Note 4 to the consolidated financial statements for further information.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

Recent Accounting Pronouncements

Please refer to Note 1 to the consolidated financial statements of BV Financial for the years ended December 31, 2025 and 2024 included with this document for a description of recent accounting pronouncements that may affect our financial condition and results of operations.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information regarding this Item is contained in Item 7 under the heading “Management of Market Risk.”

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	50
Consolidated Balance Sheets as of December 31, 2025 and 2024	51
Consolidated Statements of Income for the Years ended December 31, 2025 and 2024	52
Consolidated Statement of Comprehensive Income for the Years ended December 31, 2025 and 2024 Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2025 and 2024	53 54
Consolidated Statements of Cash Flows for the Years ended December 31, 2025 and 2024	55
Notes to Consolidated Financial Statements	56

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

BV Financial, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of BV Financial, Inc. and Subsidiaries
(the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, consolidated statements of stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31,
2025 and 2024, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United
States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Tysons, Virginia

March 27, 2026

BV FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2025	December 31, 2024
(dollars in thousands, except per share amounts)
Assets
Cash	$5,616	$5,842
Interest-bearing deposits in other banks	50,089	64,658
Cash and cash equivalents	55,705	70,500
Equity Investment	404	391
Securities available for sale	33,226	37,259
Securities held to maturity (fair value of $5,102 and $5,171, ACL of $2 and $4)	5,736	5,979
Loans held for maturity	754,921	737,760
Allowance for credit losses	(6,437)	(8,522)
Net loans	748,484	729,238
Other real estate owned	—	159
Premises and equipment, net	12,493	13,224
Federal Home Loan Bank of Atlanta stock, at cost	2,324	1,366
Investment in life insurance	20,441	20,058
Accrued interest receivable	3,149	3,161
Goodwill	14,420	14,420
Intangible assets, net	651	831
Deferred tax assets, net	7,563	8,899
Other assets	7,617	6,336
Total assets	$912,213	$911,821
Liabilities and Stockholders' Equity
Liabilities
Noninterest-bearing deposits	$138,360	$129,724
Interest-bearing deposits	537,734	521,767
Total deposits	676,094	651,491
FHLB borrowings	35,000	15,000
Subordinated Debentures	—	34,883
Other liabilities	17,315	14,948
Total liabilities	728,409	716,322
Stockholders' equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 45,000,000 shares authorized at December 31, 2025 and December 31, 2024; 8,852,813 shares issued and outstanding as of December 31, 2025 and 10,645,284 shares issued and outstanding as of December 31, 2024	88	106
Paid-in capital	68,834	94,679
Unearned common stock held by employee stock ownership plan	(6,978)	(7,160)
Retained earnings	122,990	109,495
Accumulated other comprehensive loss	(1,130)	(1,621)
Total stockholders' equity	183,804	195,499
Total liabilities and stockholders' equity	$912,213	$911,821

See notes to consolidated financial statements.

BV FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(dollars in thousands, except per share amounts)	Year Ended December 31,
Interest Income	2025	2024
Loans, including fees	$45,596	$41,003
Investment securities available for sale	1,326	1,319
Investment securities held to maturity	185	314
Other interest income	2,600	4,046
Total interest income	49,707	46,682
Interest Expense
Interest on deposits	10,704	9,042
Interest on FHLB borrowings	279	2
Interest on subordinated debentures	1,823	2,451
Total interest expense	12,806	11,495
Net interest income	36,901	35,187
(Recovery of) provision for credit losses	(2,429)	(203)
Net interest income after (recovery of) provision for credit losses	39,330	35,390
Noninterest Income
Service fees on deposits	462	426
Fees from debit cards	706	706
Income from investment in life insurance	383	400
Gain on foreclosed real estate	26	—
Loss on sale of fixed assets	(32)	—
Other income	1,175	982
Total noninterest income	2,720	2,514
Noninterest Expense
Compensation and related benefits	16,237	14,005
Occupancy	1,624	1,616
Data processing	1,528	1,480
Advertising	37	23
Professional fees	933	1,008
Equipment	370	396
Foreclosed real estate and holding costs	5	13
Amortization of intangible assets	180	181
FDIC insurance premiums	330	326
Other	1,943	2,450
Total noninterest expense	23,187	21,498
Net income before tax	18,863	16,406
Income tax expense	5,368	4,683
Net income	$13,495	$11,723
Basic earnings per share	$1.44	$1.10
Diluted earnings per share	$1.43	$1.09

See notes to consolidated financial statements.

BV FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2025 and 2024

	Year Ended December 31,
(dollars in thousands)	2025	2024
Net income	$13,495	$11,723

Other comprehensive income
Unrealized gain on securities available for sale	677	465
Income tax relating to securities available for sale	(186)	(128)
Other comprehensive income	491	337

Total comprehensive income	$13,986	$12,060

See notes to consolidated financial statements.

BV FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the years ended December 31, 2025 and 2024

(dollars in thousands)	Common stock	Paid-in capital	Unearned common stock held by ESOP	Retained earnings	Accumulated other comprehensive loss	Total

Balance, December 31, 2024	$106	$94,679	$(7,160)	$109,495	$(1,621)	$195,499
Net income	—	—	—	13,495	—	13,495
Other comprehensive income
(net of tax of ($186))	—	—	—	—	491	491
Stock compensation	—	4,160	—	—	—	4,160
Repurchase of common stock - 1,823,997 shares	(18)	(30,005)	—	—	—	(30,023)
ESOP shares committed to be released	—	—	182	—	—	182

Balance, December 31, 2025	$88	$68,834	$(6,978)	$122,990	$(1,130)	$183,804

(dollars in thousands)	Common stock	Paid-in capital	Unearned common stock held by ESOP	Retained earnings	Accumulated other comprehensive loss	Total

Balance, December 31, 2023	$114	$110,465	$(7,328)	$97,772	$(1,958)	$199,065
Net income	—	—	—	11,723	—	11,723
Other comprehensive income
(net of tax of ($128))	—	—	—	—	337	337
Stock compensation	3	1,919	—	—	—	1,922
Repurchase of common stock - 1,088,734 shares	(11)	(17,705)	—	—	—	(17,716)
ESOP shares committed to be released	—	—	168	—	—	168

Balance, December 31, 2024	$106	$94,679	$(7,160)	$109,495	$(1,621)	$195,499

See notes to consolidated financial statements.

BV FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2025 and 2024

	Year Ended December 31,
(dollars in thousands)	2025	2024
Cash flows from operating activities
Net income	$13,495	$11,723
Adjustments to reconcile net income to net cash provided by operating activities
Net accretion of discounts and premiums	72	(57)
Recovery of credit losses	(2,429)	(203)
Proceed payments received on foreclosed real estate	—	11
Amortization of deferred loan fees/costs	48	415
Amortization of intangible assets	180	181
Amortization of debt issuance costs	117	155
Write off fair market value of subordinated debt	—	566
Depreciation of premises and equipment	633	822
Loss on sale of assets	32	—
Deferred tax expense (benefit)	1,150	(58)
Increase in cash surrender value of life insurance	(383)	(400)
Stock-based compensation expense	4,160	1,911
ESOP compensation expense	182	168
Increase in accrued interest and other assets	673	2,232
Increase (decrease) increase in other liabilities	1,094	(1,403)
Net cash provided by operating activities	19,024	16,063
Cash flows from investing activities
Increase in equity trading account	(13)	7
Proceeds from maturities and principal payments of investment securities available for sale	20,638	12,091
Purchases of investment securities available for sale	(16,000)	(14,500)
Proceeds from maturities and principal payments of investment securities held to maturity	244	4,229
Net increase in loans	(16,967)	(32,973)
Purchase of premises and equipment	(237)	(611)
Proceeds from sale of Federal Home Loan Bank Stock	1,015	—
Purchase of Federal Home Loan Bank of Atlanta stock	(1,973)	(740)
Net cash used in investing activities	(13,293)	(32,497)
Cash flows provided by financing activities
(Decrease) increase in official checks	(376)	181
Net increase in deposits	24,603	17,457
Increase in advance payments by borrowers for taxes and insurance	270	1,352
Advances from the Federal Home Loan Bank of Atlanta	35,000	15,000
Repayments of advances from the Federal Home Loan Bank of Atlanta	(15,000)	—
Repayments of subordinated debt	(35,000)	(3,093)
Repurchase of shares	(30,023)	(17,705)
Net cash (used in) provided by financing activities	(20,526)	13,192
Net increase (decrease) in cash and cash equivalents	(14,795)	(3,242)
Cash and cash equivalents at beginning of period	70,500	73,742
Cash and cash equivalents at end of period	$55,705	$70,500
Supplementary cash flows information
Interest paid	$12,719	$11,342
Income taxes paid	$3,014	$5,887
Supplementary noncash transactions

Noncash investing and financing activities:
Net change on equity and available for sale securities	(677)	37
Net change on loans	(159)	(200)
Net change in foreclosed real estate	159	—
Transfers from property plant and equipment to other assets	303	815
Deferred tax assets	186	128
Net change in adjusted other comprehensive income	491	337

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

The Company conducts its operations primarily through its wholly owned subsidiary, BayVanguard Bank (the "Bank"), a Maryland-chartered commercial bank. BayVanguard Bank is headquartered in Baltimore, Maryland and is a community-oriented financial institution offering traditional financial services to its local communities. The Bank is engaged primarily in the business of attracting deposits from the general public and using such funds to originate one-to-four family real estate, construction, multi-family, commercial real estate, farm, marine, commercial and consumer loans.

The Bank's deposits are insured up to the applicable legal limits by the Federal Deposit Insurance Corporation's Deposit Insurance Fund. BayVanguard Bank is a member of the FHLB.

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

When the fair value of an AFS debt security has declined below its amortized cost basis, the Company is required to assess whether the decline is from a credit loss or other factors. For securities that are not guaranteed by the federal government, an analysis is performed on the individual security using the latest available information to determine if the decline in fair value is attributable to a credit loss. If such determination is made, the Company would record an allowance for credit loss for the debt instrument. As of December 31, 2025, we have recognized no credit losses on AFS securities.

For HTM debt securities, an allowance will be recognized when lifetime credit losses are expected, in an amount that reflects the expected contractual credit losses, even when the risk of such loss is remote. Any security, either explicitly or implicitly guaranteed by the U.S. Government, is excluded from this analysis. This includes U.S. Treasury securities, securities issued by agencies of the U.S. Government and mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac.

The allowance for credit losses ("ACL") for HTM securities is computed using bond global default rates tracked by S&P with a loss given default of 45%. Accrued interest receivable on the HTM debt securities excluded from this analysis totaled $42,000 at December 31, 2025.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank System to hold stock of its district Federal Home Loan Bank (the “FHLB") in an amount determined by both asset size and borrowings from the FHLB. Purchases and sales of stock are made directly with the FHLB at par value.

The Bank held approximately $2.3 million and $1.4 million of FHLB restricted stock at December 31, 2025 and December 31, 2024, respectively.

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

The Company utilizes reasonable and supportable forecasts of future economic conditions when estimating the ACL on loans. The model's calculation also uses an adjustment for a 12-month forecast period utilizing the most recent 12-month economic forecast from the Board of Governors of the Federal Reserve System for national gross domestic product ("GDP") and the national unemployment rate. The model compares the average history of loss rates described above to the forecasted GDP to determine the value of the forward looking adjustment.

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

Loan Commitments and Allowance for Credit Losses on Off-Balance Sheet Credit Exposure

The Company's off-balance sheet credit instruments primarily consist of unfunded commitments on existing loans or lines of credit. In the ordinary course of business, the Company has entered into commitments to extend credit. Such financial instruments are recorded on the balance sheet when they are funded. The Company records a reserve for unfunded commitments on off-balance sheet credit exposures through a the provision for credit loss. The reserve is estimated by loan segment at each measurement date under the expected credit loss model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur, and is included in other liabilities on the Company's consolidated balance sheets.

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Summary Of Significant Accounting Policies (Continued)

Mortgage Loans Held for sale

Mortgages originated for sale are carried at the lower of aggregate cost or fair value of each outstanding loan. Sales of loans are recorded when the proceeds are received. Any gain or loss is recorded in noninterest income. There were no mortgage loans held for sale as of December 31, 2025 or 2024.

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

Statements of Cash Flows

Cash and cash equivalents in the Consolidated Statements of Cash Flows include cash, federal funds sold and interest bearing deposits in other banks. Federal funds are generally purchased and sold for one-day periods.

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

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the appropriate period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding as adjusted for the dilutive effect of stock options based on the treasury stock method. ESOP shares are considered outstanding for basic and diluted EPS when the shares are committed to be released. As of December 31, 2025 and December 31, 2024, the Company had 886,546 and 933,033 shares, respectively of unexercised stock options. Options with an exercise price greater than the average market price of the common shares are excluded from the calculation as their effect would be anti-dilutive. As of December 31, 2025 and 2024, the Company had 77,574 and 31,379 dilutive shares, respectively. The Company had no anti-dilutive shares at December 31, 2025 and 79,024 anti-dilutive shares at December 31, 2024.

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

As of the years ended December 31, 2025, and 2024, there were no unvested restricted stock or performance stock unit awards which were excluded from the calculation as their effect would be anti-dilutive. Basic and diluted earnings per share have been computed based on weighted-average common and common equivalent shares outstanding as follows:

	December 31, 2025		December 31, 2024
	Basic	Diluted	Basic	Diluted
(dollars in thousands, except per share data)
Net income	$13,495	$13,495	$11,723	$11,723
Weighted average common shares outstanding	9,380	9,380	10,679	10,679
Dilutive securities stock options	—	78	—	31
Adjusted weighted average shares outstanding	9,380	9,458	10,679	10,710
Earnings per share amount	$1.44	$1.43	$1.10	$1.09

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

Revenue Recognition

Management is required by accounting pronouncements governing the recognition of revenue to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.

The Company records revenue from contracts with customers in accordance with ASC Topic 606, “Revenue from Contracts with Customers.” Under Topic 606, the Company must identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the Company satisfies a performance obligation.

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

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Summary Of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

ASU 2023-09, “Income Taxes (Topic 740), Improvement to Income Tax Disclosures.” The amendments in ASU 2023-09 require an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, which is greater than five percent of the amount computed by multiplying pretax income by the entity’s applicable statutory rate, on an annual basis. Additionally, the amendments in this ASU require an entity to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions that are equal to or greater than five percent of total income taxes paid (net of refunds received). Lastly, the amendments in this ASU require an entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. This ASU is effective for annual periods beginning after December 15, 2024. The Company adopted the standard effective for the year ended December 31, 2025. The adoption did not result in a material impact on the Company's Consolidated Financial Statements and the amendments have been applied retrospectively. The changes to the financial statement disclosures have been reflected in this filing, specifically Note 11.

Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2025 for items that should potentially be recognized or disclosed in these consolidated financial statements. This evaluation was conducted through March 13, 2026, the date these financial statements were available to be issued.

Note 2 – Securities

Securities available for sale at December 31, 2025 and December 31, 2024 consisted of the following:

	December 31, 2025
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Available for sale
Agencies	$404	$—	$—	$404
Corporate securities	1,482	—	121	1,361
Mortgage-backed securities	20,570	19	1,473	19,116
Treasuries	12,329	16	—	12,345
Total	$34,785	$35	$1,594	$33,226

	December 31, 2024
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Available for sale
Agencies	$528	$—	$6	$522
Corporate securities	1,727	—	192	1,535
Mortgage-backed securities	22,950	6	2,062	20,894
Treasuries	14,289	19	—	14,308
Total	$39,494	$25	$2,260	$37,259

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2 – Securities (Continued)

The Company had pledged securities with an amortized cost of $32.1 million and a fair value of $30.3 million at December 31, 2025 to secure deposits from municipalities. At December 31, 2024, the Company had pledged securities with an amortized cost of $33.6 million and a fair value of $31.2 million to secure deposits from municipalities.

Securities held to maturity at December 31, 2025 and December 31, 2024 consisted of the following:

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Held to maturity
Agencies	$—	$—	$—	$—
Corporate securities (1)	$3,198	$—	$200	$2,998
Mortgage-backed securities	2,538	4	438	2,104
Total	$5,736	$4	$638	$5,102

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Held to maturity
Agencies	$—	$—	$—	$—
Corporate securities (1)	$3,196	$—	$336	$2,860
Mortgage-backed securities	2,783	2	474	2,311
Total	$5,979	$2	$810	$5,171

(1) Amount is net of CECL credit reserve of $2,000 at December 31, 2025 and $4,000 at December 31, 2024.

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2 – Securities (Continued)

The amortized cost and fair value of securities as of December 31, 2025 and December 31, 2024, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without prepayment penalties.

	December 31, 2025
	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	cost	value	cost	value

Maturing
Due under one year	$22,538	$22,541	$2,592	$2,462
Due after one year through five years	563	552	830	760
Due after five years through ten years	1,658	1,514	288	278
Due after ten years	10,026	8,619	2,026	1,602
Total	$34,785	$33,226	$5,736	$5,102

	December 31, 2024
	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	cost	value	cost	value

Maturing
Due under one year	$26,340	$26,272	$166	$167
Due after one year through five years	143	139	3,325	2,982
Due after five years through ten years	1,789	1,555	356	334
Due after ten years	11,222	9,293	2,132	1,692
Total	$39,494	$37,259	$5,979	$5,175

All mortgage-backed securities are guaranteed by Freddie Mac, Fannie Mae or Ginnie Mae.

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2 – Securities (Continued)

Investment securities with unrealized losses for continuous periods of less than 12 months and 12 months or longer are as follows:

	Less than 12 months		Over 12 months		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
December 31, 2025	losses	value	losses	value	losses	value
(dollars in thousands)
Available for sale
Corporate securities	$11	$489	$110	$872	$121	$1,361
Mortgage-backed securities	1	564	1,472	14,076	1,473	14,640
Total	$12	$1,053	$1,582	$14,948	$1,594	$16,001

Held to maturity
Corporate securities	$—	$—	$200	$2,998	$200	$2,998
Mortgage-backed securities	—	1	438	1,895	438	1,896
Total	$—	$1	$638	$4,893	$638	$4,894

	Less than 12 months		Over 12 months		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
December 31, 2024	losses	value	losses	value	losses	value
(dollars in thousands)
Available for sale
Agency securities	$6	$522	$—	$—	$6	$522
Corporate securities	—	—	192	1,535	192	1,535
Mortgage-backed securities	—	214	2,062	18,400	2,062	18,614
Total	$6	$736	$2,254	$19,935	$2,260	$20,671

Held to maturity
Corporate securities	$—	$—	$336	$2,860	$336	$2,860
Agency securities	—	—	—	—	—	—
Mortgage-backed securities	1	31	473	2,162	474	2,193
Total	$1	$31	$809	$5,022	$810	$5,053

The total number of securities with unrealized losses at December 31, 2025 and 2024 were 104 and 125, respectively.

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

We monitor the credit quality of HTM debt securities through both internal analysis performed on a quarterly basis and credit ratings when available. The following table reflects the credit ratings for the HTM debt securities at December 31, 2025.

(dollars in thousands)	AAA	A-	BBB/BBB+	BBB-	Not Rated	Total

Corporate securities	$—	$500	$1,248	$700	$750	$3,198
Mortgage-backed securities	2,538	—	—	—	—	2,538
	$2,538	$500	$1,248	$700	$750	$5,736

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2 – Securities (Continued)

The following table provides a breakdown of our HTM debt securities by year of origination at December 31, 2025.

(dollars in thousands)	Total	2024	2023	2022	2021	2020	Prior
Corporate securities	$3,198	$—	$—	$750	$2,448	$—	$—
Mortgage-backed securities issued by GSEs and Ginnie Mae	2,538	—	—	1,785	75	—	678
	$5,736	$—	$—	$2,535	$2,523	$—	$678

The following table is a roll forward of our allowance for credit losses on HTM debt securities at December 31, 2025 and 2024.

(dollars in thousands)	December 31, 2025	December 31, 2024
Beginning Balance	$4	$6
(Recovery) for credit losses	(2)	(2)
Ending Balance	$2	$4

Note 3 – Loans Receivable

Portfolio loans, net of deferred costs and fees, are summarized by type as follows at December 31, 2025 and December 31, 2024:

	Period Ended
	December 31, 2025		December 31, 2024
(dollars in thousands)	Amount	Percent	Amount	Percent
Real estate
One to four family - owner occupied	$163,964	21.72%	$141,867	19.23%
One to four family - non owner occupied	94,511	12.52%	99,824	13.53%
Commercial owner occupied	79,730	10.56%	82,614	11.20%
Commercial investor	321,675	42.61%	328,680	44.56%
Construction and land	36,441	4.83%	30,578	4.14%
Farm loans	7,231	0.96%	11,329	1.54%
Total real estate loans	703,552	93.20%	694,892	94.20%

Marine and other consumer loans	14,914	1.98%	16,772	2.27%
Guaranteed by U.S. Government	2,175	0.29%	2,902	0.39%
Commercial	34,280	4.54%	23,194	3.14%
Total consumer and commercial	51,369	6.80%	42,868	5.80%

Total loans	754,921	100.0%	737,760	100.0%
Allowance for credit losses	(6,437)		(8,522)
Total loans, net of deferred costs and fees	$748,484		$729,238

Net deferred loan origination fees and costs were $2.2 million and $2.2 million at December 31, 2025 and 2024, respectively.

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

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In the normal course of banking business, risks related to specific loan categories are as follows:

Real Estate Loans – Real estate loans are typically made to consumers and businesses and are secured by real estate. Credit risk arises from the borrower’s continuing financial stability, which can be adversely impacted by the economy as well as borrower-specific occurrences. Also impacting credit risk is a shortfall in the value of the real estate in relation to the outstanding loan balance in the event of a default or subsequent liquidation of the collateral.

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

Guaranteed by the U.S. Government – Loans guaranteed by the U.S. government do not present similar risks as reflected in the other categories mentioned herein. The primary differentiating factor is that a guarantee is provided by the government therefore substantially mitigating any risk of loss given default in the event of credit deterioration. Due to the guarantee from the Federal government, there is no allowance for credit losses recorded for these loans.

Commercial – Commercial loans are secured or unsecured loans for business purposes. Loans are typically secured by accounts receivable, inventory, equipment and/or other assets of the business. Credit risk arises from the successful operation of the business which may be affected by competition, rising interest rates, regulatory changes and adverse conditions in the local and regional economy.

A summary of transactions in the allowance for credit losses-loans during the year ended December 31, 2025 follows:

Year Ended	December 31, 2025
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions (recovery)	Ending Balance
Real estate
One to four family - owner occupied	$1,858	$—	$21	$(573)	$1,306
One to four family - non owner occupied	742	—	71	(276)	537
Commercial owner occupied	511	—	—	(182)	329
Commercial investor	3,592	—	—	(532)	3,060
Construction and land	940	—	3	(615)	328
Farm loans	69	—	—	(46)	23
Total real estate loans	7,712	—	95	(2,224)	5,583

Marine and other consumer loans	399	(14)	2	51	438
Commercial	411	—	—	5	416
Total consumer and commercial	810	(14)	2	56	854

Total loans	$8,522	$(14)	$97	$(2,168)	$6,437

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3 – Loans Receivable (Continued)

The following table summarized the ACL activity for the years ended December 31, 2025 and 2024.

(dollars in thousands)	December 31, 2025	December 31, 2024
Recovery of provision for credit losses - loans	$(2,168)	$(347)
Reduction in allowance for securities - HTM	(2)	(2)
Provision in allowance for credit losses - unfunded commitments	(259)	146
Provision for (recovery of) credit losses per the Consolidated Statement of Income	$(2,429)	$(203)

A summary of transactions in the allowance for credit losses-loans during the year ended December 31, 2024 follows:

Year Ended	December 31, 2024
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions (recovery)	Ending Balance
Real estate
One to four family - owner occupied	$1,728	$—	$115	$15	$1,858
One to four family - non owner occupied	1,030	(1)	196	(483)	742
Commercial owner occupied	563	—	—	(52)	511
Commercial investor	3,725	—	—	(133)	3,592
Construction and land	772	—	4	164	940
Farm loans	179	—	—	(110)	69
Total real estate loans	7,997	(1)	315	(599)	7,712

Marine and other consumer loans	403	(3)	1	(2)	399
Commercial	154	—	3	254	411
Total consumer and commercial	557	(3)	4	252	810

Total loans	$8,554	$(4)	$319	$(347)	$8,522

The following table presents the credit risk profile by risk grade by origination year as of December 31, 2025.

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total
One to four family - owner occupied
Pass	$34,231	$23,919	$5,315	$7,503	$12,345	$68,285	$11,790	$163,388
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	329	247	—	576
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One to four family - owner occupied	$34,231	$23,919	$5,315	$7,503	$12,674	$68,532	$11,790	$163,964
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

One to four family - non owner occupied
Pass	$8,148	$4,737	$12,480	$26,808	$14,860	$27,113	$—	$94,146
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	365	—	365
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One to four family - non owner occupied	$8,148	$4,737	$12,480	$26,808	$14,860	$27,478	$—	$94,511
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Commercial owner occupied
Pass	$3,905	$4,100	$19,694	$10,299	$5,646	$34,164	$—	$77,808
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	294	1,628	—	1,922
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial owner occupied	$3,905	$4,100	$19,694	$10,299	$5,940	$35,792	$—	$79,730
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Commercial investor
Pass	$34,551	$34,460	$61,241	$80,765	$66,609	$44,049	$—	$321,675
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial investor	$34,551	$34,460	$61,241	$80,765	$66,609	$44,049	$—	$321,675
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Construction and land
Pass	$7,957	$26,805	$271	$348	$448	$586	$—	$36,415
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	26	—	26
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Construction and land	$7,957	$26,805	$271	$348	$448	$612	$—	$36,441
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Farm loans
Pass	$—	$311	$—	$300	$1,744	$4,876	$—	$7,231
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Farm loans	$—	$311	$—	$300	$1,744	$4,876	$—	$7,231
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Marine and other consumer loans
Pass	$883	$2,042	$2,408	$1,587	$4,698	$3,296	$—	$14,914
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Marine and other consumer loans	$883	$2,042	$2,408	$1,587	$4,698	$3,296	$—	$14,914
Current Period Gross Write-off	$—	$—	$—	$—	$—	$14	$—	$14

Guaranteed by U.S. Government
Pass	$—	$—	$—	$—	$—	$2,175	$—	$2,175
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Guaranteed by U.S. Government	$—	$—	$—	$—	$—	$2,175	$—	$2,175
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$12,267	$6,851	$138	$1,339	$4,726	$8,579	$—	$33,900
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	380	—	—	—	380
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial	$12,267	$6,851	$138	$1,719	$4,726	$8,579	$—	$34,280
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

(dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total
Total Loans
Pass	$101,942	$103,225	$101,547	$128,949	$111,076	$193,123	$11,790	$751,652
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	380	623	2,266	—	3,269
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total loans	$101,942	$103,225	$101,547	$129,329	$111,699	$195,389	$11,790	$754,921

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Balance at December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
One to four family - owner occupied
Pass	$24,477	$5,517	$7,718	$12,903	$9,523	$69,150	$11,871	$141,159
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	338	—	370	—	708
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One to four family - owner occupied	$24,477	$5,517	$7,718	$13,241	$9,523	$69,520	$11,871	$141,867
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

One to four family - non owner occupied
Pass	$5,483	$13,078	$28,690	$16,470	$9,607	$25,782	$1	$99,111
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	232	481	—	713
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One to four family - non owner occupied	$5,483	$13,078	$28,690	$16,470	$9,839	$26,263	$1	$99,824
Current Period Gross Write-off	$—	$—	$—	$—	$—	$1	$—	$1

Commercial owner occupied
Pass	$4,433	$20,314	$10,753	$6,144	$5,192	$31,608	$—	$78,444
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	2,261	1,909	—	4,170
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial owner occupied	$4,433	$20,314	$10,753	$6,144	$7,453	$33,517	$—	$82,614
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Commercial investor
Pass	$41,332	$65,585	$99,623	$71,681	$15,340	$34,347	$—	$327,908
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	772	—	772
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial investor	$41,332	$65,585	$99,623	$71,681	$15,340	$35,119	$—	$328,680
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Construction and land
Pass	$26,399	$1,113	$863	$1,279	$—	$898	$—	$30,552
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	26	—	26
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Construction and land	$26,399	$1,113	$863	$1,279	$—	$924	$—	$30,578
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Farm loans
Pass	$315	$—	$4,131	$1,787	$—	$5,096	$—	$11,329
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Farm loans	$315	$—	$4,131	$1,787	$—	$5,096	$—	$11,329
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Marine and other consumer loans
Pass	$2,236	$3,195	$1,749	$5,251	$1,599	$2,742	$—	$16,772
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Marine and other consumer loans	$2,236	$3,195	$1,749	$5,251	$1,599	$2,742	$—	$16,772
Current Period Gross Write-off	$—	$—	$—	$—	$—	$3	$—	$3

Other consumer
Pass	$—	$-	$—	$—	$20	$2,882	$—	$2,902
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Guaranteed by U.S. Government	$—	$—	$—	$—	$20	$2,882	$—	$2,902
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$5,847	$360	$2,738	$4,214	$6,151	$2,836	$—	$22,146
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	380	—	—	668	—	1,048
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial	$5,847	$360	$3,118	$4,214	$6,151	$3,504	$—	$23,194
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
Total Loans
Pass	$110,522	$109,162	$156,265	$119,729	$47,432	$175,341	$11,872	$730,323
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	380	338	2,493	4,226	—	7,437
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total loans	$110,522	$109,162	$156,645	$120,067	$49,925	$179,567	$11,872	$737,760

The following table presents the amortized cost basis of collateral dependent loans by class of loans at December 31, 2025:

		Estimated Collateral Values	Loan Balance Business/Other	Estimated Collateral Values
(dollars in thousands)	Real Estate	Real Estate	Business\Other Assets	Business\Other Assets
One to four family - owner occupied	$811	$4,535	$—	$—
One to four family - non-owner occupied	174	495	—	—
Commercial owner occupied real estate	860	2,250	—	—
Commercial investor real estate	—	—	—	—
Construction and land	26	625	—	—
Commercial	380	664	—	122
Marine and other consumer	10	—	—	50
Total	$2,261	$8,569	$—	$172

The following table presents the amortized cost basis of collateral dependent loans by class of loans at December 31, 2024:

		Estimated Collateral Values	Loan Balance Business/Other	Estimated Collateral Values
(dollars in thousands)	Real Estate	Real Estate	Business\Other Assets	Business\Other Assets
One to four family - owner occupied	$1,218	$5,706	$—	$—
One to four family - non-owner occupied	280	793	—	—
Commercial owner occupied real estate	1,323	2,915	—	—
Commercial investor real estate	772	1,500	—	—
Construction and land	26	667	—	—
Commercial	380	975	—	124
Marine and other consumer	11	18	—	18
Total	$4,010	$12,574	$—	$142

Management identifies loans as modifications to borrowers experiencing financial difficulty ("BEFD") when a borrower is experiencing financial difficulties and the Company has altered the cash flows of the loan as part of a modification or in the loan renewal process. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of the borrower's debt in the foreseeable future without the modification. This evaluation is performed in accordance with the Company’s internal underwriting policy.

BEFD modifications included in the individually assessed loan schedules above, as of December 31, 2025 are as follows:

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(dollars in thousands)	Number of Loans	Amortized Cost
One to four family - owner occupied	8	$995
One to four family - non owner occupied	1	124
Commercial owner occupied	—	—
Commercial investor real estate	—	—
Total BEFD modification loans	9	$1,119

Modifications on non-accrual	—	$—

The following table details the amortized cost basis at the end of the reporting period for loans made to borrowers experiencing financial difficulty as of December 31, 2025.

	Year Ended December 31, 2025
(dollars in thousands)	Term Extensions	Payment Deferral and Term Extensions	Total	Percentage of Total Loans
One to four family - owner occupied	$995	$—	$995	0.13%
One to four family - non-owner occupied	124	—	124	0.02%
Commercial owner occupied real estate	—	—	—	0.00%
Commercial investor real estate	—	—	—	0.00%
Construction and land	—	—	—	0.00%
Marine and other consumer	—	—	—	0.00%
Total	$1,119	$—	$1,119	0.15%

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

The following table summarizes the classification of the loan portfolio at December 31, 2025:

	December 31, 2025

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate
One to four family - owner occupied	$163,388	$—	$576	$—	$163,964
One to four family - non-owner occupied	94,146	—	365	—	94,511
Commercial owner occupied	77,808	—	1,922	—	79,730
Commercial investor	321,675	—	—	—	321,675
Construction and land	36,415	—	26	—	36,441
Farm loans	7,231	—	—	—	7,231
Total real estate loans	700,663	—	2,889	—	703,552

Marine and other consumer loans	14,914	—	—	—	14,914
Guaranteed by the U.S. government	2,175	—	—	—	2,175
Commercial	33,900	—	380	—	34,280
Total consumer and commercial	50,989	—	380	—	51,369
Total loans	$751,652	$—	$3,269	$—	$754,921

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3 – Loans Receivable (Continued)

The following table summarizes classification of the gross loan portfolio at December 31, 2024:

	December 31, 2024

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate
One to four family - owner occupied	$141,159	$—	$708	$—	$141,867
One to four family - non-owner occupied	99,111	—	713	—	99,824
Commercial owner occupied	78,444	—	4,170	—	82,614
Commercial investor	327,908	—	772	—	328,680
Construction and land	30,552	—	26	—	30,578
Farm loans	11,329	—	—	—	11,329
Total real estate loans	688,503	—	6,389	—	694,892

Marine and other consumer loans	16,772	—	—	—	16,772
Guaranteed by the U.S. government	2,902	—	—	—	2,902
Commercial	22,146	—	1,048	—	23,194
Total consumer and commercial	41,820	—	1,048	—	42,868
Total loans	$730,323	$—	$7,437	$—	$737,760

The following tables set forth certain information with respect to our loan portfolio delinquencies by loan class:

	December 31, 2025
	30 - 59	60 - 89	90+
	Days	Days	Days	Total	Current	Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Real estate
One to four family - owner occupied	$4,700	$379	$787	$5,866	$158,098	$163,964
One to four family - non owner occupied	104	—	174	278	94,233	94,511
Commercial owner occupied	—	566	294	860	78,870	79,730
Commercial investor	—	—	—	—	321,675	321,675
Construction and land	—	—	26	26	36,415	36,441
Farm loans	—	—	—	—	7,231	7,231
Total real estate loans	4,804	945	1,281	7,030	696,522	703,552

Marine and other consumer loans	384	44	10	438	14,476	14,914
Guaranteed by U.S. Government	—	—	—	—	2,175	2,175
Commercial	—	—	380	380	33,900	34,280
Total consumer and commercial loans	384	44	390	818	50,551	51,369

Total loans	$5,188	$989	$1,671	$7,848	$747,073	$754,921

As of December 31, 2025 all loans past due 90 or more days have been placed on non-accrual.

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3 – Loans Receivable (Continued)

	December 31, 2024
	30 - 59	60 - 89	90+
	Days	Days	Days	Total	Current	Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Real estate
One to four family - owner occupied	$2,923	$558	$608	$4,089	$137,778	$141,867
One to four family - non owner occupied	576	—	—	576	99,248	99,824
Commercial owner occupied	408	—	656	1,064	81,550	82,614
Commercial investor	—	—	—	—	328,680	328,680
Construction and land	299	—	—	299	30,279	30,578
Farm loans	—	—	—	—	11,329	11,329
Total real estate loans	4,206	558	1,264	6,028	688,864	694,892

Marine and other consumer loans	9	—	11	20	16,752	16,772
Guaranteed by U.S. Government	9	52	—	61	2,841	2,902
Commercial	—	—	380	380	22,814	23,194
Total consumer and commercial loans	18	52	391	461	42,407	42,868

Total loans	$4,224	$610	$1,655	$6,489	$731,271	$737,760

The following is a summary of non-accrual loans by class as of the dates indicated:

	December 31, 2025			December 31, 2024
	No	With an		No	With an
(dollars in thousands)	Allowance	Allowance	Total	Allowance	Allowance	Total
Real estate
One to four family - owner occupied	$811	$—	$811	$1,218	$—	$1,218
One to four family - non owner occupied	174	—	174	280	—	280
Commercial owner occupied	860	—	860	1,323	—	1,323
Commercial investor	—	—	—	772	—	772
Construction and land	26	—	26	26	—	26
Total real estate loans	1,871	—	1,871	3,619	—	3,619

Marine and other consumer	10	—	10	11	—	11
Commercial	286	94	380	286	94	380
Total consumer and commercial loans	296	94	390	297	94	391

Total nonaccrual loans	$2,167	$94	$2,261	$3,916	$94	$4,010

Interest that would have been accrued under the terms of the non-accrual loans had such loans been performing according to their terms was approximately $319,000 for the year ended December 31, 2025 and $308,000 for the year ended December 31, 2024.

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3 – Loans Receivable (Continued)

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are limited to commitments to originate loans and unused lines of credit and involve, to varying degrees, elements of credit risk in excess of the amount recognized on the balance sheet. The Company's exposure to credit loss from nonperformance by the other party to the above mentioned financial instruments is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Company generally requires collateral or other security to support financial instruments with off-balance sheet credit risk. The Company's reserve balance for unfunded commitments was $94,000 and $353,000 at December 31, 2025 and 2024, respectively.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Letters of credit are commitments issued to guarantee the performance of a customer to a third party.

	December 31, 2025	December 31, 2024
(dollars in thousands)
Available lines of credit	$45,901	$51,307
Letters of credit	832	592
Total	$46,733	$51,899

Note 4 – Premises and Equipment

Premises and equipment at December 31, 2025 and December 31, 2024 are summarized by major classification as follows:

	Useful life in years	December 31, 2025	December 31, 2024
(dollars in thousands)
Land	—	$3,129	$3,326
Buildings	15 - 40	11,588	11,567
Leasehold improvements	5 - 10	693	688
Furniture, fixtures, and equipment	3 - 10	3,322	3,259
Premises and equipment, gross		18,732	18,840
Accumulated depreciation		(6,239)	(5,616)
Premises and equipment, net of accumulated depreciation		$12,493	$13,224

Depreciation expense for the years ended December 31, 2025 and December 31, 2024 was $793,000 and $822,000, respectively.

Note 5 – Goodwill and Intangible Assets

The activity in core deposit intangible assets for the years ended December 31, 2025 and ended December 31, 2024 was as follows:

	December 31, 2025	December 31, 2024
(dollars in thousands)
Net carrying amount at beginning of period	$831	$1,012
Amortization	(180)	(181)
Net carrying amount at end of period	$651	$831

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

At December 31, 2025 future estimated annual amortization expense is as follows:

Year ending
(in thousands)
2026	$180
2027	180
2028	180
2029	72
2030	30
Thereafter	9
Total Estimated Amortization Expense	$651

Goodwill and other intangible assets are presented in the tables below.

	December 31, 2025			December 31, 2024
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net

Core deposit intangible	$1,868	$1,217	$651	$1,868	$1,037	$831

(dollars in thousands)	December 31, 2025	December 31, 2024

Goodwill	$14,420	$14,420

Note 6 – Deposits

Deposits are summarized as follows:

	At December 31,
	2025		2024
	Amount	Percent	Amount	Percent
(dollars in thousands)
Noninterest-bearing checking accounts	$138,360	20.46%	$129,724	19.91%
Interest-bearing checking accounts	80,882	11.96%	82,954	12.73%
Money market accounts	123,264	18.23%	121,558	18.66%
Savings accounts	129,436	19.14%	127,207	19.53%
Certificates of deposit	204,152	30.21%	190,048	29.17%
Total deposits	$676,094	100.00%	$651,491	100.00%

At December 31, 2025, the Bank had two account relationships from local government entities that comprised 2.8% and 1.7% of total deposits, respectively.

At December 31, 2025 and December 31, 2024, the Bank had $35.7 million and $25.9 million in certificates of deposit of $250,000 or more, respectively. Deposits in excess of $250,000 may not be insured by the FDIC.

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

At December 31, 2025 scheduled maturities of certificates of deposits are as follows:

Year ending December 31,
(dollars in thousands)
2026	$79,875
2027	15,248
2028	11,053
2029	52,617
2030	45,359
Thereafter	—
Total certificates of deposit	$204,152

Note 7 – Borrowings

A summary of the Company’s borrowings at December 31 for the years indicated is as follows:

		2025		2024
(dollars in thousands)	Maturity	Balance	Rate	Balance	Rate
Federal Home Loan Bank Advance	2025	$—	—%	$15,000	4.57%
Federal Home Loan Bank Advance	2026	10,000	3.88%
Federal Home Loan Bank Advance	2027	10,000	3.53%
Federal Home Loan Bank Advance	2028	15,000	3.55%
BV Financial Inc. Series 2020 Notes	2030	—	—%	35,000	4.88%
Total borrowings, gross		$35,000		$50,000
Less: debt issuance costs		—		(117)
Total borrowings, net		$35,000		$49,883

The Bank has an agreement under a blanket floating lien with the FHLB providing the Bank a line of credit of up to 25% of its total assets limited to the lendable collateral value of qualified assets the Bank has to pledge to support its borrowings. At December 31, 2025 and December 31, 2024, the Bank had credit availability of $108.0 million and $120.0 million, respectively.

The Bank had $35.0 million in FHLB advances outstanding at December 31, 2025 and $15.0 million in FHLB advances outstanding at December 31, 2024. Additionally, at December 31, 2025 and December 31, 2024, the Bank had unfunded letters of credit used to secure municipal deposits outstanding against the FHLB line of credit of $29.0 million and $23.0 million, respectively.

The Bank is required to maintain qualified mortgage loans as collateral for its FHLB advances and letters of credit in an amount equal to 100% of the outstanding advances. As of December 31, 2025 and December 31, 2024, the Bank pledged $171.6 million and $157.6 million of loans to the FHLB for advances, respectively. Additionally, at December 31, 2025 and December 31, 2024, the Bank had a $20.0 million unsecured demand line of credit facility with a correspondent bank, which had no outstanding balance.

The Company issued $35.0 million in Fixed-to-Floating Rate Subordinated Notes Due 2030 on October 21, 2020. The proceeds were used to acquire Delmarva Bancshares, Inc. and to retire the Delmarva Bancshares 2015 Senior Notes. The interest rate on these notes was fixed for the first five years at 4.875% and then would have reset quarterly to an interest rate per annum equal to the then current three-month term Secured Overnight Financing Rate (“SOFR”) plus 472 basis points, payable quarterly in arrears. The Company redeemed the $35.0 million subordinated debt in December 2025.

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7 – Borrowings (Continued)

The Easton Capital Trust Junior Subordinated Notes were issued by Easton Bank & Trust and assumed by Delmarva Bancshares on July 15, 2015 and then assumed by the Company on October 31, 2020. The Company acquired $3.0 million of junior subordinated debt of Easton Capital Trust I. The junior subordinated debt was scheduled to mature on February 8, 2034, but may have been called starting on February 8, 2009. The junior subordinated debt accrued interest at a floating rate equal to the three-month SOFR plus 2.85%, payable quarterly. The quarterly interest rate on the debentures was 8.49% at December 31, 2023. In the first quarter of 2024, the Company paid off this junior subordinated debt, which resulted in the write-off (increase in interest expense) of the remaining purchase accounting fair market value adjustment of $566,000.

Note 8 – Profit Sharing and Deferred Compensation Agreements

The Bank has a profit sharing plan and a 401(k) plan for all eligible employees. Contributions to the plans are discretionary by the Board of Directors. For the year ended December 31, 2025, the Company had a maximum match contribution of 5%. For the years ended December 31, 2025 and December 31, 2024, expenses of $87,000 and $72,000 were incurred for the 401(k) plan, respectively. In the years ended December 31, 2025 and 2024, the Company made no accrual for the profit -sharing plan.

The Company has supplemental executive retirement agreements with four retired executive officers. Under the agreements, each executive receives a stated annual benefit in monthly installments. All executives covered by these agreements are receiving benefits under the terms of the agreements. During the years ended December 31, 2025 and December 31, 2024, benefits of $182,000 and $280,000 were paid in accordance with the agreements, respectively.

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

The Company has entered into salary continuation agreements with the current and former CEOs of the Company. Under these agreements, the executives will receive a stated annual benefit in monthly installments for 15 years following separation from service subject to service time and age. If the executive dies after monthly payments have commenced under the agreement, the executive's beneficiary will receive the present value of the remaining installments.

The accrued liabilities for the executive retirement agreements were $2.2 million and $2.2 million and for the director retirement agreements were $168,000 and $194,000 at December 31, 2025 and December 31, 2024, respectively. The Company recognized compensation expense related to these plans of $188,000 and $185,000 during the years ended December 31, 2025 and December 31, 2024, respectively.

Accounting standards require the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to post-retirement periods. Bank-owned life insurance policies purchased for this purpose do not effectively settle the Company's obligation to the employee in this regard and thus the Company records a benefit cost and a related liability. As of December 31, 2025 and December 31, 2024, the Company has recorded a liability of $241,000 and $262,000, respectively, for this benefit.

Note 9 – Employee Benefit Plans

Stock Options

On December 14, 2017, the Company granted 79,607 stock options to officers and employees of the Company of which 7,630 and 54,117 were exercisable at December 31, 2025 and December 31, 2024, respectively. The options were granted with an exercise price at the then fair market value of the stock of $5.65, scheduled to vest over five years and expire ten years from the date of grant. On September 6, 2024, the Company granted 293,968 stock options to directors of the Company of which 73,496 were exercisable as of December 31, 2025. On September 17, 2024, the Company granted 584,948 stock options to officers of the Company of which 146,238 were exercisable as of December 31, 2025. The options were granted with an exercise price at the then fair market value of the stock of $14.25 and $14.86, respectively, are scheduled to vest over four years and expire ten years from the date of grant.

Information with respect to employee options outstanding during the years ended December 31, 2025 and December 31, 2024:

	December 31, 2025		December 31, 2024
		Weighted		Weighted
		average		average
		exercise		exercise
	Shares	price	Shares	price
Outstanding at beginning of period	933,033	$14.13	55,648	$5.65
Granted	—	—	878,916	14.66
Exercised	46,487	5.65	1,531	5.65
Outstanding at end of period	886,546	$14.58	933,033	$14.13
Exercisable at end of period	227,364	$14.35	54,117	$5.65

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9 – EMPLOYEE BENEFIT PLANS (Continued)

A summary of information about stock options outstanding was as follows at December 31, 2025 and December 31, 2024:

	Weighted
	average	Outstanding	Remaining	Exercisable
	exercise price	shares	life (years)	shares
Outstanding at end of period	$14.58	886,546	8.69	227,364

Intrinsic value on December 31, 2025		$3,156,104

	Weighted
	average	Outstanding	Remaining	Exercisable
	exercise price	shares	life (years)	shares
Outstanding at end of period	$14.13	933,033	9.36	54,117

Intrinsic value on December 31, 2024		$2,879,696

The Company recognized $1.7 million and $667,000 in compensation expense during the years ended December 31, 2025 and December 31, 2024, respectively, related to the granting of stock options.

As of December 31, 2025 and December 31, 2024, there was $1.5 million and $3.2 million, respectively, in future compensation expense associated with outstanding stock options.

Restricted Stock

In 2025 and 2024, the Company granted zero and 343,562 shares of restricted stock to Board members and certain executive officers, respectively.

The Company recognized $2.2 million and $986,000 in compensation expense during the years ended December 31, 2025 and December 31, 2024, respectively, relating to the granting of restricted stock.

As of December 31, 2025 and December 31, 2024, there was $2.0 million and $4.2 million, respectively, in future compensation expense associated with restricted stock.

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9 – EMPLOYEE BENEFIT PLANS (Continued)

A summary of the activity for the years ended December 31, 2025 and December 31, 2024 is presented below:

		Weighted
	Number of	Average Grant
	Common	Date Fair
	Shares	Value/Share
Restricted Stock at January 1, 2025	359,217	$14.65
Granted	—	—
Vested	(92,341)	14.60
Forfeited	—	—
Restricted Stock at December 31, 2025	266,876	14.67

		Weighted
	Number of	Average Grant
	Common	Date Fair
	Shares	Value/Share
Restricted Stock at January 1, 2024	30,120	$14.30
Granted	343,562	14.65
Vested	(14,465)	13.84
Forfeited	—	—
Restricted Stock at December 31, 2024	359,217	14.65

The Company offers benefits under the BayVanguard Bank Employee Stock Ownership Plan (the "ESOP") to employees who meet certain eligibility requirements. In connection with the Conversion, the ESOP subscribed for 8% of the shares of the Company stock sold in the offering. The purchase was funded through a loan of $7.8 million from the Company, with an interest rate of 8.50% with a twenty-year term. Total shares purchased by the ESOP were 783,918. The Company makes annual contributions to the ESOP equal to the ESOP's debt service. Shares purchased with the proceeds from the loan, that have not been allocated to employees are pledged as collateral for the loan, and held in a suspense account for future allocations to participants. Shares released from the expense account are allocated among the participants based on compensation, as defined in the ESOP documents. The ESOP shares pledged as collateral are reported as unearned common stock held by ESOP shares in the Company's Consolidated Balance Sheet. As shares are committed to be released, the Company recognizes compensation expense equal to the current market price of the shares, and the shares become outstanding in the earnings per share calculation. The Company recognized $422,000 and $319,000 of ESOP expense associated with the release of the shares during the years ended December 31, 2025 and 2024, respectively.

The number of shares committed to be released per year is 39,196 thru 2041, and 39,194 in 2042.

The following table presents share information held by the ESOP:

(amounts in thousands, except fair value of unallocated shares)	2025	2024
Allocated shares	39,196	39,196
Shares committed to be released	78,392	39,196
Unallocated shares (suspense shares)	666,330	705,526
Total shares	783,918	783,918
Fair value of unallocated shares	$12,087,226	$12,149,158

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

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10 – Regulatory Matters (Continued)

The following table presents the Bank's capital position based on the financial statements:

					To be well
					capitalized under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
December 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Tier 1 Leverage ratio	$147,851	16.44%	$35,976	4.00%	$44,970	5.00%
Tier 1 capital (to risk-weighted assets)	$147,851	21.13%	$41,989	6.00%	$55,986	8.00%
Common Equity Tier 1 Capital Ratio (to risk-weighted assets)	$147,851	21.13%	$31,492	4.50%	$45,488	6.50%
Total Capital ratio (to risk-weighted assets)	$154,386	22.06%	$55,986	8.00%	$69,982	10.00%

December 31, 2024
Tier 1 Leverage ratio	$171,775	19.83%	$34,657	4.00%	$43,322	5.00%
Tier 1 capital (to risk-weighted assets)	$171,775	24.24%	$42,514	6.00%	$56,685	8.00%
Common Equity Tier 1 Capital Ratio (to risk-weighted assets)	$171,775	24.24%	$31,885	4.50%	$46,056	6.50%
Total Capital ratio (to risk-weighted assets)	$180,632	25.49%	$56,685	8.00%	$70,856	10.00%

As of December 31, 2025, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain ratios as set forth in the table. There have been no conditions or events since that notification that management believes have changed the Bank's category.

The Federal Deposit Insurance Corporation, through formal or informal agreement, has the authority to require an institution to maintain higher capital ratios than those provided by statute, to be categorized as well capitalized under the regulatory framework for prompt corrective action.

The Bank was allowed a special bad debt deduction at various percentages of otherwise taxable income for various years through December 1, 1987. If the amounts, which qualified as deductions for federal income tax purposes prior to December 31, 1987, are later used for purposes other than to absorb loan losses, including distributions in liquidations, they will be subject to federal and state income tax at the then current corporate rate. Retained earnings at December 31, 2025 and December 31, 2024 included $1.5 million for which no provision for income tax has been provided. The unrecorded deferred income tax liability on the above amount was approximately $413,000.

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

Note 11– Income Taxes

The income tax provision consisted of the following for the years ended December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024
(dollars in thousands)
Current expense
Federal	$3,329	$3,273
State	889	1,468
Total Current Expense	4,218	4,741
Deferred expense	1,150	(58)
Income tax expense	$5,368	$4,683

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11– Income Taxes (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2025 and December 31, 2024 are presented below:

	December 31, 2025	December 31, 2024
(dollars in thousands)
Deferred tax assets
Deferred compensation	$615	$660
Allowance for credit losses	1,691	2,455
Merger fair value adjustments	1,857	1,938
Goodwill impairment	—	—
Foreclosed real estate write-downs and deferred gain	—	7
Stock grants	488	294
Non-qualified stock options	519	60
Net operating loss carryover	5,107	6,123
Non-accrual interest	83	265
Other	984	1,181
Total deferred tax assets	11,344	12,983

Deferred tax liabilities
Prepaid expenses	173	176
Core deposit intangible	169	229
Depreciation	3,439	3,679
Total deferred tax liabilities	3,781	4,084
Total deferred tax assets, net	$7,563	$8,899

The amount computed by applying the statutory federal income tax rate to income before income tax provision is different than the taxes provided for the following reasons for the year ended December 31, 2025.

	December 31, 2025
		Percent of
	Amount	pretax income
(dollars in thousands)
Statutory federal income tax rate	$3,961	21.0%
State tax, net of federal income tax provision	1,227	6.5
Non-Taxable and Non-Deductible Items
Tax exempt income	(130)	(0.7)
Other non-taxablle ans non-deductible	1	—
Other	309	1.6
Income Tax Expense	$5,368	28.5%

The amount computed by applying the statutory federal income tax rate to income before income tax provision is different than the taxes provided for the following reasons for the year ended December 31, 2024.

	December 31, 2024
		Percent of
	Amount	pretax income
(dollars in thousands)
Statutory federal income tax rate	$3,445	21.0%
State tax, net of federal income tax provision	1,154	7.0
Tax exempt income	(113)	(0.7)
Nondeductible expenses	142	0.9
Other	55	0.3
Income Tax Expense	$4,683	28.5%

In the years ended December 31, 2025 and 2024, more than 50% of state tax expense was related to Maryland.

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Disclosed below is a summary of income taxes paid by jurisdiction pursuant to the disclosure requirements of ASU No. 2023-09 for the year ended December 31, 2025:

Amount
(dollars in thousands)
United States - Federal	$2,550
United States - States	464
Total taxes paid	$3,014

Note 12 – Related-Party Transactions

The Bank has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, officers, their immediate families and affiliated companies (commonly referred to as related parties), on the same terms including interest rates and collateral, as those prevailing at the time for comparable transactions with others. The following table presents a summary of the activity of loans receivable from related parties during the years ended December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024
(dollars in thousands)
Balance, beginning	$4,486	$96
Advances	—	4,395
New related parties	495	—
Repayments	(2,742)	(5)
Balance, ending	$2,239	$4,486

Deposits of related parties totaled $3.2 million and $3.0 million as of December 31, 2025 and December 31, 2024, respectively.

The Company has an operating lease agreement with a related party and paid $56,000 in lease payments in the year ended December 31, 2025.

The following table shows the future operating lease payments due by year.

Amount
Year ending December 31,	(dollars in thousands)
2026	$51
2027	53
2028	54
2029	56
2030	58
Thereafter	157
Total	$429

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13 – Leasing Arrangements

The Company leases real estate properties for a portion of its network of bank branches. All of the Company’s leases are currently classified as operating.

The following table shows the operating lease right of use assets and operating lease liabilities as of December 31, 2025 and 2024:

	Consolidated Balance
	Sheet classification	December 31, 2025	December 31, 2024
(dollars in thousands)
Operating lease right of use asset	Other assets	$709	$926
Operating lease liabilities	Other liabilities	$751	$967

Other information related to leases:
Weighted average remaining lease term of operating leases		4.02 years	4.7 years
Weighted average discount rate of operating leases		4.47%	4.40%
Cash paid for amounts included in the measurement of lease liabilities		$238,000	$231,000

Operating lease costs included in occupancy expense in the Consolidated Statements of Income for the years ended December 31, 2025 and December 31, 2024 were $289,000 and $302,000, respectively.

Future undiscounted lease payments for operating leases, including those option years for which the Company is reasonably certain to renew, are as follows:

Amount
Year ending December 31,	(dollars in thousands)
2026	$231
2027	138
2028	75
2029	75
2030	75
Thereafter	191
Total undiscounted lease payments	785
Less: imputed interest	34
Present value of operating lease liabilities	$751

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13 – Leasing Arrangements (Continued)

The Company leased office space to non-related third parties and received rental income of $172,000 for the year ended December 31, 2025.

The following table shows the future operating lease payments due to be received by year.

Amount
Year ending December 31,	(dollars in thousands)
2026	$178
2027	183
2028	189
2029	194
2030	200
Thereafter	419
Total	$1,363

Note 14 – Contingencies

Various legal claims arise from time to time in the normal course of business, which, in the opinion of management, after consultation with legal counsel, will have no material effect on the Company's consolidated financial position or results of operations.

Note 15 - Segment Reporting

The Company operates a single reportable business segment that is comprised of commercial banking . The Company’s CEO is deemed the Chief Operating Decision Maker (“CODM”). The CODM evaluates the financial performance of the Company by evaluating revenue streams, significant expenses, and budget to actual results in assessing the Company’s single reporting segment and in the determination of allocating resources. The CODM uses consolidated net income to benchmark the Company against peers and to evaluate performance and allocate resources. Significant revenue and expense categories evaluated by the CODM are consistent with the presentation of the Consolidated Statement of Income.

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

Assets measured at fair value on a recurring basis by level within the fair value hierarchy used at December 31, 2025 and December 31, 2024, are as follows:

		Level 1	Level 2	Level 3
		Quoted prices	Significant	Significant
		in active	other	other
		markets for	observable	unobservable
December 31, 2025	Total	identical assets	inputs	inputs
	(dollars in thousands)
Securities available for sale
Agency securities	$404	$—	$404	$—
Corporate securities	1,361	—	1,361	—
Mortgage-backed securities	19,116	—	19,116	—
Treasuries	12,345	—	12,345	—
	$33,226	$—	$33,226	$—

December 31, 2024
Securities available for sale
Agency securities	$522	$—	$522	$—
Corporate securities	1,535	—	1,535	—
Mortgage-backed securities	20,894	—	20,894	—
Treasuries	14,308	—	14,308	—
	$37,259	$—	$37,259	$—

The following valuation techniques were used to measure the fair value of assets in the table above on a recurring basis as of December 31, 2025 and December 31, 2024.

Securities available for sale - The fair values of securities available for sale were based on available market pricing for the securities. We rely on third party brokers to obtain and provide us with this market pricing from a definitive security pricing source.

Assets measured at fair value on a nonrecurring basis by level within the fair value hierarchy used at December 31, 2025 and December 31, 2024, are as follows:

		Level 1	Level 2	Level 3
		Quoted prices	Significant	Significant
		in active	other	other
		markets for	observable	unobservable
December 31, 2025		identical assets	inputs	inputs
	(dollars in thousands)
Individually evaluated loans	$2,261	$—	$—	$2,261
Other real estate owned and repossessed assets	—	—	—	—
	$2,261	$—	$—	$2,261

December 31, 2024
Individually evaluated loans	$4,010	$—	$—	$4,010
Other real estate owned and repossessed assets	159	—	—	159
	$4,169	$—	$—	$4,169

The following valuation techniques were used to measure the fair value of assets in the tables above on a nonrecurring basis as of December 31, 2025 and December 31, 2024.

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

Changes in the balance of other real estate owned assets during the years ended December 31, 2025 and December 31, 2024, were as follows:

	December 31, 2025	December 31, 2024
(dollars in thousands)
Beginning of period balance	$159	$170
Improvements and additions	—	—
Proceeds from sale	—	—
Principal payments	(185)	(11)
Gain on sale	26	—
End of period balance	$—	$159

At December 31, 2025 and December 31, 2024, the Company had $294,000 and $84,000 in residential mortgages in the process of foreclosure.

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

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16 – Fair Value Measurements (Continued)

Off-Balance Sheet Credit Related Instruments

Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The fair values of these instruments were not significant at December 31, 2025 and December 31, 2024.

The following table summarizes the carrying amounts and fair values of financial instruments at December 31, 2025 and December 31, 2024:

	December 31, 2025			December 31, 2024
	Fair value	Carrying	Fair	Carrying	Fair
	hierarchy	amount	value	amount	value
(dollars in thousands)
Financial assets
Cash and cash equivalents	Level 1	$55,705	$55,705	$70,500	$70,500
Equity investment	Level 1	404	404	391	391
Securities held to maturity	Level 2	5,736	5,102	5,979	9,206
Securities available for sale	Level 2	33,226	33,226	37,259	37,259
Federal Home Loan Bank of Atlanta stock	Level 2	2,324	2,324	1,366	1,366
Loans receivable	Level 3	748,484	747,337	729,238	722,005
Accrued interest receivable	Level 2	3,149	3,149	3,161	3,161

Financial liabilities
Deposits	Level 3	$676,094	$575,067	$651,491	$574,273
FHLB Borrowings	Level 2	35,000	35,000	15,000	15,000
Subordinated Debentures	Level 3	—	—	34,883	31,117
Accrued interest payable	Level 2	432	432	346	346

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 17 – Condensed Financial Information (Parent Company Only)

Information as to the financial position of BV Financial, Inc. and its results of operations and cash flows as of and for the years ended December 31, 2025 and December 31, 2024, are summarized below.

Statement of Financial Condition (dollars in thousands)	December 31, 2025	December 31, 2024
Assets
Cash	$8,182	$30,101
Equity investment	404	391
ESOP loan receivable	6,978	7,160
Investment in subsidiary	160,151	184,741
Goodwill	6,326	6,326
Other assets	2,080	473
Total Assets	$184,121	$229,192
Liabilities and Stockholders Equity
Borrowings	—	34,883
Other Liabilities	316	(1,190)
Total Liabilities	316	33,693
Total Stockholders' Equity	183,805	195,499
Total Liabilities & Stockholders Equity	$184,121	$229,192

Statement of Income	December 31, 2025	December 31, 2024
(dollars in thousands)
Interest income	$612	$629
Cash dividends from subsidiary	8,000	6,500
Equity security valuation adjustment	10	128
Total interest and dividend income	8,622	7,257
Interest expense	1,823	2,451
Net interest and dividend income	6,799	4,806
Noninterest income	—	—
Noninterest expense	138	467
Income (loss) before tax	6,661	4,339
Income tax benefit	249	427
Income (loss) before equity in net income of subsidiary	6,910	4,766
Equity in undistributed net income of subsidiary	6,585	6,957
Net Income	$13,495	$11,723

BV Financial, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 17 – Condensed Financial Information (Parent Company Only) (Continued)

Statements of Cash Flows (dollars in thousands)	December 31, 2025	December 31, 2024
Cash flows from operating activities
Net income	$13,495	$11,723
Adjustments to reconcile net income to net cash used by operating activities
Equity in net income of subsidiary	29,415	(6,957)
Amortization of debt issuance costs and debt fair value adjustments	117	725
Non-cash income-Equity security valuation adjustment	(13)	(135)
(Decrease) increase in other assets	(1,607)	1,017
Decrease (increase) in other liabilities	1,497	(1,267)
Net cash provided by operating activities	42,904	5,106

Cash flows from investing activities
Net decrease (increase) in loans	182	168
Net cash used in investing activities	182	168

Cash flows from financing activities
Stock repurchases	(30,005)	(17,705)
Repayment of subordinated debt	(35,000)	(3,093)
Net cash used in financing activities	(65,005)	(20,798)

(Decrease) in cash and cash equivalents	(21,919)	(15,524)
Cash and cash equivalents at beginning of period	30,101	45,625
Cash and cash equivalents at end of period	$8,182	$30,101

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15)e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2025. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

(b) Management's Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including its Principal Executive Officers and Principal Financial Officer, the Company evaluated the effectiveness of its internal control over financial reporting based on criteria established in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management, including our Principal Executive Officers and Principal Financial Officer, concluded that the Company’s internal control over financial reporting was effective and met the criteria of the “Internal Control — Integrated Framework (2013)” as of December 31, 2025.

(c) Attestation Report of the Registered Public Accounting Firm

Not applicable because the Company is an emerging growth company.

(d) Changes in Internal Controls

During the quarter ended December 31, 2025, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

During the three months ended December 31, 2025, none of BV Financial’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in Securities and Exchange Commission regulations.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information regarding directors, executive officers and corporate governance of the Company is presented under the headings "Proposal 1 - Election of Directors," "Corporate Governance - Code of Ethics for Senior Officers," "Committees of the Board of Directors Audit Committee," "Insider Trading Policy" and "Other Information Relating to Director and Executive Officers-Delinquent Section 16 Reports" in the Company's definitive Proxy Statement for the 2026 Annual Meeting of Stockholders (the "Proxy Statement") and is incorporated herein by reference.

Item 11. Executive Compensation

Information regarding executive compensation is presented under the headings "Executive Compensation" and "Corporate Governance - Director Compensation" in the Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) Securities Authorized for Issuance under Stock-Based Compensation Plans

The following table sets forth information regarding outstanding options and shares under equity compensation plans at December 31, 2025:

Equity Compensation Plan Information

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Share-based Compensation Plans (excluding securities reflected in first column)

Equity compensation plans approved by security holders	886,546	$14.58	149,379
Equity compensation plans not approved by security holders	—	—	—
Total	886,546	$14.13	149,379

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

David M. Flair (incorporated by reference to Form 8-K as filed on January 23, 2026)

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

Registration Statement on Form S-1, as amended (Commission File No. 333-270496), as filed on

March 13, 2023)

10.8* BV Financial, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s

Registration Statement on Form S-1, as amended (Commission File No. 333-270496), as filed on

March 13, 2023)

10.9* Amended and Restated Supplemental Director Retirement Agreement with Brian K. McHale (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-270496), as filed on March 13, 2023)

10.10* BV Financial Inc. 2024 Equity Incentive Plan (incorporated by reference to Appendix A to the Company's proxy statement for the 2024 Annual Meeting of Stockholders (Commission File No. 001-41764), as filed on August 1, 2024)

19.1 BV Financial, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (Commission File No. 001-41764), as filed on March 27, 2025)

21 Subsidiaries of Registrant (incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended December 31, 20204 (Commission File No. 001-41764), as filed on March 27, 2025)

23 Consent of Forvis Mazars, LLP

31.1 Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities

Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities

Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to 18

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

BV FINANCIAL, INC.

Date: March 27, 2026	By:	/s/ Timothy L. Prindle
Timothy L. Prindle
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Timothy L. Prindle	President and Chief Executive Officer (Principal Executive Officer), and Director	March 27, 2026

/s/ Michael J. Dee	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2026
Name /s/ Gary T. Amereihn	Chairman of the Board	March 27, 2026
Name

/s/ William Streett Baldwin	Director	March 27, 2026
Name

/s/ William B. Compton, III	Director	March 27, 2026
Name

/s/ Joseph S. Galli	Director	March 27, 2026
Name

/s/ P. David Bramble	Director	March 27, 2026
Name

/s/ Brian K. McHale	Director	March 27, 2026
Name

/s/ Joshua W. Posnick	Director	March 27, 2026
Name

/s/ Machteld V. Thomas	Director	March 27, 2026
Name