Form 10-Q
period 2026-03-31
BV Financial, Inc.
filed 2026-05-11
CIK 1302387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2026
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

As of May 7, 2026, the registrant had 8,658,965 shares of common stock outstanding.

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
(dollars in thousands, except per share amounts)	(unaudited)

Assets
Cash	$6,908	$5,616
Interest-bearing deposits in other banks	67,669	50,089
Cash and cash equivalents	74,577	55,705
Equity investment	406	404
Securities available for sale	32,890	33,226
Securities held to maturity (fair value of $5,047 and $5,102, ACL of $1 and $2)	5,691	5,736
Total loans	735,608	754,921
Allowance for credit losses	(6,399)	(6,437)
Net loans	729,209	748,484
Premises and equipment, net	12,307	12,493
Federal Home Loan Bank of Atlanta stock, at cost	2,324	2,324
Investment in life insurance	20,526	20,441
Accrued interest receivable	2,990	3,149
Goodwill	14,420	14,420
Intangible assets, net	606	651
Deferred tax assets, net	7,404	7,563
Other assets	7,507	7,617
Total assets	$910,857	$912,213
Liabilities and Stockholders' Equity
Liabilities
Noninterest-bearing deposits	$139,318	$138,360
Interest-bearing deposits	534,195	537,734
Total deposits	673,513	676,094
FHLB borrowings	35,000	35,000
Other liabilities	18,707	17,315
Total liabilities	727,220	728,409
Stockholders' equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding.	—	—
Common stock, $0.01 par value; 45,000,000 shares authorized at March 31, 2026 and December 31, 2025; 8,750,737 shares issued and outstanding as of March 31, 2026 and 8,852,813 issued and outstanding as of December 31, 2025	87	88
Paid-in capital	67,564	68,834
Retained earnings	124,081	122,990
Unearned common stock held by employee stock ownership plan	(6,929)	(6,978)
Accumulated other comprehensive loss	(1,166)	(1,130)
Total stockholders' equity	183,637	183,804
Total liabilities and stockholders' equity	$910,857	$912,213

See notes to consolidated financial statements. 1

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(dollars in thousands, except per share amounts)	Three Months Ended March 31,
Interest Income	2026	2025
Loans, including fees	$11,143	$10,741
Investment securities available for sale	289	350
Investment securities held to maturity	45	47
Other interest income	605	743
Total interest income	12,082	11,881
Interest Expense
Interest on deposits	2,652	2,601
Interest on FHLB borrowings	319	171
Interest on subordinated debentures	—	466
Total interest expense	2,971	3,238
Net interest income	9,111	8,643
(Recovery of) provision for credit losses	(11)	297
Net interest income after provision for credit losses	9,122	8,346
Noninterest Income
Service fees on deposits	109	103
Fees from debit cards	164	164
Income from investment in life insurance	86	87
Other income	169	176
Total noninterest income	528	530
Noninterest Expense
Compensation and related benefits	5,780	4,524
Occupancy	456	444
Data processing	399	397
Advertising	15	6
Professional fees	237	231
Equipment	89	91
Foreclosed real estate and holding costs	(5)	3
Amortization of intangible assets	45	45
FDIC insurance premiums	85	81
Other	497	356
Total noninterest expense	7,598	6,178
Net income before tax	2,052	2,698
Income tax expense	961	599
Net income	$1,091	$2,099
Basic earnings per share	$0.13	$0.21
Diluted earnings per share	$0.13	$0.21

See notes to consolidated financial statements. 2

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Net income	$1,091	$2,099

Other comprehensive income
Unrealized (loss) gain on securities available for sale	(49)	268
Income tax expense (benefit) relating to securities available for sale	13	(74)
Other comprehensive (loss) income	(36)	194

Total comprehensive income	$1,055	$2,293

See notes to consolidated financial statements. 3

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(unaudited)

For the Three Months Ended March 31, 2026 and 2025

(dollars in thousands)	Common stock	Paid-in capital	Unearned common stock held by ESOP	Retained earnings	Accumulated other comprehensive loss	Total

Balance, December 31, 2025	$88	$68,834	$(6,978)	$122,990	$(1,130)	$183,804
Net income	—	—	—	1,091	—	1,091
Other comprehensive income
(net of tax of $14)	—	—	—	—	(36)	(36)
Stock compensation	—	691	—	—	—	691
Repurchased shares to authorized and unissued	(1)	(1,961)	—	—	—	(1,962)
ESOP shares committed to be released	—	—	49	—	—	49

Balance, March 31, 2026	$87	$67,564	$(6,929)	$124,081	$(1,166)	$183,637

(dollars in thousands)	Common stock	Paid-in capital	Unearned common stock held by ESOP	Retained earnings	Accumulated other comprehensive loss	Total

Balance, December 31, 2024	$106	$94,679	$(7,160)	$109,495	$(1,621)	$195,499
Net income	—	—	—	2,099	—	2,099
Other comprehensive income
(net of tax of ($74))	—	—	—	—	194	194
Stock compensation	—	1,217	—	—	—	1,217
Repurchased shares to authorized and unissued	—	(981)	—	—	—	(981)
ESOP shares committed to be released	—	—	45	—	—	45

Balance, March 31, 2025	$106	$94,915	$(7,115)	$111,594	$(1,427)	$198,073

See notes to consolidated financial statements. 4

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Cash flows from operating activities
Net income	$1,091	$2,099
Adjustments to reconcile net income to net cash provided by operating activities
Net accretion of discounts and premiums	(10)	(232)
(Recovery) provision of credit losses	(11)	297
Proceeds received on foreclosed real estate	—	1
Accretion of deferred loan fees/costs	(63)	(42)
Amortization of intangible assets	45	45
Amortization of debt issuance costs	—	39
Depreciation of premises and equipment	193	198
Deferred tax expense (benefit)	173	(164)
Increase in cash surrender value of life insurance	(86)	(87)
Stock-based compensation expense	691	1,217
ESOP compensation expense	49	45
Decrease in accrued interest and other assets	269	293
Increase in other liabilities	1,346	1,098
Net cash provided by operating activities	3,687	4,807
Cash flows from investing activities
(Increase) decrease in equity trading account	(2)	3
Proceeds from maturities and principal payments of investment securities available for sale	6,297	7,726
Purchases of investment securities available for sale	(6,000)	(5,301)
Proceeds from maturities and principal payments of investment securities held to maturity	46	71
(Increase) decrease in loans	19,394	(12,264)
Purchase of premises and equipment	(7)	(217)
Purchase of Federal Home Loan Bank of Atlanta stock	—	(19)
Net cash (used in) provided by investing activities	19,728	(10,001)
Cash flows provided by financing activities
Net (decrease) increase in deposits	(2,581)	6,495
Repurchase of shares	(1,962)	(981)
Net cash (used in) provided by financing activities	(4,543)	5,514
Net increase in cash and cash equivalents	18,872	320
Cash and cash equivalents at beginning of period	55,705	70,500
Cash and cash equivalents at end of period	$74,577	$70,820
Supplementary cash flows information
Interest paid	$2,494	$2,331
Income taxes paid (recovered)	$151	$(173)
Supplementary noncash transactions

Noncash investing and financing activities:
Net change on equity investments	$—	$14
Net change on available for sale securities	49	(119)
Net change on loans	—	(39)
Deferred tax assets	(13)	74
Net change in adjusted other comprehensive income	(36)	194

See notes to consolidated financial statements. 5

BV FINANCIAL, INC. AND SUBSIDIARIES

Note 1 – Summary Of Significant Accounting Policies

General

The unaudited consolidated financial statements and other financial information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes of BV Financial, Inc. ("BV Financial," the "Company" or "we") included in our Annual Report on Form 10-K for the year ended December 31, 2025.

Business

BV Financial was organized as a federal corporation and savings and loan holding company in January 2005 as part of the mutual holding company reorganization of Bay-Vanguard Federal Savings Bank. In February 2019, the Company became a Maryland-chartered corporation and a bank holding company and BayVanguard Federal Savings Bank changed its charter to a Maryland state savings bank with the new name of BayVanguard Bank (the "Bank".).

On January 19, 2023, BayVanguard, M.H.C, Inc., the then mutual holding company of the Company and the Bank (the “MHC”), adopted a Plan of Conversion and Reorganization pursuant to which the MHC reorganized from the two-tier mutual holding company structure to the fully-public stock holding company structure (the “Conversion”). The Conversion was consummated on July 31, 2023 on which date the MHC ceased to exist. As part of the Conversion, the Company sold 9,798,980 shares of its common stock at a price of $10.00 per share. Each outstanding share of Company common stock owned by the public stockholders of the Company were converted into new shares of Company common stock based on an exchange ratio of 1.5309-to-1. The Company had 11,375,803 shares of Company common stock outstanding as a result of the Conversion.

The Company is a registered bank holding company subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).

The Bank is headquartered in Baltimore, Maryland and is a full-service community-oriented financial institution dedicated to serving the banking needs of consumers and businesses. The Bank is engaged primarily in the business of attracting deposits from the general public and using such funds to originate one- to- four-family real estate, construction, multi-family, commercial real estate, farm, marine loans, commercial and consumer loans.

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

Basis of Financial Statement Presentation and Significant Estimates

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and revenues and expenses for the period. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ.

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

Realized gains and losses on sales of securities are determined using the specific identification method and are included in earnings. Premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Premiums on callable debt securities are amortized through the earliest call date.

When the fair value of an AFS debt security has declined below its amortized cost basis, the Company is required to assess whether the decline is from a credit loss or other factors. For any individual security, an analysis is performed on the individual security using the latest available information to determine if the decline in fair value is attributable to a credit loss. If such determination is made, the Company would record an allowance for credit loss for the debt instrument. As of March 31, 2026 and March 31, 2025, we recognized no credit losses on AFS securities.

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

The allowance for credit losses ("ACL") for HTM securities is computed using bond global default rates tracked by S&P with a loss given default of 45%. Accrued interest receivable on the HTM debt securities excluded from this analysis totaled $12,000 at March 31, 2026. At March 31, 2026 and 2025, the ACL for HTM securities was $1,139 and $3,155 respectively.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank System to hold stock of its district Federal Home Loan Bank (the "FHLB") in an amount determined by both asset size and borrowings from the FHLB. Purchases and sales of stock are made directly with the FHLB at par value.

The Bank held $2.3 million and $2.3 million of FHLB restricted stock at March 31, 2026 and December 31, 2025, respectively.

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

Allowance for Credit Losses

The Allowance for Credit Losses is an estimate of the expected credit losses for loans held for investment and for off-balance sheet exposures. ASC 326, "Financial Instruments-Credit Losses," requires an immediate recognition of the credit losses expected to occur over the lifetime of a financial asset whether originated or purchased. Charge-offs are recorded to the ACL when management believes a loan is uncollectible. Subsequent recoveries, if any, are credited to the ACL. Management believes the ACL is maintained in accordance with GAAP and is in compliance with appropriate regulatory guidelines.

The ACL includes quantitative estimates of losses for collectively and individually evaluated loans. The quantitative estimate for collectively evaluated loans (other than investor commercial real estate loans) is determined using the average charge-off method that utilizes historical losses for all Maryland banks with assets less than $1 billion beginning in March 2000. The loss history is updated through the most recent quarter-end prior to the reporting period. The investor commercial real estate portfolio utilizes the national loss history for banks with assets less than $1 billion over the same time period. Investor CRE loans are made nationwide, therefore, management deems it appropriate to utilize national loss rates when evaluating this portfolio. Adjustments are made to the historical loss factors under each scenario for economic conditions, portfolio concentrations, collateral values, the level and trend of delinquent and non-accrual loans and internal changes in staffing, loan policies and monitoring of the portfolio. Loans are selected for individual evaluation primarily based on their payment status and whether the loan has been placed on non-accrual status. Loans on non-accrual status include all loans greater than 90 days delinquent and other loans with sufficient weaknesses identified by management to place these loans on non-accrual status.

The ACL is measured on a collective basis when similar risk factors exist as determined by internal loan coding and assignment to a portfolio segment.

The Company utilizes reasonable and supportable forecasts of future economic conditions when estimating the ACL on loans. The model's calculation also uses an adjustment for a 12-month forecast period utilizing the most recent 12-month economic forecast from the Federal Reserve Board for national gross domestic product ("GDP") and the unemployment rate. The model compares the average history of loss rates described above to the forecasted GDP and unemployment rate to determine the necessity and amount of any forward looking adjustment.

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

Deferred Income Taxes

Deferred income taxes are recognized for temporary differences between the financial reporting basis and income tax basis of assets and liabilities based on enacted tax rates expected to be in effect when such amounts are realized or settled. Deferred tax assets are recognized only to the extent that it is more likely than not that such amounts will be realized based on consideration of available evidence. The Company historically filed state tax returns and pays state taxes in Maryland and Florida. For the 2025 tax year, tax returns will be filed in additional states. The amount of taxes in each state is based on the revenues received in those jurisdictions.

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

Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the appropriate period. Diluted earnings per share are computed by dividing net income by the weighted average shares outstanding as adjusted for the dilutive effect of stock options based on the treasury stock method. Unearned ESOP shares are removed from the weighted average number of shares in the calculations. As of March 31, 2026 and March 31, 2025, the Company had 886,546 and 933,033 outstanding stock options, respectively. Options with an exercise price greater than the average market price of the common shares are excluded from the calculation as their effect would be anti-dilutive. There were no anti-dilutive options outstanding for the three months ended March 31, 2026 and 2025.

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

BV FINANCIAL, INC. AND SUBSIDIARIES

Note 2 - Securities

Securities available for sale at March 31, 2026 and December 31, 2025 consisted of the following:

	March 31, 2026
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Available for sale
Agencies	$348	$1	$—	$349
Corporate securities	1,483	—	118	1,365
Mortgage-backed securities	23,768	17	1,510	22,275
Treasuries	8,899	4	2	8,901
Total	$34,498	$22	$1,630	$32,890

	December 31, 2025
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Available for sale
Agencies	$404	$—	$—	$404
Corporate securities	1,482	—	121	1,361
Mortgage-backed securities	20,570	19	1,473	19,116
Treasuries	12,329	16	—	12,345
Total	$34,785	$35	$1,594	$33,226

BV FINANCIAL, INC. AND SUBSIDIARIES

Securities held to maturity at March 31, 2026 and December 31, 2025 consisted of the following:

	March 31, 2026
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Held to maturity
Corporate securities(1)	$3,199	$—	$203	$2,996
Mortgage-backed securities	2,492	3	444	2,051
Total	$5,691	$3	$647	$5,047

	December 31, 2025
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Held to maturity
Corporate securities(1)	$3,198	$—	$200	$2,998
Mortgage-backed securities	2,538	4	438	2,104
Total	$5,736	$4	$638	$5,102

(1) Amount is net of CECL credit reserve of $1,000 at March 31, 2026 and $2,000 at December 31, 2025.

The Company pledged securities with an amortized cost of $29.0 million and a fair value of $27.3 million at March 31, 2026 to secure deposits from municipalities. At December 31, 2025, the Company pledged securities with an amortized cost of $32.1 million and a fair value of $30.3 million to secure deposits from municipalities. The amortized cost and fair value of securities as of March 31, 2026 and December 31, 2025, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without prepayment penalties.

	March 31, 2026
	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	cost	value	cost	value

Maturing
Due under one year	$22,541	$22,524	$3,335	$3,133
Due after one year through five years	1,043	977	73	71
Due after five years through ten years	1,133	1,046	278	267
Due after ten years	9,781	8,343	2,005	1,576
Total	$34,498	$32,890	$5,691	$5,047

All mortgage-backed securities are guaranteed by Freddie Mac, Fannie Mae or Ginnie Mae.

BV FINANCIAL, INC. AND SUBSIDIARIES

Investment securities with unrealized losses for continuous periods of less than 12 months and 12 months or longer are as follows:

	Less than 12 months		12 months or longer		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
March 31, 2026	losses	value	losses	value	losses	value
(dollars in thousands)
Available for sale
Corporate securities	$6	$494	$112	$871	$118	$1,365
Mortgage-backed securities	10	4,486	1,500	13,330	1,510	17,816
Treasuries	2	3,931	—	—	2	3,931
Total	$18	$8,911	$1,612	$14,201	$1,630	$23,112

Held to maturity
Corporate securities (1)	$—	$—	$203	$2,996	203	2,996
Mortgage-backed securities	1	54	443	1,817	444	1,871
Total	$1	$54	$646	$4,813	$647	$4,867

	Less than 12 months		12 months or longer		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
December 31, 2025	losses	value	losses	value	losses	value
(dollars in thousands)
Available for sale
Agency securities	$—	$—	$—	$—	$—	$—
Corporate securities	11	489	110	872	121	1,361
Mortgage-backed securities	1	564	1,472	14,076	1,473	14,640
Total	$12	$1,053	$1,582	$14,948	$1,594	$16,001

Held to maturity
Corporate securities (1)	$—	$—	$200	$2,998	$200	$2,998
Mortgage-backed securities	—	1	438	1,895	438	1,896
Total	$—	$1	$638	$4,893	$638	$4,894

(1) Fair value amount is net of CECL credit reserve of $1,000 at March 31, 2026 and $2,000 at December 31, 2025.

As of March 31, 2026 and December 31, 2025, the Company determined that for its available-for-sale debt securities in an unrealized loss position, it did not intend to sell nor was it more likely than not that it would be required to sell any security and that the decline in fair value was not due to credit factors, but due to changes in interest rates and other factors. Accordingly, at March 31, 2026 and December 31, 2025, the Company did not record an allowance for credit losses for its available-for-sale debt securities.

BV FINANCIAL, INC. AND SUBSIDIARIES

We monitor the credit quality of HTM debt securities through both internal analysis performed on a quarterly basis and credit ratings when available. The following table reflects the credit ratings for the HTM debt securities at March 31, 2026.

(dollars in thousands)	AAA	A-	BBB/BBB+	BBB-	Not Rated	Total

Corporate securities	$—	$500	$1,249	$700	$750	$3,199
Mortgage-backed securities	2,492	—	—	—	—	2,492
	$2,492	$500	$1,249	$700	$750	$5,691

The following table provides a breakdown of our HTM debt securities by year of origination at March 31, 2026.

(dollars in thousands)	Total	2026	2025	2024	2023	2022	Prior
Corporate securities	$3,199	$—	$—	$—	$—	$750	$2,449
Mortgage-backed securities	2,492	—	—	—	—	1,779	713
	$5,691	$—	$—	$—	$—	$2,529	$3,162

The following table is a roll forward of our allowance for credit losses on HTM debt securities at March 31, 2026 and 2025.

(dollars in thousands)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Beginning balance	$2	$4
(Recovery) for credit losses	(1)	(1)
Ending Balance	$1	$3

BV FINANCIAL, INC. AND SUBSIDIARIES

Note 3 – Loans Receivable

Portfolio loans, net of deferred costs and fees, are summarized by type as follows at March 31, 2026 and December 31, 2025:

	Period Ended
	March 31, 2026		December 31, 2025
(dollars in thousands)	Amount	Percent	Amount	Percent
Real estate
One to four family - owner occupied	$160,752	21.85%	$163,964	21.72%
One to four family - non owner occupied	94,330	12.82%	94,511	12.52%
Commercial owner occupied	79,423	10.80%	79,730	10.56%
Commercial investor	328,010	44.61%	321,675	42.60%
Construction and land	24,436	3.32%	36,441	4.83%
Farm loans	5,332	0.72%	7,231	0.96%
Total real estate loans	692,283	94.12%	703,552	93.19%

Marine and other consumer loans	14,435	1.96%	14,914	1.98%
Guaranteed by U.S. Government	2,088	0.28%	2,175	0.29%
Commercial	26,802	3.64%	34,280	4.54%
Total consumer and commercial	43,325	5.88%	51,369	6.81%

Total loans	735,608	100.0%	754,921	100.0%
Allowance for credit losses	(6,399)		(6,437)
Total loans, net of deferred costs and fees	$729,209		$748,484

Net deferred loan origination fees at March 31, 2026 and December 31, 2025 totaled $2.3 million and $2.2 million, respectively.

In the normal course of banking business, risks related to specific loan categories are as follows:

Real Estate Loans – Real estate loans are typically made to consumers and businesses and are secured by real estate. Credit risk arises from the borrower’s continuing financial stability, which can be adversely impacted by the economy as well as borrower-specific occurrences. Also impacting credit risk are any shortfalls in the value of the real estate in relation to the outstanding loan balance in the event of a default or subsequent liquidation of the collateral.

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

Non-accrual loans as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026			December 31, 2025
	No	With an		No	With an
(dollars in thousands)	Allowance	Allowance	Total	Allowance	Allowance	Total
Real estate
One to four family - owner occupied	$838	$—	$838	$811	$—	$811
One to four family - non owner occupied	118	—	118	174	—	174
Commercial owner occupied	847	—	847	860	—	860
Construction and land	26	—	26	26	—	26
Total real estate loans	1,829	—	1,829	1,871	—	1,871

Marine and other consumer loans	416	—	416	10	—	10
Commercial	286	94	380	286	94	380
Total consumer and commercial loans	702	94	796	296	94	390

Total nonaccrual loans	$2,531	$94	$2,625	$2,167	$94	$2,261

Loans can be current but classified as non-accrual due to customer operating results or payment history. All interest accrued but not collected from loans that are placed on non-accrual status or charged off is reversed against interest income. In accordance with the Company’s policy, such interest income is recognized on a cash basis or cost-recovery method, until qualifying for return to accrual status. Interest that would have been accrued under the terms of the non-accrual loans had such loans been performing according to their terms was approximately $77,000 for the three months ended March 31, 2026. There was no material nonaccrual loan interest recognized in income during the first quarter of 2025.

The Company considers a loan to be past due or delinquent when the terms of the contractual obligation are not met by the borrower. An analysis of days past due loans as of March 31, 2026 was as follows:

	March 31, 2026
	30 - 59	60 - 89	90+
	Days	Days	Days	Total	Current	Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Real estate
One to four family - owner occupied	$2,974	$730	$543	$4,247	$156,505	$160,752
One to four family - non owner occupied	382	—	118	500	93,830	94,330
Commercial owner occupied	114	555	292	961	78,462	79,423
Commercial investor	678	282	—	960	327,050	328,010
Construction and land	—	—	26	26	24,410	24,436
Farm loans	—	—	—	—	5,332	5,332
Total real estate loans	4,148	1,567	979	6,694	685,589	692,283

Marine and other consumer loans	153	6	415	574	13,861	14,435
Guaranteed by U.S. Government	—	—	—	—	2,088	2,088
Commercial	—	—	380	380	26,422	26,802
Total consumer and commercial loans	153	6	795	954	42,371	43,325

Total loans	$4,301	$1,573	$1,774	$7,648	$727,960	$735,608

BV FINANCIAL, INC. AND SUBSIDIARIES

An analysis of days past due loans as of December 31, 2025 was as follows:

	December 31, 2025
	30 - 59	60 - 89	90+
	Days	Days	Days	Total	Current	Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Real estate
One to four family - owner occupied	$4,700	$379	$787	$5,866	$158,098	$163,964
One to four family - non owner occupied	104	—	174	278	94,233	94,511
Commercial owner occupied	—	566	294	860	78,870	79,730
Commercial investor	—	—	—	—	321,675	321,675
Construction and land	—	—	26	26	36,415	36,441
Farm loans	—	—	—	—	7,231	7,231
Total real estate loans	4,804	945	1,281	7,030	696,522	703,552

Marine and other consumer loans	384	44	10	438	14,476	14,914
Guaranteed by U.S. Government	—	—	—	—	2,175	2,175
Commercial	—	—	380	380	33,900	34,280
Total consumer and commercial loans	384	44	390	818	50,551	51,369

Total loans	$5,188	$989	$1,671	$7,848	$747,073	$754,921

Allowance for Credit Losses

The following tables detail activity in the ACL at and for the three months ended March 31, 2026 and 2025. An allocation of the allowance to one category of loans does not prevent the Company from using that allowance to absorb losses in a different category.

Three months ended	March 31, 2026
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions (Recovery)	Ending Balance
Real estate
One to four family - owner occupied	$1,306	$—	$1	$245	$1,552
One to four family - non owner occupied	537	—	19	(52)	504
Commercial owner occupied	329	—	—	89	418
Commercial investor	3,060	—	—	(137)	2,923
Construction and land	328	—	—	(224)	104
Farm loans	23	—	—	(6)	17
Total real estate loans	5,583	—	20	(85)	5,518

Marine and other consumer loans	438	(3)	1	34	470
Commercial	416	—	—	(5)	411
Total consumer and commercial	854	(3)	1	29	881

Total loans	$6,437	$(3)	$21	$(56)	$6,399

BV FINANCIAL, INC. AND SUBSIDIARIES

Three months ended	March 31, 2025
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions (recovery)	Ending Balance
Real estate
One to four family - owner occupied	$1,858	$—	$3	$(214)	$1,647
One to four family - non owner occupied	742	—	16	(141)	617
Commercial owner occupied	511	—	—	(16)	495
Commercial investor	3,592	—	—	440	4,032
Construction and land	940	—	1	14	955
Farm loans	69	—	—	4	73
Total real estate loans	7,712	—	20	87	7,819

Marine and other consumer loans	399	(5)	—	2	396
Commercial	411	—	—	262	673
Total consumer and commercial	810	(5)	—	264	1,069

Total loans	$8,522	$(5)	$20	$351	$8,888

The following table summarizes the ACL provision activity for the three months ended March 31, 2026 and 2025.

	Three months ended March 31,
(dollars in thousands)	2026	2025
Provision for (recovery of) credit losses - loans	$(56)	$351
Provision for (recovery of) allowance for securities - HTM	(1)	(1)
Provision for (recovery of ) allowance for credit losses - unfunded commitments	46	(53)
Provision for (recovery of) credit losses per the consolidated statements of income	$(11)	$297

BV FINANCIAL, INC. AND SUBSIDIARIES

Term Loans by Origination Year

(dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at March 31, 2026	2026	2025	2024	2023	2022	Prior	Revolving	Total
One to four family - owner occupied
Pass	$5,828	$33,780	$18,959	$5,284	$7,448	$78,467	$10,277	$160,043
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	709	—	709
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One to four family - owner occupied	$5,828	$33,780	$18,959	$5,284	$7,448	$79,176	$10,277	$160,752
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

One to four family - non owner occupied
Pass	$2,501	$8,380	$4,093	$12,680	$26,281	$40,088	$—	$94,023
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	307	—	307
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One to four family - non owner occupied	$2,501	$8,380	$4,093	$12,680	$26,281	$40,395	$—	$94,330
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Commercial owner occupied
Pass	$3,754	$3,937	$4,065	$19,653	$10,241	$35,871	$—	$77,521
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,902	—	1,902
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial owner occupied	$3,754	$3,937	$4,065	$19,653	$10,241	$37,773	$—	$79,423
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Commercial investor
Pass	$3,121	$34,487	$48,058	$57,986	$77,290	$107,068	$—	$328,010
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—		—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial investor	$3,121	$34,487	$48,058	$57,986	$77,290	$107,068	$—	$328,010
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Construction and land
Pass	$408	$8,068	$14,025	$267	$511	$1,131	$—	$24,410
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	26	—	26
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Construction and land	$408	$8,068	$14,025	$267	$511	$1,157	$—	$24,436
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Farm loans
Pass	$—	$—	$308	$—	$297	$4,727	$—	$5,332
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Farm loans	$—	$—	$308	$—	$297	$4,727	$—	$5,332
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Marine and other consumer loans
Pass	$10	$818	$1,904	$2,351	$1,557	$7,433	$—	$14,073
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	362	—	362
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Marine and other consumer loans	$10	$818	$1,904	$2,351	$1,557	$7,795	$—	$14,435
Current Period Gross Write-off	$—	$—	$—	$—	$—	$3	$—	$3

Guaranteed by U.S. Government
Pass	$—	$—	$—	$—	$—	$2,088	$—	$2,088
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Guaranteed by U.S. Government	$—	$—	$—	$—	$—	$2,088	$—	$2,088
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$128	$12,177	$6,360	$126	$1,209	$6,422	$—	$26,422
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	380	—	—	380
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial	$128	$12,177	$6,360	$126	$1,589	$6,422	$—	$26,802
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

(dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at March 31, 2026	2026	2025	2024	2023	2022	Prior	Revolving	Total
Total Loans
Pass	$15,750	$101,647	$97,772	$98,347	$124,834	$283,295	$10,277	$731,922
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	380	3,306	—	3,686
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total loans	$15,750	$101,647	$97,772	$98,347	$125,214	$286,601	$10,277	$735,608

BV FINANCIAL, INC. AND SUBSIDIARIES

Term Loans by Origination Year

(dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total
One to four family - owner occupied
Pass	$34,231	$23,919	$5,315	$7,503	$12,345	$68,285	$11,790	$163,388
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	329	247	—	576
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One to four family - owner occupied	$34,231	$23,919	$5,315	$7,503	$12,674	$68,532	$11,790	$163,964
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

One to four family - non owner occupied
Pass	$8,148	$4,737	$12,480	$26,808	$14,860	$27,113	$—	$94,146
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	365	—	365
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One to four family - non owner occupied	$8,148	$4,737	$12,480	$26,808	$14,860	$27,478	$—	$94,511
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Commercial owner occupied
Pass	$3,905	$4,100	$19,694	$10,299	$5,646	$34,164	$—	$77,808
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	294	1,628	—	1,922
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial owner occupied	$3,905	$4,100	$19,694	$10,299	$5,940	$35,792	$—	$79,730
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Commercial investor
Pass	$34,551	$34,460	$61,241	$80,765	$66,609	$44,049	$—	$321,675
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial investor	$34,551	$34,460	$61,241	$80,765	$66,609	$44,049	$—	$321,675
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Construction and land
Pass	$7,957	$26,805	$271	$348	$448	$586	$—	$36,415
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	26	—	26
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Construction and land	$7,957	$26,805	$271	$348	$448	$612	$—	$36,441
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Farm loans
Pass	$—	$311	$—	$300	$1,744	$4,876	$—	$7,231
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Farm loans	$—	$311	$—	$300	$1,744	$4,876	$—	$7,231
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Marine and other consumer loans
Pass	$883	$2,042	$2,408	$1,587	$4,698	$3,296	$—	$14,914
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Marine and other consumer loans	$883	$2,042	$2,408	$1,587	$4,698	$3,296	$—	$14,914
Current Period Gross Write-off	$—	$—	$—	$—	$—	$14	$—	$14

Guaranteed by U.S. Government
Pass	$—	$—	$—	$—	$—	$2,175	$—	$2,175
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Guaranteed by U.S. Government	$—	$—	$—	$—	$—	$2,175	$—	$2,175
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$12,267	$6,851	$138	$1,339	$4,726	$8,579	$—	$33,900
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	380	—	—	—	380
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial	$12,267	$6,851	$138	$1,719	$4,726	$8,579	$—	$34,280
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

(dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total
Total Loans
Pass	$101,942	$103,225	$101,547	$128,949	$111,076	$193,123	$11,790	$751,652
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	380	623	2,266	—	3,269
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total loans	$101,942	$103,225	$101,547	$129,329	$111,699	$195,389	$11,790	$754,921

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

Through our loan evaluation process, we have identified certain loans for which the primary source of loan repayment may no longer be a viable option. The Company is dependent on the liquidation of the collateral to provide funds for repayment of the loan. The following table shows the loans determined by management to be collateral dependent at March 31, 2026.

	Loan Balance	Estimated Collateral Values	Loan Balance	Estimated Collateral Values
(dollars in thousands)	Real Estate	Real Estate	Business\Other Assets	Business\Other Assets
One to four family - owner occupied	$838	$5,180	$—	$—
One to four family - non-owner occupied	119	445	—	—
Commercial owner occupied real estate	847	2,250	—	—
Commercial investor real estate	—	—	—	—
Construction and land	26	625	—	—
Commercial	380	664	—	122
Marine and other consumer	415	—	—	654
Total	$2,625	$9,164	$—	$776

BV FINANCIAL, INC. AND SUBSIDIARIES

Borrowers experiencing financial difficulty ("BEFD") modifications included in the collateral dependent schedule above, as of March 31, 2026 were as follows:

(dollars in thousands)	Number of Loans	Amortized Cost
One to four family - owner occupied	9	$1,134
One to four family - non owner occupied	1	124

Total BEFD modification loans	10	$1,258

Modifications on non-accrual	—	$—

There were no BEFD modifications past due as of March 31, 2026.

The following table details the amortized cost basis for loans modified to borrowers experiencing financial difficulty during the three months ended March 31, 2026.

	Three months ended March 31, 2026
(dollars in thousands)	Term Extensions	Payment Deferral and Term Extensions	Total	Percentage of Total Loans
One to four family - owner occupied	$82	$—	$82	0.01%
Total	$82	$—	$82	0.01%

Note 4 - Goodwill And Other Intangible Assets

Goodwill and other intangible assets are presented in the tables below.

(dollars in thousands)	As of March 31, 2026	As of December 31, 2025

Goodwill	$14,420	$14,420

	March 31, 2026			December 31, 2025
(dollars in thousands)	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net

Core deposit intangible	$1,868	$1,262	$606	$1,868	$1,217	$651

As of March 31, 2026 future estimated annual amortization expense is as follows:

Year ending	(dollars in thousands)

2026	$135
2027	180
2028	180
2029	72
2030	30
Thereafter	9
Total Estimated Amortization Expense	$606

Management performed its annual analysis of goodwill and core deposit intangibles during the third quarter of 2025 and concluded that there was no impairment at September 30, 2025. At March 31, 2026, management's analysis concluded that there were no changes in the Company's financial statements or operations subsequent to the annual analysis that would indicate that it was more likely than not that goodwill or core deposit intangible was impaired.

BV FINANCIAL, INC. AND SUBSIDIARIES

Note 5 – Foreclosed Real Estate

Foreclosed real estate assets are presented net of the valuation allowance. The Company considers foreclosed real estate as classified assets for regulatory and financial reporting. Foreclosed real estate carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related selling costs. The Company did not have any foreclosed real estate at March 31, 2026 and December 31, 2025.

During the three months ended March 31, 2026 and March 31, 2025, the Company incurred foreclosed real estate expenses of $0 and $2,500, respectively.

The Company had $46,000 and $294,000 in loans secured by residential real estate for which formal foreclosure proceedings were in process as of March 31, 2026 and December 31, 2025, respectively.

The table below shows the foreclosed real estate roll forward balance as of March 31, 2026.

(dollars in thousands)	March 31, 2026	December 31, 2025
Beginning of period balance	$—	$159
Improvements and additions	—	—
From Merger	—	—
Merger fair market value adjustment	—	—
Write downs	—	—
Principal payments	—	(185)
Proceeds from sale	—	—
Gain on sale	—	26
End of period balance	$—	$—

Note 6 - Deposits

Deposits consisted of the following:

	March 31, 2026		December 31, 2025
(dollars in thousands)	Balance	Percentage	Balance	Percentage
Noninterest-bearing checking accounts	$139,318	20.69%	$138,360	20.46%
Interest-bearing checking accounts	70,112	10.41%	80,882	11.96%
Money market accounts	128,149	19.03%	123,264	18.23%
Savings accounts	132,110	19.62%	129,436	19.14%
Certificates of deposit	203,824	30.25%	204,152	30.21%
Total deposits	$673,513	100.00%	$676,094	100.00%

At March 31, 2026, and December 31, 2025, the Bank had an account relationship with a local government entity that comprised 2.7% and 2.8% of total deposits, respectively. The Company had $50.3 million and $50.3 million of brokered certificates of deposits at March 31, 2026 and December 31, 2025, respectively.

At March 31, 2026 and December 31, 2025, the Bank had $36.3 million and $35.7 million in certificates of deposits of $250,000 or more, respectively. Deposits in excess of $250,000 may not be insured by the FDIC.

BV FINANCIAL, INC. AND SUBSIDIARIES

At March 31, 2026 scheduled maturities of certificates of deposits are as follows:

(dollars in thousands)	March 31, 2026
Within one year	$76,571
Year 2	14,053
Year 3	58,819
Year 4	4,318
Year 5	50,063
Thereafter	—
Total certificates of deposit	$203,824

Note 7 - Borrowings And Subordinated Debt

A summary of the Company’s borrowings at March 31, 2026 and December 31, 2025 are indicated as follows:

		March 31, 2026		December 31, 2025
(dollars in thousands)	Maturity	Balance	Rate	Balance	Rate

Federal Home Loan Bank Advance	2026	$10,000	3.88%	$10,000	3.88%
Federal Home Loan Bank Advance	2027	10,000	3.53%	10,000	3.53%
Federal Home Loan Bank Advance	2028	15,000	3.55%	15,000	3.55%
Total Borrowings		35,000		35,000

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

BV FINANCIAL, INC. AND SUBSIDIARIES

The table below details the right of use asset (net of accumulated amortization), lease liability and other information related to the Company's operating leases:

	Consolidated Balance
(dollars in thousands)	Sheet Classification	March 31, 2026	December 31, 2025

Operating lease right of use asset	Other assets	$652	$709
Operating lease liabilities	Other liabilities	$693	$751

Other information related to leases:
Weighted average remaining lease term of operating leases		3.8 years	4.0 years
Weighted average discount rate of operating leases		4.47%	4.47%

The table below details the Company's lease cost, which is included in occupancy expense in the Consolidated Statements of Income.

	Three months ended March 31,
(dollars in thousands)	2026	2025

Operating lease cost	$80	$71

Cash paid for lease liability	$61	$59

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

(dollars in thousands)	As of March 31, 2026
Lease payments due:
Within one year	$209
After one but within two years	114
After two but within three years	75
After three but within four years	75
After four but within five years	75
After five years	173
Total undiscounted lease payments	721
Less: imputed interest	28
Present value of operating lease liabilities	$693

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

					To be well
					capitalized under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
As of March 31, 2026	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Tier 1 Leverage ratio	$149,768	16.81%	$35,632	4.00%	$44,540	5.00%

Tier 1 capital (to risk-weighted assets)	$149,768	21.27%	$42,245	6.00%	$56,327	8.00%

Common Equity Tier 1 Capital Ratio (to risk-weighted assets)	$149,768	21.27%	$31,684	4.50%	$45,765	6.50%

Total Capital ratio (to risk-weighted assets)	$156,311	22.20%	$56,327	8.00%	$70,408	10.00%

					To be well capitalized under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
As of December 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Tier 1 Leverage ratio	$147,851	16.44%	$35,976	4.00%	$44,970	5.00%

Tier 1 capital (to risk-weighted assets)	$147,851	21.13%	$41,989	6.00%	$55,986	8.00%

Common Equity Tier 1 Capital Ratio (to risk-weighted assets)	$147,851	21.13%	$31,492	4.50%	$45,488	6.50%

Total Capital ratio (to risk-weighted assets)	$154,386	22.06%	$55,986	8.00%	$69,982	10.00%

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

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s quarterly valuation process. Intra-quarter transfers in and out of level 3 assets and liabilities recorded at fair value on a recurring basis are disclosed. There were no such transfers during the quarter ended March 31, 2026 or the year ended December 31, 2025.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets as of March 31, 2026 and December 31, 2025 measured at fair value on a recurring basis.

		Level 1	Level 2	Level 3
		Quoted prices	Significant	Significant
		in active	other	other
		markets for	observable	unobservable
As of March 31, 2026	Total	identical assets	inputs	inputs
	(dollars in thousands)
Securities available for sale
Agencies	$349	$—	$349	$—
Corporate securities	1,365	—	1,365	—
Mortgage-backed securities	22,275	—	22,275	—
Treasuries	8,901	—	8,901	—
	$32,890	$—	$32,890	$—

		Level 1	Level 2	Level 3
		Quoted prices	Significant	Significant
		in active	other	other
		markets for	observable	unobservable
As of December 31, 2025	Total	identical assets	inputs	inputs
	(dollars in thousands)
Securities available for sale
Agencies	$404	$—	$404	$—
Corporate securities	1,361	—	1,361	—
Mortgage-backed securities	19,116	—	19,116	—
Treasuries	12,345	—	12,345	—
	$33,226	$—	$33,226	$—

BV FINANCIAL, INC. AND SUBSIDIARIES

The Company may be required to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a non-recurring basis as of March 31, 2026 and December 31, 2025 were included in the tables below.

		Level 1	Level 2	Level 3
		Quoted prices	Significant	Significant
		in active	other	other
		markets for	observable	unobservable
As of March 31, 2026	Total	identical assets	inputs	inputs
(dollars in thousands)
Individually evaluated loans	$2,625	$—	$—	$2,625
Foreclosed real estate and repossessed assets	—	—	—	—
	$2,625	$—	$—	$2,625

		Level 1	Level 2	Level 3
		Quoted prices	Significant	Significant
		in active	other	other
		markets for	observable	unobservable
As of December 31, 2025	Total	identical assets	inputs	inputs
(dollars in thousands)
Individually evaluated loans	$2,261	$—	$—	$2,261
Foreclosed real estate and repossessed assets	—	—	—	—
	$2,261	$—	$—	$2,261

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

BV FINANCIAL, INC. AND SUBSIDIARIES

The Company’s estimated fair values of financial instruments are presented in the following table.

		March 31, 2026		December 31, 2025
	Fair value	Carrying	Fair	Carrying	Fair
(dollars in thousands)	hierarchy	amount	value	amount	value

Financial assets
Cash and cash equivalents	Level 1	$74,577	$74,577	$55,705	$55,705
Equity investment	Level 1	406	406	404	404
Securities held to maturity	Level 2	5,691	5,047	5,736	5,102
Securities held to available for sale	Level 2	32,890	32,890	33,226	33,226
Federal Home Loan Bank of Atlanta stock	Level 2	2,324	2,324	2,324	2,324
Loans receivable	Level 3	729,209	725,629	748,484	747,337
Accrued interest receivable	Level 2	2,990	2,990	3,149	3,149

Financial liabilities
Deposits with maturities	Level 3	$203,824	$203,724	$204,152	$204,873
FHLB Borrowings	Level 2	35,000	35,000	35,000	35,000
Accrued interest payable	Level 2	909	909	432	432

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

For the three months ended March 31, 2026, and 2025, there were no stock options which were excluded from the calculation as their effect would be anti-dilutive. Options with an exercise price greater than the average market price of the common shares are excluded from the calculation as their effect would be anti-dilutive. Basic and diluted earnings per share have been computed based on weighted-average common and common equivalent shares outstanding as follows:

	Three Months Ended March 31,		Three Months Ended March 31,
	2026		2025
(Amounts in thousands, except per share data)	Basic	Diluted	Basic	Diluted

Net income	$1,091	$1,091	$2,099	$2,099
Weighted average common shares outstanding	8,157	8,157	9,895	9,895
Dilutive securities
Stock options	—	—	—	94
Adjusted weighted average shares outstanding	8,157	8,157	9,895	9,989
Earnings -per share amount	$0.13	$0.13	$0.21	$0.21

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

BV FINANCIAL, INC. AND SUBSIDIARIES

	Three Months Ended March 31,
(dollars in thousands)	2026	2025

Current expense
Federal	$597	$529
State	191	234
Total current expense	788	763
Deferred expense	173	(164)
Income tax expense	$961	$599

Note 14 – Segment Reporting

The Company operates a single reportable business segment that is comprised of commercial banking. The Company’s CEO is deemed the Chief Operating Decision Maker (“CODM”). The CODM evaluate the financial performance of the Company by evaluating revenue streams, significant expenses, and budget to actual results in assessing the Company’s single reporting segment and in the determination of allocating resources. The CODM uses consolidated net income to benchmark the Company against peers and to evaluate performance and allocate resources. Significant revenue and expense categories evaluated by the CODM are consistent with the presentation of the Consolidated Statement of Income.

Note 15 – Subsequent Events

None.

BV FINANCIAL, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis is intended to enhance your understanding of our financial condition and results of operations. The financial information in this section is derived from the accompanying financial statements. You should read the financial information in this section in conjunction with the business and financial information contained in this Quarterly Report on Form 10-Q and in the Company’s 2025 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 27, 2026.

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

•
statements of our goals, financial condition and performance, intentions and expectations;
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
•
the impact of a potential government shutdown;
•
the current or anticipated impact of military conflict, terrorism or other geopolitical events;
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

Allowance for Credit Losses

The ACL is an estimate of the expected credit losses for loans held for investment and for off-balance sheet exposures. ASC 326, "Financial Instruments-Credit Losses," requires an immediate recognition of the credit losses expected to occur over the lifetime of a financial asset whether originated or purchased. Charge-offs are recorded to the ACL when management believes a loan is uncollectible. Subsequent recoveries, if any, are credited to the ACL. Management believes the ACL is maintained in accordance with GAAP and in compliance with appropriate regulatory guidelines. The ACL includes quantitative estimates of losses for collectively and individually evaluated loans. The quantitative estimate for collectively evaluated loans (other than investor commercial real estate loans) is determined using the average charge-off method that utilizes historical losses for all Maryland banks with assets less than $1 billion beginning in March 2000. The investor

BV FINANCIAL, INC. AND SUBSIDIARIES

commercial real estate portfolio utilizes the national loss history for banks with assets less than $1 billion over the same time period. Investor CRE loans are made nationwide, therefore, management deems it appropriate to utilize national loss rates when evaluating this portfolio. Adjustments are made to the historical loss factors under each scenario for economic conditions, portfolio concentrations, collateral values, the level and trend of delinquent and non-accrual loans and internal changes in staffing, loan policies and monitoring of the portfolio. Loans are selected for individual evaluation primarily based on their payment status and whether the loan has been placed on non-accrual status. Loans on non-accrual status include all loans greater than 90 days delinquent and other loans with weaknesses sufficient for management to place these loans on non-accrual status. The ACL is measured on a collective basis when similar risk factors exist as determined by internal loan coding and assignment to a portfolio segment. The Company utilizes reasonable and supportable forecasts of future economic conditions when estimating the ACL on loans. The model's calculation also uses an adjustment for a 12-month forecast period utilizing the most recent 12-month economic forecast from the Federal Reserve Board for national gross domestic product ("GDP") and the national unemployment rate. The model compares the average history of loss rates described above to the forecasted GDP and unemployment to determine the necessity and amount of any forward-looking adjustment. The establishment of the ACL is significantly affected by management's judgment and by economic and other uncertainties, and different amounts may be reported under different conditions or assumptions. The Federal Deposit Insurance Corporation and the Maryland Office of the Commissioner of Financial Regulation, as an integral part of their examination process, periodically review the ACL for reasonableness and, as a result of such reviews, we may be required to increase our ACL or recognize loan charge-offs. The calculation of ACL excludes accrued interest receivable balances because these balances are reversed in a timely manner against previously recognized interest income when a loan is placed on non-accrual.

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

Deferred Income Taxes

At March 31, 2026, we had a net deferred tax asset totaling $7.4 million. In accordance with ASC Topic 740 “Income Taxes,” we use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If currently available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting deferred tax assets and liabilities. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets are subjective and are reviewed on a regular basis as regulatory, economic or business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance that results in additional income tax expense in the period in which it is recognized would negatively affect income. Management believes, based upon current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize its federal and state deferred tax asset.

BV FINANCIAL, INC. AND SUBSIDIARIES

Comparison of Financial Condition at March 31, 2026 (unaudited) and December 31, 2025

Assets. Total assets were $910.9 million at March 31, 2026, a decrease of $1.3 million, or 0.15%, from $912.2 million at December 31, 2025. The decrease was due primarily to the decrease of $19.3 million in loans, partially offset by an increase of $18.9 million in cash and cash equivalents.

Cash and Cash Equivalents. Cash and cash equivalents increased $18.9 million, or 33.9%, to $74.6 million at March 31, 2026 from $55.7 million at December 31, 2025. The increase in cash was primarily a result of the pay-downs in loans.

Loans. Loans receivable decreased $19.3 million, or 2.6%, to $735.6 million at March 31, 2026 from $754.9 million at December 31, 2025. Real estate loans decreased $11.3 million while consumer and commercial loans decreased $8.0 million.

Allowance for Credit Losses. The allowance for credit losses – loans decreased $38,000 to $6.4 million at March 31, 2026 compared to $6.4 million at December 31, 2025. The ratio of our allowance for credit losses to total loans was 0.87% at March 31, 2026 compared to 0.85% at December 31, 2025, while the allowance for credit losses to non-performing loans was 282.9% at March 31, 2026 compared to 284.7% at December 31, 2025.

Securities. Securities available for sale decreased by $336,000, or 1.0%, from December 31, 2025 as paydowns and maturities were not fully replaced with new purchases. The held-to-maturity portfolio experienced a slight decrease due to paydowns.

Liabilities. Total liabilities decreased $1.2 million, or 0.16%, to $727.2 million at March 31, 2026 from $728.4 million at December 31, 2025. The decrease was due primarily to the decrease in deposits offset by an increase in other liabilities.

Deposits. Total deposits decreased $2.6 million, or 0.38% to $673.5 million at March 31, 2026 from $676.1 million at December 31, 2025. Interest-bearing deposits decreased $3.5 million, or 0.7%, to $534.2 million at March 31, 2026 from $537.7 million at December 31, 2025. Noninterest bearing deposits increased $1.0 million, or 0.7%, to $139.3 million at March 31, 2026 from $138.4 million at December 31, 2025.

Stockholders’ Equity. Stockholders’ equity decreased $167,000, or 0.1%, to $183.6 million at March 31, 2026 from $183.8 million at December 31, 2025 a due to $2.0 million in stock repurchases offset by net income, and the impact of equity compensation plans.

BV FINANCIAL, INC. AND SUBSIDIARIES

Comparison of Operating Results for the Three Months Ended March 31, 2026 and 2025

Average Balances and Yields. The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Non-accrual loans are included in the computation of average balances only. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Average balances exclude loans held for sale, if applicable. Net deferred loan origination fees totaled $2.3 million and $2.2 million at March 31, 2026 and 2025, respectively.

	For the Three Months Ended March 31,
	2026			2025
(dollars in thousands)	Average Outstanding Balance	Interest	Average Yield/Rate(1)	Average Outstanding Balance	Interest	Average Yield/Rate(1)
	(Unaudited)
Interest-earning assets:
Loans	$739,885	$11,143	6.11%	$739,666	$10,741	5.89%
Securities available-for-sale	33,538	289	3.49%	36,884	350	3.85%
Securities held-to-maturity	8,040	45	2.27%	7,323	47	2.60%
Cash, cash equivalents and other interest-earning assets	65,221	605	3.79%	66,832	743	4.51%
Total interest-earning assets	846,684	12,082	5.79%	850,705	11,881	5.66%
Noninterest-earning assets	65,375			65,008
Total assets	$912,059			$915,713

Interest-bearing liabilities:
Interest-bearing demand deposits	$75,739	167	0.89%	$80,149	171	0.87%
Savings deposits	115,833	147	0.51%	122,458	99	0.33%
Money market deposits	124,717	684	2.22%	124,962	764	2.48%
Certificates of deposit	219,142	1,654	3.06%	195,379	1,567	3.52%
Total interest-bearing deposits	535,431	2,652	2.01%	522,948	2,601	2.02%
Federal Home Loan Bank advances	35,000	319	3.70%	15,000	171	4.62%
Subordinated debentures	—	—	—	34,905	466	5.41%
Total borrowings	35,000	319	3.70%	49,905	637	5.18%
Total interest-bearing liabilities	570,431	2,971	2.11%	572,853	3,238	2.29%
Noninterest-bearing demand deposits	139,808			131,981
Other noninterest-bearing liabilities	18,645			14,941
Total liabilities	728,884			719,775
Equity	183,175			195,938
Total liabilities and equity	$912,059			$915,713
Net interest income		$9,111			$8,643
Net interest rate spread(2)			3.68%			3.37%
Net interest-earning assets(3)	$276,253			$277,852
Net interest margin(4)			4.36%			4.12%
Average interest-earning assets to interest-bearing liabilities	148.43%			148.50%

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

BV FINANCIAL, INC. AND SUBSIDIARIES

The following table sets forth the effects of changing rates and volumes on our net interest income for the three months ended March 31, 2026 and 2025. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by current rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated proportionately based on the changes due to rate and volume.

	For the three months ended March 31, 2026
	Interest Income Increase (Decrease) Due to
	(In thousands)
	Volume	Rate	Total
Interest income:
Loans receivable	$3	$399	$402

Investment securities AFS	(29)	(32)	(61)
Investment securities HTM	4	(6)	(2)
Total Investment securities	(25)	(38)	(63)

Equity Investments	—	(3)	(3)
Short-term investments and other
interest-earning assets	(15)	(120)	(135)
Total interest-earning assets	$(37)	$238	$201

Interest expense:
Deposits	$62	$(11)	$51

FHLB Borrowings	182	(34)	148
Subordinated Debentures	(466)	—	(466)
Total Borrowings	(284)	(34)	(318)
Total interest-bearing liabilities	(222)	(45)	(267)

Change in net interest income	$185	$283	$468

BV FINANCIAL, INC. AND SUBSIDIARIES

Net Income. Net income was $1.1 million or $0.13 per diluted share for the three months ended March 31, 2026 compared to $2.6 million or $0.21 per diluted share for the three months ended March 31, 2025. The decreases were due to higher compensation expenses and smaller credits to the provision for credit losses offsetting higher net interest and other income. As previously disclosed in a Form 8-K filed with the Securities and Exchange Commission, compensation expense for the quarter includes the $2.2 million payment made to the former Co-President and CEO upon his retirement

Interest Income. Interest income increased $201,000, or 1.69%, to $12.1 million for the three months ended March 31, 2026 from $11.9 million for the three months ended March 31, 2025. The increase was due primarily to an increase in interest income on loans, partially offset by a decrease in other interest income on cash and cash equivalents. Interest income on loans increased $402,000, or 3.7%, to $11.1 million for the three months ended March 31, 2026 from $10.7 million for the three months ended March 31, 2025 due primarily to increases in the average yield on loans. The weighted average yield on loans increased 22 basis points to 6.11% for the three months ended March 31, 2026 compared to 5.89% for the three months ended March 31, 2025, as variable rate loans reset to higher interest rates and the rates on new loans exceeded the rates on paid off loans due to the higher interest rate environment. Interest income on cash and cash equivalents decreased $138,000 to $605,000 for the three months ended March 31, 2026 from $743,000 for the three months ended March 31, 2025 primarily due to a decrease in average balance of $1.6 million and a decrease in teh average yield.

Interest Expense. Interest expense decreased $267,000 or 8.3% to $3.0 million for the three months ended March 31, 2026 from $3.2 million at March 31, 2025. Interest expense on FHLB advances for the three months ended March 31, 2026 was $319,000 compared to $171,000 for the three months ended March 31, 2025. The increase in interest expense on FHLB advances was due to the Bank's utilization of FHLB borrowings to replace the $35.0 million in subordinated debt issued in 2020 that was redeemed in December 2025.

Net Interest Income. Net interest income was $9.1 million for the three months ended March 31, 2026 compared to $8.6 million for the three months ended March 31, 2025. The net interest margin for the three months ended March 31, 2026 was 4.36% compared to 4.12% for the three months ended March 31, 2025. The increase in net interest income was due primarily to the Bank's utilization of lower cost Federal Home Loan Bank borrowings to replace the $35.0 million in subordinated debt that was paid off in December 2025 and higher rates earned on the loan portfolio, offset by lower yields on other interest-earning assets.

Provision for Credit Losses. The Company recorded a reversal of the provision for credit losses of $11,000 for the three months ended March 31, 2026 compared to a provision for credit losses of $297,000 for the three months ended March 31, 2025. Our allowance for credit losses was $6.4 million at March 31, 2026 and December 31, 2025. The ratio of our allowance for credit losses to total loans was 0.87% at March 31, 2026 compared to 0.85% at December 31, 2025, while the allowance for credit losses to non-performing loans was 282.88% at March 31, 2026 compared to 284.72% at December 31, 2025.

Non-interest Income. For the three months ended March 31, 2026, noninterest income totaled approximately $528,000 compared to $530,000 for the quarter ended March 31, 2025.

Non-interest Expense. For the three months ended March 31, 2026, noninterest expense totaled $7.6 million compared to $6.2 million in the three months ended March 31, 2025. Compensation and benefits expenses increased $1.3 million, or 27.8% primarily due to the executive payout noted above and regular merit salary increases somewhat offset by lower equity compensation costs of $0.5 million. All other expense categories combined increased by $164,000 in the quarter ended March 31, 2026 when compared to the quarter ended March 31, 2025.

Income Tax Expense. For the three months ended March 31, 2026, income tax expense was $961,000 for an effective tax rate of 46.8%. For the three months months ended March 31, 2025, income tax expense was $599,000 for an effective tax rate of 22.2%. The increase in the effective tax rate is primarily attributable to the non-deductible portion of the executive transition payment.

Asset Quality. Non-performing loans at March 31, 2026 totaled $2.6 million, compared to $2.3 million at December 31, 2025. The Company had no foreclosed real estate at either period. At March 31, 2026, the allowance for credit losses on loans was $6.4 million, which represented 0.87% of total loans and 282.9% of non-performing loans compared to $6.4 million at December 31, 2025, which represented 0.85% of total loans and 284.7% of non-performing loans.

BV FINANCIAL, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from maturities of securities. We also have the ability to borrow from the FHLB. At March 31, 2026, we had a $108.4 million available under a line of credit with the FHLB. The Company also has a $20.0 million short-term unsecured facility from a correspondent bank.

While maturities and scheduled amortization of loans and securities can be a predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and short-term investments, including interest-bearing demand deposits. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. We are committed to maintaining a strong liquidity position.

We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained. However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances, brokered deposits or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense. At March 31, 2026, the Company had $50.3 million in brokered deposits compared to $50.0 million in brokered deposits at March 31, 2025. In addition, we had $58.9 million of municipal deposits at March 31, 2026, which represented 8.7% of total deposits. The Bank's uninsured deposits totaled $149.5 million, or 22.0% of total deposits, of which $53.7 million were secured using the market value of pledged collateral or letters of credit issued by FHLB, and an additional $6.1 million were deposits of the Company at the Bank.

Capital Resources. At March 31, 2026, the Bank exceeded all of its regulatory capital requirements and was categorized as well capitalized. Management is not aware of any conditions or events since the most recent notification that would change our category.

BV FINANCIAL, INC. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Company is a smaller reporting company.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) as of March 31, 2026. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective.

During the quarter ended March 31, 2026, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

BV FINANCIAL, INC. AND SUBSIDIARIES

Part II – Other Information

Item 1. Legal Proceedings

The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed under the heading "Risk Factors" contained in the Annual Report on Form 10-K for the year ended December 31, 2025. The Company's evaluation of the risk factors applicable to it has not changed materially from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 17, 2025, the Company announced that it had adopted a stock repurchase program for up to 10% of the Company's outstanding shares of common stock (approximately 953,609 shares). The program has a scheduled expiration date of June 30, 2026.

The following table provides information on repurchases by the Company of its common stock under the Company’s Board approved program during the quarter ended March 31, 2026.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
At December 31, 2025	-	-	-	237,427
January 1 - 31, 2026	19,307	18.40	19,307	218,120
February 1 - 28, 2026	29,785	19.46	29,785	188,335
March 1 - 31, 2026	52,984	18.98	52,984	135,351
Total	102,076	$19.01	102,076

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

BV FINANCIAL, INC. AND SUBSIDIARIES

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation of BV Financial, Inc. (1)

3.2	Amended and Restated Bylaws of BV Financial, Inc. (2)
10.1	Separation, Consulting and Release Agreement, dated January 22, 2026, by and among David M. Flair, BayVanguard Bank and BV Financial, Inc. (3)
31.1 31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials for the quarter ended March 31, 2026, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

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
(3)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (Commission File No. 001-41764), filed on January 23, 2026.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BV FINANCIAL, INC.

Date: May 11, 2026	/s/ Timothy L. Prindle
Timothy L. Prindle President and Chief Executive Officer
Date: May 11, 2026	/s/ Michael J. Dee
Michael J. Dee
Executive Vice President and Chief Financial Officer