Form 10-Q
period 2026-06-30
BV Financial, Inc.
filed 2026-08-12
CIK 1302387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2026
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

As of August 7, 2026, the registrant had 8,470,604 shares of common stock outstanding.

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
(dollars in thousands, except per share amounts)	(unaudited)

Assets
Cash	$8,664	$5,616
Interest-bearing deposits in other banks	60,238	50,089
Cash and cash equivalents	68,902	55,705
Equity investment	405	404
Securities available for sale	32,218	33,226
Securities held to maturity (fair value of $5,083 and $5,102, ACL of $1 and $2)	5,647	5,736
Total loans	710,625	754,921
Allowance for credit losses	(6,214)	(6,437)
Net loans	704,411	748,484
Premises and equipment, net	12,223	12,493
Federal Home Loan Bank of Atlanta stock, at cost	661	2,324
Investment in life insurance	20,642	20,441
Accrued interest receivable	3,020	3,149
Goodwill	14,420	14,420
Intangible assets, net	561	651
Deferred tax assets, net	7,558	7,563
Other assets	7,288	7,617
Total assets	$877,956	$912,213
Liabilities and Stockholders' Equity
Liabilities
Noninterest-bearing deposits	$138,384	$138,360
Interest-bearing deposits	537,506	537,734
Total deposits	675,890	676,094
FHLB borrowings	—	35,000
Other liabilities	18,865	17,315
Total liabilities	694,755	728,409
Stockholders' equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding.	—	—
Common stock, $0.01 par value; 45,000,000 shares authorized at June 30, 2026 and December 31, 2025; 8,520,245 shares issued and outstanding as of June 30, 2026 and 8,852,813 issued and outstanding as of December 31, 2025	85	88
Paid-in capital	63,629	68,834
Retained earnings	127,543	122,990
Unearned common stock held by employee stock ownership plan	(6,879)	(6,978)
Accumulated other comprehensive loss	(1,177)	(1,130)
Total stockholders' equity	183,201	183,804
Total liabilities and stockholders' equity	$877,956	$912,213

See notes to consolidated financial statements. 1

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(dollars in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
Interest Income	2026	2025	2026	2025
Loans, including fees	$11,165	$11,334	$22,308	$22,075
Investment securities available for sale	282	324	571	674
Investment securities held to maturity	45	46	90	93
Other interest income	713	562	1,318	1,305
Total interest income	12,205	12,266	24,287	24,147
Interest Expense
Interest on deposits	2,771	2,622	5,423	5,223
Interest on FHLB borrowings	(104)	23	215	194
Interest on subordinated debentures	—	465	—	931
Total interest expense	2,667	3,110	5,638	6,348
Net interest income	9,538	9,156	18,649	17,799
(Recovery of) provision for credit losses	(216)	178	(227)	475
Net interest income after provision for credit losses	9,754	8,978	18,876	17,324
Noninterest Income
Service fees on deposits	105	112	215	216
Fees from debit cards	182	177	346	341
Income from investment in life insurance	116	114	202	201
(Loss) on sale of fixed assets	(135)	—	(135)	—
Other income	199	311	367	485
Total noninterest income	467	714	995	1,243
Noninterest Expense
Compensation and related benefits	3,512	4,018	9,292	8,542
Occupancy	476	379	932	823
Data processing	437	395	836	792
Advertising	19	3	33	9
Professional fees	315	249	551	479
Equipment	89	94	178	185
Foreclosed real estate and holding costs	—	—	(5)	2
Amortization of intangible assets	45	45	90	90
FDIC insurance premiums	87	84	172	165
Other	510	488	1,009	845
Total noninterest expense	5,490	5,755	13,088	11,932
Net income before tax	4,731	3,937	6,783	6,635
Income tax expense	1,269	1,076	2,230	1,675
Net income	$3,462	$2,861	$4,553	$4,960
Basic earnings per share	$0.43	$0.29	$0.56	$0.50
Diluted earnings per share	$0.42	$0.29	$0.55	$0.50

See notes to consolidated financial statements. 2

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Net income	$3,462	$2,861	$4,553	$4,960

Other comprehensive income
Unrealized (loss) gain on securities available for sale	(16)	103	(65)	370
Income tax expense (benefit) relating to securities available for sale	5	(28)	18	(101)
Other comprehensive (loss) income	(11)	75	(47)	269

Total comprehensive income	$3,451	$2,936	$4,506	$5,229

See notes to consolidated financial statements. 3

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(unaudited)

For the Three Months Ended June 30, 2026 and 2025

(dollars in thousands)	Common stock	Paid-in capital	Unearned common stock held by ESOP	Retained earnings	Accumulated other comprehensive loss	Total

Balance, March 31, 2026	$87	$67,564	$(6,929)	$124,081	$(1,166)	$183,637
Net income	—	—	—	3,462	—	3,462
Other comprehensive income (loss)
(net of tax of $5)	—	—	—	—	(11)	(11)
Stock compensation	—	699	—	—	—	699
Repurchased shares to authorized and unissued	(2)	(4,634)	—	—	—	(4,636)
Employee Stock Ownership Plan ("ESOP") shares committed to be released	—	—	50	—	—	50

Balance, June 30, 2026	$85	$63,629	$(6,879)	$127,543	$(1,177)	$183,201

(dollars in thousands)	Common stock	Paid-in capital	Unearned common stock held by ESOP	Retained earnings	Accumulated other comprehensive loss	Total

Balance, March 31, 2025	$106	$94,915	$(7,115)	$111,594	$(1,427)	$198,073
Net income	—	—	—	2,861	—	2,861
Other comprehensive income
(net of tax of ($28))	—	—	—	—	75	75
Stock compensation	—	1,220	—	—	—	1,220
Repurchased shares to authorized and unissued	(3)	(4,281)	—	—	—	(4,284)
ESOP shares committed to be released	—	—	46	—	—	46

Balance, June 30, 2025	$103	$91,854	$(7,069)	$114,455	$(1,352)	$197,991

See notes to consolidated financial statements. 4

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(unaudited)

For the Six Months Ended June 30, 2026 and 2025

(dollars in thousands)	Common stock	Paid-in capital	Unearned common stock held by ESOP	Retained earnings	Accumulated other comprehensive loss	Total

Balance, December 31, 2025	$88	$68,834	$(6,978)	$122,990	$(1,130)	$183,804
Net income	—	—	—	4,553	—	4,553
Other comprehensive income (loss)
(net of tax of $18)	—	—	—	—	(47)	(47)
Stock compensation		1,390	—	—	—	1,390
Repurchased shares to authorized and unissued	(3)	(6,595)	—	—	—	(6,598)
Employee Stock Ownership Plan ("ESOP") shares committed to be released	—	—	99	—	—	99

Balance, June 30, 2026	$85	$63,629	$(6,879)	$127,543	$(1,177)	$183,201

(dollars in thousands)	Common stock	Paid-in capital	Unearned common stock held by ESOP	Retained earnings	Accumulated other comprehensive loss	Total

Balance, December 31, 2024	$106	$94,679	$(7,160)	$109,495	$(1,621)	$195,499
Net income	—	—	—	4,960	—	4,960
Other comprehensive income
(net of tax of ($101))	—	—	—	—	269	269
Stock compensation	—	2,437	—	—	—	2,437
Repurchased shares to authorized and unissued	(3)	(5,262)	—	—	—	(5,265)
ESOP shares committed to be released	—	—	91	—	—	91

Balance, June 30, 2025	$103	$91,854	$(7,069)	$114,455	$(1,352)	$197,991

See notes to consolidated financial statements. 5

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2026	2025
Cash flows from operating activities
Net income	$4,553	$4,960
Adjustments to reconcile net income to net cash provided by operating activities
Net amortization (accretion) of discounts and premiums	26	(315)
(Recovery) provision of credit losses	(227)	475
Proceeds received on foreclosed real estate	—	2
Accretion of deferred loan fees/costs	3	(59)
Amortization of intangible assets	90	90
Amortization of debt issuance costs	—	78
Depreciation of premises and equipment	387	398
Deferred tax expense (benefit)	23	(512)
Increase in cash surrender value of life insurance	(202)	(201)
Stock-based compensation expense	1,390	2,437
ESOP compensation expense	99	91
Decrease in accrued interest and other assets	459	228
Increase in other liabilities	1,519	1,536
Net cash provided by operating activities	8,120	9,208
Cash flows from investing activities
(Increase) decrease in equity trading account	(1)	15
Proceeds from maturities and principal payments of investment securities available for sale	12,667	9,683
Purchases of investment securities available for sale	(11,750)	(7,225)
Proceeds from maturities and principal payments of investment securities held to maturity	90	148
Decrease (increase) in loans	44,327	(13,495)
Purchase of premises and equipment	(117)	(356)
Proceeds from sale of Federal Home Loan Bank of Atlanta stock	1,663	1,014
Purchase of Federal Home Loan Bank of Atlanta stock	—	(304)
Net cash provided by (used in) investing activities	46,879	(10,520)
Cash flows provided from financing activities
Net (decrease) increase in deposits	(204)	7,400
Advances from the Federal Home Loan Bank of Atlanta	—	6,000
Repayment of advances from the Federal Home Loan Bank of Atlanta	(35,000)	(21,000)
Repurchase of shares	(6,598)	(5,265)
Net cash used in financing activities	(41,802)	(12,865)
Net increase in cash and cash equivalents	13,197	(14,177)
Cash and cash equivalents at beginning of period	55,705	70,500
Cash and cash equivalents at end of period	$68,902	$56,323
Supplementary cash flows information
Interest paid	$5,430	$6,049
Income taxes paid	$2,037	$1,368
Supplementary noncash transactions

Noncash investing and financing activities:
Net change on equity investments	$—	$—
Net change on available for sale securities	65	(243)
Net change on loans	—	(98)
Deferred tax assets	(18)	102
Net change in adjusted other comprehensive income	(47)	269

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

Business

BV Financial was organized as a federal corporation and savings and loan holding company in January 2005 as part of the mutual holding company reorganization of Bay-Vanguard Federal Savings Bank. In February 2019, the Company became a Maryland-chartered corporation and a bank holding company and BayVanguard Federal Savings Bank changed its charter to a Maryland state savings bank with the new name of BayVanguard Bank (the "Bank").

On January 19, 2023, BayVanguard, M.H.C, Inc., the then mutual holding company of the Company and the Bank (the “MHC”), adopted a Plan of Conversion and Reorganization pursuant to which the MHC reorganized from the two-tier mutual holding company structure to the fully-public stock holding company structure (the “Conversion”). The Conversion was consummated on July 31, 2023 on which date the MHC ceased to exist. As part of the Conversion, the Company sold 9,798,980 shares of its common stock at a price of $10.00 per share. Each outstanding share of Company common stock owned by the public stockholders of the Company was converted into new shares of Company common stock based on an exchange ratio of 1.5309-to-1. The Company had 11,375,803 shares of Company common stock outstanding as a result of the Conversion.

The Company is a registered bank holding company subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).

The Bank is headquartered in Baltimore, Maryland and is a full-service community-oriented financial institution dedicated to serving the banking needs of consumers and businesses. The Bank is engaged primarily in the business of attracting deposits from the general public and using such funds to originate one- to- four family real estate, construction, multi-family, commercial real estate, farm, marine loans, commercial and consumer loans.

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

Securities

The Company classifies investment securities as held to maturity ("HTM") or available for sale ("AFS"). Debt securities that the Company has the positive intent and ability to hold to maturity are classified as HTM and are reported at amortized cost (including amortization of premiums or accretion of discounts). Net unrealized gains and losses for debt securities classified as AFS are recognized as increases or decreases in other comprehensive income or loss, net of taxes, and excluded from the determination of net income.

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

When the fair value of an AFS debt security has declined below its amortized cost basis, the Company is required to assess whether the decline is from a credit loss or other factors. For any individual security, an analysis is performed on the individual security using the latest available information to determine if the decline in fair value is attributable to a credit loss. If such determination is made, the Company would record an allowance for credit loss ("ACL") for the debt instrument. We recognized no credit losses on AFS securities during the three or six months ended June 30, 2026 and June 30, 2025.

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

The ACL for HTM securities is computed using bond global default rates tracked by S&P with a loss given default of 45%. Accrued interest receivable on the HTM debt securities excluded from this analysis totaled $42,000 at June 30, 2026. At June 30, 2026 and 2025, the ACL for HTM securities was $1,000 and $2,651, respectively.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank System to hold stock of its district Federal Home Loan Bank (the "FHLB") in an amount determined by both asset size and borrowings from the FHLB. Purchases and sales of stock are made directly with the FHLB at par value.

The Bank held $661,000 and $2.3 million of FHLB restricted stock at June 30, 2026 and December 31, 2025, respectively.

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

Loans Receivable

Loans receivable are stated at unpaid principal balances, adjusted for premiums and discounts on loans purchased, the undisbursed portion of loans in process, net deferred loan origination fees and costs, fair value adjustments on loans acquired in a merger, and the ACL. Interest income is accrued on the unpaid principal balance. Loan origination fees and costs are deferred and recognized as an adjustment to the yield of the related loans. The Company is amortizing these amounts over the contractual life of the loan using the interest method. For purchased loans, the related premium or discount is recognized over the contractual life of the purchased loan and is included as part of interest income. The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Interest received on non-accrual loans generally is either applied against principal or reported as interest income, according to management's judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

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

The ACL includes quantitative estimates of losses for collectively and individually evaluated loans. The quantitative estimate for collectively evaluated loans (other than investor commercial real estate loans) is determined using the average charge-off method that utilizes historical losses for all Maryland banks with assets less than $1 billion beginning in March 2000. The loss history is updated through the most recent quarter-end prior to the reporting period. The investor commercial real estate portfolio utilizes the national loss history for banks with assets less than $1 billion over the same time period. Investor commercial real estate loans are made nationwide, therefore, management deems it appropriate to utilize national loss rates when evaluating this portfolio. Adjustments are made to the historical loss factors under each scenario for economic conditions, portfolio concentrations, collateral values, the level and trend of delinquent and non-accrual loans and internal changes in staffing, loan policies and monitoring of the portfolio. Loans are selected for individual evaluation primarily based on their payment status and whether the loan has been placed on non-accrual status. Loans on non-accrual status include all loans greater than 90 days delinquent and other loans with sufficient weaknesses identified by management to place these loans on non-accrual status.

The ACL is measured on a collective basis when similar risk factors exist as determined by internal loan coding and assignment to a portfolio segment.

The Company utilizes reasonable and supportable forecasts of future economic conditions when estimating the ACL on loans. The model's calculation uses an adjustment for a 12-month forecast period utilizing the most recent 12-month economic forecast from the Federal Reserve Board for national gross domestic product ("GDP") and the unemployment rate. The model compares the average history of loss rates described above to the forecasted GDP and unemployment rate to determine the necessity and amount of any forward looking adjustment.

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

BV FINANCIAL, INC. AND SUBSIDIARIES

The calculation of ACL excludes accrued interest receivable balances because these balances are reversed in a timely manner against previously recognized interest income when a loan is placed on non-accrual status.

Loan Commitments and Allowance for Credit Losses on Off-Balance Sheet Credit Exposure

The Company's off-balance sheet credit instruments primarily consist of unfunded commitments on existing loans. In the ordinary course of business, the Company enters into commitments to extend credit. Such financial instruments are recorded on the balance sheet when they are funded.

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

Foreclosed Real Estate

Foreclosed real estate and repossessed assets are composed of property acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. If the fair value of the asset, net of estimated selling costs, is less than the related loan balance at the time of acquisition, a charge against the ACL is recorded. After foreclosure, valuations are periodically performed by management and the assets are carried at the lower of cost or fair value less estimated costs to sell. Revenues and expenses from operations and changes in the valuation allowance are included in noninterest income and expenses.

Premises and Equipment

Land is stated at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed based on the straight-line method over the estimated useful lives of the respective assets. Expenditures for improvements are capitalized while costs for maintenance and repairs are expensed as incurred.

Leases

The Company determines if an arrangement is a lease at inception. All of the Company’s leases are currently classified as operating leases and are included in other assets and other liabilities on the Company’s Consolidated Balance Sheets. Periodic operating lease costs are recorded in occupancy expenses on the Company's Consolidated Statements of Income.

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

Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the appropriate period. Diluted earnings per share are computed by dividing net income by the weighted average shares outstanding as adjusted for the dilutive effect of stock options based on the treasury stock method. Unearned ESOP shares are removed from the weighted average number of shares in the calculations. As of June 30, 2026 and June 30, 2025, the Company had 886,846 and 931,579 outstanding stock options, respectively. Options with an exercise price greater than the average market price of the common shares are excluded from the calculation as their effect would be anti-dilutive. There were no anti-dilutive options outstanding for the three or six months ended June 30, 2026 or 2025.

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

BV FINANCIAL, INC. AND SUBSIDIARIES

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

Accounting Standards Updates

In November 2024, the Financial Accounting Standards Board ("FASB") issued 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). The purpose of this amendment is to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales and research and development). The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact these changes may have on our consolidated financial statements.

In November 2025, the FASB issued ASU 2025-08, Credit Losses (Topic 326): Purchased Loans. ASU 2025-08 requires that purchased seasoned loans be accounted for using the gross-up approach. The gross-up approach requires recognition of an ACL for the estimate of credit losses at the acquisition date. The ACL is recorded with an offsetting gross-up adjustment to the purchase price of the acquired financial asset. The standard is effective for fiscal years beginning after December 15, 2026 and for interim periods within those annual reporting periods. Early adoption is permitted. The Company is evaluating the date of adoption and the impact of the changes to its consolidated financial statements and existing disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. ASU 2025-11 clarifies interim disclosure requirements and provides a comprehensive list of interim disclosures that are required by GAAP. The ASU also includes a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The standard is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact of the changes to its consolidated financial statements and existing disclosures.

BV FINANCIAL, INC. AND SUBSIDIARIES

Note 2 - Securities

AFS securities at June 30, 2026 and December 31, 2025 consisted of the following:

	June 30, 2026
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Available for sale
Agencies	$275	$—	$—	$275
Corporate securities	2,233	3	116	2,120
Mortgage-backed securities	24,462	11	1,518	22,955
Treasuries	6,872	—	4	6,868
Total	$33,842	$14	$1,638	$32,218

	December 31, 2025
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Available for sale
Agencies	$404	$—	$—	$404
Corporate securities	1,482	—	121	1,361
Mortgage-backed securities	20,570	19	1,473	19,116
Treasuries	12,329	16	—	12,345
Total	$34,785	$35	$1,594	$33,226

BV FINANCIAL, INC. AND SUBSIDIARIES

HTM securities at June 30, 2026 and December 31, 2025 consisted of the following:

	June 30, 2026
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Held to maturity
Corporate securities(1)	$3,199	$—	$120	$3,079
Mortgage-backed securities	2,448	2	446	2,004
Total	$5,647	$2	$566	$5,083

	December 31, 2025
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Held to maturity
Corporate securities(1)	$3,198	$—	$200	$2,998
Mortgage-backed securities	2,538	4	438	2,104
Total	$5,736	$4	$638	$5,102

(1) Amount is net of Current Expected Credit Loss ("CECL") credit reserve of $1,000 at June 30, 2026 and $2,000 at December 31, 2025.

The Company pledged securities with an amortized cost of $27.6 million and a fair value of $25.8 million at June 30, 2026 to secure deposits from municipalities. At December 31, 2025, the Company pledged securities with an amortized cost of $32.1 million and a fair value of $30.3 million to secure deposits from municipalities. The amortized cost and fair value of securities as of June 30, 2026 and December 31, 2025, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without prepayment penalties.

	June 30, 2026
	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	cost	value	cost	value

Maturing
Due under one year	$21,468	$21,433	$3,329	$3,211
Due after one year through five years	2,269	2,155	70	67
Due after five years through ten years	590	556	254	243
Due after ten years	9,515	8,074	1,994	1,562
Total	$33,842	$32,218	$5,647	$5,083

All mortgage-backed securities are guaranteed by Freddie Mac, Fannie Mae or Ginnie Mae.

BV FINANCIAL, INC. AND SUBSIDIARIES

Investment securities with unrealized losses for continuous periods of less than 12 months and 12 months or longer are as follows:

	Less than 12 months		12 months or longer		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
June 30, 2026	losses	value	losses	value	losses	value
(dollars in thousands)
Available for sale
Corporate securities	$8	$492	$108	$875	$116	$1,367
Mortgage-backed securities	25	8,377	1,493	13,222	1,518	21,599
Treasuries	4	6,867	—	—	4	6,867
Total	$37	$15,736	$1,601	$14,097	$1,638	$29,833

Held to maturity
Corporate securities (1)	$—	$—	$120	$3,080	120	3,080
Mortgage-backed securities	1	52	444	1,778	446	1,830
Total	$1	$52	$564	$4,858	$566	$4,910

	Less than 12 months		12 months or longer		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
December 31, 2025	losses	value	losses	value	losses	value
(dollars in thousands)
Available for sale
Agency securities	$—	$—	$—	$—	$—	$—
Corporate securities	11	489	110	872	121	1,361
Mortgage-backed securities	1	564	1,472	14,076	1,473	14,640
Total	$12	$1,053	$1,582	$14,948	$1,594	$16,001

Held to maturity
Corporate securities (1)	$—	$—	$200	$2,998	$200	$2,998
Mortgage-backed securities	—	1	438	1,895	438	1,896
Total	$—	$1	$638	$4,893	$638	$4,894

(1) Fair value amount is net of CECL credit reserve of $1,000 at June 30, 2026 and $2,000 at December 31, 2025.

As of June 30, 2026 and December 31, 2025, the Company determined that for its available-for-sale debt securities in an unrealized loss position, it did not intend to sell nor was it more likely than not that it would be required to sell any security and that the decline in fair value was not due to credit factors, but due to changes in interest rates and other factors. Accordingly, at June 30, 2026 and December 31, 2025, the Company did not record an ACL for its AFS debt securities.

BV FINANCIAL, INC. AND SUBSIDIARIES

We monitor the credit quality of HTM debt securities through both internal analysis performed on a quarterly basis and credit ratings when available. The following table reflects the credit ratings for the HTM debt securities at June 30, 2026.

(dollars in thousands)	AAA	A-	BBB/BBB+	BBB-	Not Rated	Total

Corporate securities	$—	$500	$1,249	$700	$750	$3,199
Mortgage-backed securities	2,448	—	—	—	—	2,448
	$2,448	$500	$1,249	$700	$750	$5,647

The following table provides a breakdown of our HTM debt securities by year of origination at June 30, 2026.

(dollars in thousands)	Total	2026	2025	2024	2023	2022	Prior
Corporate securities	$3,199	$—	$—	$—	$—	$750	$2,449
Mortgage-backed securities	2,448	—	—	—	—	1,774	674
	$5,647	$—	$—	$—	$—	$2,524	$3,123

The following table is a roll forward of our ACL on HTM debt securities at June 30, 2026 and 2025.

(dollars in thousands)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Beginning balance	$1	$3	$2	$4
(Recovery) for credit losses	—	—	(1)	(1)
Ending Balance	$1	$3	$1	$3

BV FINANCIAL, INC. AND SUBSIDIARIES

Note 3 – Loans Receivable

Portfolio loans, net of deferred costs and fees, are summarized by type as follows at June 30, 2026 and December 31, 2025:

	Period Ended
	June 30, 2026		December 31, 2025
(dollars in thousands)	Amount	Percent	Amount	Percent
Real estate
One to four family - owner occupied	$164,069	23.09%	$163,964	21.72%
One to four family - non owner occupied	86,643	12.19%	94,511	12.52%
Commercial owner occupied	77,779	10.95%	79,730	10.56%
Commercial investor	311,057	43.79%	321,675	42.60%
Construction and land	23,844	3.36%	36,441	4.83%
Farm loans	8,077	1.14%	7,231	0.96%
Total real estate loans	671,469	94.50%	703,552	93.19%

Marine and other consumer loans	13,210	1.86%	14,914	1.98%
Guaranteed by U.S. Government	2,062	0.29%	2,175	0.29%
Commercial	23,884	3.36%	34,280	4.54%
Total consumer and commercial	39,156	5.50%	51,369	6.81%

Total loans	710,625	100.0%	754,921	100.0%
Allowance for credit losses	(6,214)		(6,437)
Total loans, net of deferred costs and fees	$704,411		$748,484

Net deferred loan origination fees at June 30, 2026 and December 31, 2025 totaled $2.2 million and $2.2 million, respectively.

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

Non-accrual loans as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026			December 31, 2025
	No	With an		No	With an
(dollars in thousands)	Allowance	Allowance	Total	Allowance	Allowance	Total
Real estate
One to four family - owner occupied	$1,229	$—	$1,229	$811	$—	$811
One to four family - non owner occupied	257	—	257	174	—	174
Commercial owner occupied	804	—	804	860	—	860
Commercial investor	372	—	372	—	—	—
Construction and land	—	—	—	26	—	26
Commercial			—	—	—	—
Farm loans	—	—	—	—	—	—
Total real estate loans	2,662	—	2,662	1,871	—	1,871

Marine and other consumer loans	371	—	371	10	—	10
Commercial	286	94	380	286	94	380
Total consumer and commercial loans	657	94	751	296	94	390

Total non-accrual loans	$3,319	$94	$3,413	$2,167	$94	$2,261

Loans can be current but classified as non-accrual due to customer operating results or payment history. All interest accrued but not collected from loans that are placed on non-accrual status or charged off is reversed against interest income. In accordance with the Company’s policy, such interest income is recognized on a cash basis or cost-recovery method, until qualifying for return to accrual status. Interest that would have been accrued under the terms of the non-accrual loans had such loans been performing according to their terms was approximately $170,000 for the six months ended June 30, 2026 and $453,000 for the six months ended June 30, 2025.

The Company considers a loan to be past due or delinquent when the terms of the contractual obligation are not met by the borrower. An analysis of days past due loans as of June 30, 2026 was as follows:

	June 30, 2026
	30 - 59	60 - 89	90+
	Days	Days	Days	Total	Current	Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Real estate
One to four family - owner occupied	$496	$773	$608	$1,877	$162,192	$164,069
One to four family - non owner occupied	116	—	116	232	86,411	86,643
Commercial owner occupied	1,020	—	292	1,312	76,467	77,779
Commercial investor	—	670	372	1,042	310,015	311,057
Construction and land	—	—	—	—	23,844	23,844
Farm loans	—	—	—	—	8,077	8,077
Total real estate loans	1,632	1,443	1,388	4,463	667,006	671,469

Marine and other consumer loans	37	45	371	453	12,757	13,210
Guaranteed by U.S. Government	—	—	—	—	2,062	2,062
Commercial	—	—	380	380	23,504	23,884
Total consumer and commercial loans	37	45	751	833	38,323	39,156

Total loans	$1,669	$1,488	$2,139	$5,296	$705,329	$710,625

BV FINANCIAL, INC. AND SUBSIDIARIES

An analysis of days past due loans as of December 31, 2025 was as follows:

	December 31, 2025
	30 - 59	60 - 89	90+
	Days	Days	Days	Total	Current	Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Real estate
One to four family - owner occupied	$4,700	$379	$787	$5,866	$158,098	$163,964
One to four family - non owner occupied	104	—	174	278	94,233	94,511
Commercial owner occupied	—	566	294	860	78,870	79,730
Commercial investor	—	—	—	—	321,675	321,675
Construction and land	—	—	26	26	36,415	36,441
Farm loans	—	—	—	—	7,231	7,231
Total real estate loans	4,804	945	1,281	7,030	696,522	703,552

Marine and other consumer loans	384	44	10	438	14,476	14,914
Guaranteed by U.S. Government	—	—	—	—	2,175	2,175
Commercial	—	—	380	380	33,900	34,280
Total consumer and commercial loans	384	44	390	818	50,551	51,369

Total loans	$5,188	$989	$1,671	$7,848	$747,073	$754,921

Allowance for Credit Losses

The following tables detail activity in the ACL at and for the three and six months ended June 30, 2026 and 2025. An allocation of the allowance to one category of loans does not prevent the Company from using that allowance to absorb losses in a different category.

Three months ended	June 30, 2026
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions (Recovery)	Ending Balance
Real estate
One to four family - owner occupied	$1,552	$—	$1	$(27)	$1,526
One to four family - non owner occupied	504	—	14	(87)	431
Commercial owner occupied	418	—	—	(2)	416
Commercial investor	2,923	—	—	(80)	2,843
Construction and land	104	—	—	(26)	78
Farm loans	17	—	—	54	71
Total real estate loans	5,518	—	15	(168)	5,365

Marine and other consumer loans	470	(6)	6	(33)	437
Guaranteed by U.S. Government	—	—	—	83	83
Commercial	411	—	—	(82)	329
Total consumer and commercial	881	(6)	6	(32)	849

Total loans	$6,399	$(6)	$21	$(200)	$6,214

BV FINANCIAL, INC. AND SUBSIDIARIES

Three months ended	June 30, 2025
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions (recovery)	Ending Balance
Real estate
One to four family - owner occupied	$1,647	$—	$13	$551	$2,211
One to four family - non owner occupied	617	—	14	36	667
Commercial owner occupied	495	—	—	—	495
Commercial investor	4,032	—	—	(299)	3,733
Construction and land	955	—	1	(88)	868
Farm loans	73	—	—	24	97
Total real estate loans	7,819	—	28	224	8,071

Marine and other consumer loans	396	—	1	(27)	370
Commercial	673	—	—	45	718
Total consumer and commercial	1,069	—	1	18	1,088

Total loans	$8,888	$—	$29	$242	$9,159

Six months ended	June 30, 2026
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions (recovery)	Ending Balance
Real estate
One to four family - owner occupied	$1,306	$—	$2	$218	$1,526
One to four family - non owner occupied	537	—	33	(139)	431
Commercial owner occupied	329	—	—	87	416
Commercial investor	3,060	—	—	(217)	2,843
Construction and land	328	—	—	(250)	78
Farm loans	23	—	—	48	71
Total real estate loans	5,583	—	35	(253)	5,365

Marine and other consumer loans	438	(9)	7	1	437
Guaranteed by U.S. Government	—	—	—	83	83
Commercial	416	—	—	(87)	329
Total consumer and commercial	854	(9)	7	(3)	849

Total loans	$6,437	$(9)	$42	$(256)	$6,214

Six months ended	June 30, 2025
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions (recovery)	Ending Balance
Real estate
One to four family - owner occupied	$1,858	$—	$16	$337	$2,211
One to four family - non owner occupied	742	—	30	(105)	667
Commercial owner occupied	511	—	—	(16)	495
Commercial investor	3,592	—	—	141	3,733
Construction and land	940	—	2	(74)	868
Farm loans	69	—	—	28	97
Total real estate loans	7,712	—	48	311	8,071

Marine and other consumer loans	399	(5)	1	(25)	370
Commercial	411	—	—	307	718
Total consumer and commercial	810	(5)	1	282	1,088

Total loans	$8,522	$(5)	$49	$593	$9,159

BV FINANCIAL, INC. AND SUBSIDIARIES

The following table summarizes the ACL provision activity for the three and six months ended June 30, 2026 and 2025.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Provision for (recovery of) credit losses - loans	$(200)	$242	$(256)	$593
Provision for (recovery of) allowance for securities - HTM	—	(1)	(1)	(1)
Provision for (recovery of ) allowance for credit losses - unfunded commitments	(16)	(63)	30	(117)
Provision for (recovery of) credit losses per the consolidated statements of income	$(216)	$178	$(227)	$475

BV FINANCIAL, INC. AND SUBSIDIARIES

Term Loans by Origination Year

(dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at June 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving	Total
One to four family - owner occupied
Pass	$14,422	$33,682	$18,038	$5,262	$7,387	$73,864	$10,519	$163,174
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	895	—	895
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One to four family - owner occupied	$14,422	$33,682	$18,038	$5,262	$7,387	$74,759	$10,519	$164,069
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

One to four family - non owner occupied
Pass	$3,675	$8,425	$3,646	$12,232	$24,804	$33,418	$—	$86,200
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	443	—	443
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One to four family - non owner occupied	$3,675	$8,425	$3,646	$12,232	$24,804	$33,861	$—	$86,643
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Commercial owner occupied
Pass	$4,294	$3,581	$4,032	$19,446	$10,179	$34,392	$—	$75,924
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,855	—	1,855
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial owner occupied	$4,294	$3,581	$4,032	$19,446	$10,179	$36,247	$—	$77,779
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Commercial investor
Pass	$5,795	$33,422	$47,826	$57,693	$74,237	$91,712	$—	$310,685
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	372	—	372
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial investor	$5,795	$33,422	$47,826	$57,693	$74,237	$92,084	$—	$311,057
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Construction and land
Pass	$1,240	$7,276	$13,990	$265	$419	$654	$—	$23,844
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Construction and land	$1,240	$7,276	$13,990	$265	$419	$654	$—	$23,844
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Farm loans
Pass	$1,301	$—	$1,804	$—	$294	$4,678	$—	$8,077
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Farm loans	$1,301	$—	$1,804	$—	$294	$4,678	$—	$8,077
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Marine and other consumer loans
Pass	$26	$731	$1,209	$2,320	$1,484	$7,078	$—	$12,848
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	362	—	362
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Marine and other consumer loans	$26	$731	$1,209	$2,320	$1,484	$7,440	$—	$13,210
Current Period Gross Write-off	$—	$—	$—	$—	$—	$6	$—	$6

Guaranteed by U.S. Government
Pass	$—	$—	$—	$—	$—	$2,062	$—	$2,062
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Guaranteed by U.S. Government	$—	$—	$—	$—	$—	$2,062	$—	$2,062
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$569	$12,137	$6,201	$186	$1,217	$3,194	$—	$23,504
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	380	—	—	380
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial	$569	$12,137	$6,201	$186	$1,597	$3,194	$—	$23,884
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

(dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at June 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving	Total
Total Loans
Pass	$31,322	$99,254	$96,746	$97,404	$120,021	$251,052	$10,519	$706,318
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	380	3,927	—	4,307
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total loans	$31,322	$99,254	$96,746	$97,404	$120,401	$254,979	$10,519	$710,625

BV FINANCIAL, INC. AND SUBSIDIARIES

Term Loans by Origination Year

(dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total
One to four family - owner occupied
Pass	$34,231	$23,919	$5,315	$7,503	$12,345	$68,285	$11,790	$163,388
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	329	247	—	576
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One to four family - owner occupied	$34,231	$23,919	$5,315	$7,503	$12,674	$68,532	$11,790	$163,964
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

One to four family - non owner occupied
Pass	$8,148	$4,737	$12,480	$26,808	$14,860	$27,113	$—	$94,146
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	365	—	365
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One to four family - non owner occupied	$8,148	$4,737	$12,480	$26,808	$14,860	$27,478	$—	$94,511
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Commercial owner occupied
Pass	$3,905	$4,100	$19,694	$10,299	$5,646	$34,164	$—	$77,808
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	294	1,628	—	1,922
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial owner occupied	$3,905	$4,100	$19,694	$10,299	$5,940	$35,792	$—	$79,730
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Commercial investor
Pass	$34,551	$34,460	$61,241	$80,765	$66,609	$44,049	$—	$321,675
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial investor	$34,551	$34,460	$61,241	$80,765	$66,609	$44,049	$—	$321,675
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Construction and land
Pass	$7,957	$26,805	$271	$348	$448	$586	$—	$36,415
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	26	—	26
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Construction and land	$7,957	$26,805	$271	$348	$448	$612	$—	$36,441
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Farm loans
Pass	$—	$311	$—	$300	$1,744	$4,876	$—	$7,231
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Farm loans	$—	$311	$—	$300	$1,744	$4,876	$—	$7,231
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Marine and other consumer loans
Pass	$883	$2,042	$2,408	$1,587	$4,698	$3,296	$—	$14,914
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Marine and other consumer loans	$883	$2,042	$2,408	$1,587	$4,698	$3,296	$—	$14,914
Current Period Gross Write-off	$—	$—	$—	$—	$—	$14	$—	$14

Guaranteed by U.S. Government
Pass	$—	$—	$—	$—	$—	$2,175	$—	$2,175
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Guaranteed by U.S. Government	$—	$—	$—	$—	$—	$2,175	$—	$2,175
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$12,267	$6,851	$138	$1,339	$4,726	$8,579	$—	$33,900
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	380	—	—	—	380
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial	$12,267	$6,851	$138	$1,719	$4,726	$8,579	$—	$34,280
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

(dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total
Total Loans
Pass	$101,942	$103,225	$101,547	$128,949	$111,076	$193,123	$11,790	$751,652
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	380	623	2,266	—	3,269
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total loans	$101,942	$103,225	$101,547	$129,329	$111,699	$195,389	$11,790	$754,921

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

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances in an amount deemed prudent by management to cover expected credit losses. General allowances represent loss allowances which have been established to cover expected credit losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, such that additional general or specific loss allowances may be required.

In connection with the filing of our periodic reports with the FDIC and in accordance with our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations.

Through our loan evaluation process, we have identified certain loans for which the primary source of loan repayment may no longer be a viable option. The Company is dependent on the liquidation of the collateral to provide funds for repayment of the loan. The following table shows the loans determined by management to be collateral dependent at June 30, 2026.

	Loan Balance	Estimated Collateral Values	Loan Balance	Estimated Collateral Values
(dollars in thousands)	Real Estate	Real Estate	Business\Other Assets	Business\Other Assets
One to four family - owner occupied	$1,229	$6,849	$—	$—
One to four family - non-owner occupied	257	655	—	—
Commercial owner occupied real estate	804	2,125	—	—
Commercial investor real estate	372	2,485	—	—
Commercial	380	786	—	122
Marine and other consumer	371	—	—	576
Total	$3,413	$12,900	$—	$698

The following table shows the loans determined by management to be collateral dependent at December 31, 2025.

		Estimated Collateral Values	Loan Balance Business/Other	Estimated Collateral Values
(dollars in thousands)	Real Estate	Real Estate	Business\Other Assets	Business\Other Assets
One to four family - owner occupied	$811	$4,535	$—	$—
One to four family - non-owner occupied	174	495	—	—
Commercial owner occupied real estate	860	2,250	—	—
Construction and land	26	625	—	—
Commercial	380	664	—	122
Marine and other consumer	10	—	—	50
Total	$2,261	$8,569	$—	$172

BV FINANCIAL, INC. AND SUBSIDIARIES

Borrowers experiencing financial difficulty ("BEFD") modifications included in the collateral dependent schedule above, as of June 30, 2026 were as follows:

(dollars in thousands)	Number of Loans	Amortized Cost
One to four family - owner occupied	9	$1,126
One to four family - non owner occupied	1	123
Commercial owner occupied	1	513
Commercial	—	—
Total BEFD modification loans	11	$1,762

Modifications on non-accrual	1	$513

There were no BEFD modifications past due as of June 30, 2026 or December 31, 2025.

The following tables details the amortized cost basis for loans modified to borrowers experiencing financial difficulty during the three and six months ended June 30, 2026.

	Three months ended June 30, 2026
(dollars in thousands)	Term Extensions	Payment Deferral and Term Extensions	Total	Percentage of Total Loans
Commercial owner occupied real estate	$513	—	513	0.07%
Total	$513	$—	$513	0.07%

	Six months ended June 30, 2026
(dollars in thousands)	Term Extensions	Payment Deferral and Term Extensions	Total	Percentage of Total Loans
One to four family - owner occupied	$82	$—	$82	0.01%
Commercial owner occupied real estate	513	—	513	0.07%
Total	$595	$—	$595	0.08%

The following tables details the amortized cost basis for loans modified to borrowers experiencing financial difficulty during the three and six months ended June 30, 2025.

	Three months ended June 30, 2025
(dollars in thousands)	Term Extensions	Payment Deferral and Term Extensions	Total	Percentage of Total Loans
One to four family - owner occupied	$101	$—	$101	0.01%
Total	$101	$—	$101	0.01%

	Six months ended June 30, 2025
(dollars in thousands)	Term Extensions	Payment Deferral and Term Extensions	Total	Percentage of Total Loans
One to four family - owner occupied	$101	$—	$101	0.01%
Commercial	650	—	650	0.09%
Total	$751	$—	$751	0.10%

BV FINANCIAL, INC. AND SUBSIDIARIES

Note 4 - Goodwill And Other Intangible Assets

Goodwill and other intangible assets are presented in the tables below.

(dollars in thousands)	As of June 30, 2026	As of December 31, 2025

Goodwill	$14,420	$14,420

	June 30, 2026			December 31, 2025
(dollars in thousands)	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net

Core deposit intangible	$1,868	$1,307	$561	$1,868	$1,217	$651

As of June 30, 2026 future estimated annual amortization expense is as follows:

Year ending	(dollars in thousands)

2026	$91
2027	180
2028	180
2029	71
2030	30
Thereafter	9
Total Estimated Amortization Expense	$561

Management performed its annual analysis of goodwill and core deposit intangibles during the third quarter of 2025 and concluded that there was no impairment at September 30, 2025. At June 30, 2026, management's analysis concluded that there were no changes in the Company's financial statements or operations subsequent to the annual analysis that would indicate that it was more likely than not that goodwill or core deposit intangible was impaired.

Note 5 – Foreclosed Real Estate

Foreclosed real estate assets are presented net of the valuation allowance. The Company considers foreclosed real estate as classified assets for regulatory and financial reporting. Foreclosed real estate carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related selling costs. The Company did not have any foreclosed real estate at June 30, 2026 and December 31, 2025.

The Company did not incur any foreclosed real estate expenses during the three months ended June 30, 2026 or June 30, 2025.

The Company had $46,000 and $294,000 in loans secured by residential real estate for which formal foreclosure proceedings were in process as of June 30, 2026 and December 31, 2025, respectively.

The table below shows the foreclosed real estate roll forward balance as of June 30, 2026.

(dollars in thousands)	June 30, 2026	December 31, 2025
Beginning of period balance	$—	$159
Principal payments	—	(185)
Gain on sale	—	26
End of period balance	$—	$—

BV FINANCIAL, INC. AND SUBSIDIARIES

Note 6 - Deposits

Deposits consisted of the following:

	June 30, 2026		December 31, 2025
(dollars in thousands)	Balance	Percentage	Balance	Percentage
Noninterest-bearing checking accounts	$138,384	20.47%	$138,360	20.46%
Interest-bearing checking accounts	69,324	10.26%	80,882	11.96%
Money market accounts	131,081	19.39%	123,264	18.23%
Savings accounts	127,754	18.90%	129,436	19.14%
Certificates of deposit	209,347	30.98%	204,152	30.21%
Total deposits	$675,890	100.00%	$676,094	100.00%

At June 30, 2026, and December 31, 2025, the Bank had an account relationship with a local government entity that comprised 2.4% and 2.8% of total deposits, respectively. The Company had $50.1 million and $50.3 million of brokered certificates of deposit at June 30, 2026 and December 31, 2025, respectively.

At June 30, 2026 and December 31, 2025, the Bank had $38.4 million and $35.7 million in certificates of deposits of $250,000 or more, respectively. Deposits in excess of $250,000 may not be insured by the FDIC.

At June 30, 2026 scheduled maturities of certificates of deposit are as follows:

(dollars in thousands)	June 30, 2026
Within one year	$72,111
Year 2	14,717
Year 3	59,321
Year 4	27,454
Year 5	35,744
Thereafter	—
Total certificates of deposit	$209,347

Note 7 - Borrowings

A summary of the Company’s borrowings at June 30, 2026 and December 31, 2025 are indicated as follows:

		June 30, 2026		December 31, 2025
(dollars in thousands)	Maturity	Balance	Rate	Balance	Rate

Federal Home Loan Bank Advance	2026	$—	—	$10,000	3.88%
Federal Home Loan Bank Advance	2027	—	—	10,000	3.53%
Federal Home Loan Bank Advance	2028	—	—	15,000	3.55%
Total Borrowings		—		35,000

Note 8 – Lease Commitments

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

BV FINANCIAL, INC. AND SUBSIDIARIES

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

The table below details the right of use asset (net of accumulated amortization), lease liability and other information related to the Company's operating leases:

	Consolidated Balance
(dollars in thousands)	Sheet Classification	June 30, 2026	December 31, 2025

Operating lease right of use asset	Other assets	$594	$709
Operating lease liabilities	Other liabilities	$633	$751

Other information related to leases:
Weighted average remaining lease term of operating leases		3.5 years	4.0 years
Weighted average discount rate of operating leases		4.75%	4.47%

The table below details the Company's lease cost, which is included in occupancy expense in the Consolidated Statements of Income.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2026	2025	2026	2025

Operating lease cost	$77	$74	$157	$145

Cash paid for lease liability	$61	$59	$121	$118

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

(dollars in thousands)	As of June 30, 2026
Lease payments due:
Within one year	$187
After one but within two years	90
After two but within three years	75
After three but within four years	75
After four but within five years	75
After five years	154
Total undiscounted lease payments	656
Less: imputed interest	23
Present value of operating lease liabilities	$633

Note 9 – Contingencies

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

BV FINANCIAL, INC. AND SUBSIDIARIES

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

					To be well
					capitalized under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
As of June 30, 2026	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Tier 1 Leverage ratio	$150,618	17.13%	$35,168	4.00%	$43,960	5.00%

Tier 1 capital (to risk-weighted assets)	$150,618	22.40%	$40,351	6.00%	$53,802	8.00%

Common Equity Tier 1 Capital Ratio (to risk-weighted assets)	$150,618	22.40%	$30,263	4.50%	$43,714	6.50%

Total Capital ratio (to risk-weighted assets)	$156,959	23.34%	$53,802	8.00%	$67,252	10.00%

					To be well capitalized under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
As of December 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Tier 1 Leverage ratio	$147,851	16.44%	$35,976	4.00%	$44,970	5.00%

Tier 1 capital (to risk-weighted assets)	$147,851	21.13%	$41,989	6.00%	$55,986	8.00%

Common Equity Tier 1 Capital Ratio (to risk-weighted assets)	$147,851	21.13%	$31,492	4.50%	$45,488	6.50%

Total Capital ratio (to risk-weighted assets)	$154,386	22.06%	$55,986	8.00%	$69,982	10.00%

Note 11 – Fair Value Measurements

The Company adopted Accounting Standards Codification ("ASC") Topic 820, “Fair Value Measurements” and ASC Topic 825, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides a framework for measuring and disclosing fair value under U.S. GAAP. ASC Topic 820 requires disclosures about the fair value of assets and liabilities recognized in the consolidated balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, AFS investment securities) or on a nonrecurring basis (for example, individually evaluated loans).

ASC Topic 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market

BV FINANCIAL, INC. AND SUBSIDIARIES

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

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s quarterly valuation process. Intra-quarter transfers in and out of level 3 assets and liabilities recorded at fair value on a recurring basis are disclosed. There were no such transfers during the three and six months ended June 30, 2026 and 2025.

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value:

Securities Available for Sale

AFS investment securities are recorded at fair value on a recurring basis. Standard inputs include quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, and money market funds. Level 2 securities include Treasury securities that are traded by dealers or brokers in active over-the-counter markets, agency and mortgage-backed securities issued by government sponsored entities (“GSEs”), municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

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

BV FINANCIAL, INC. AND SUBSIDIARIES

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets as of June 30, 2026 and December 31, 2025 measured at fair value on a recurring basis.

		Level 1	Level 2	Level 3
		Quoted prices	Significant	Significant
		in active	other	other
		markets for	observable	unobservable
As of June 30, 2026	Total	identical assets	inputs	inputs
	(dollars in thousands)
Securities available for sale
Agencies	$275	$—	$275	$—
Corporate securities	2,120	—	2,120	—
Mortgage-backed securities	22,955	—	22,955	—
Treasuries	6,868	—	6,868	—
	$32,218	$—	$32,218	$—

		Level 1	Level 2	Level 3
		Quoted prices	Significant	Significant
		in active	other	other
		markets for	observable	unobservable
As of December 31, 2025	Total	identical assets	inputs	inputs
	(dollars in thousands)
Securities available for sale
Agencies	$404	$—	$404	$—
Corporate securities	1,361	—	1,361	—
Mortgage-backed securities	19,116	—	19,116	—
Treasuries	12,345	—	12,345	—
	$33,226	$—	$33,226	$—

BV FINANCIAL, INC. AND SUBSIDIARIES

The Company may be required to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a non-recurring basis as of June 30, 2026 and December 31, 2025 were included in the tables below.

		Level 1	Level 2	Level 3
		Quoted prices	Significant	Significant
		in active	other	other
		markets for	observable	unobservable
As of June 30, 2026	Total	identical assets	inputs	inputs
(dollars in thousands)
Individually evaluated loans	$3,413	$—	$—	$3,413
Foreclosed real estate and repossessed assets	—	—	—	—
	$3,413	$—	$—	$3,413

		Level 1	Level 2	Level 3
		Quoted prices	Significant	Significant
		in active	other	other
		markets for	observable	unobservable
As of December 31, 2025	Total	identical assets	inputs	inputs
(dollars in thousands)
Individually evaluated loans	$2,261	$—	$—	$2,261
Foreclosed real estate and repossessed assets	—	—	—	—
	$2,261	$—	$—	$2,261

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

BV FINANCIAL, INC. AND SUBSIDIARIES

The Company’s estimated fair values of financial instruments are presented in the following table.

		June 30, 2026		December 31, 2025
	Fair value	Carrying	Fair	Carrying	Fair
(dollars in thousands)	hierarchy	amount	value	amount	value

Financial assets
Cash and cash equivalents	Level 1	$68,902	$68,902	$55,705	$55,705
Equity investment	Level 1	405	405	404	404
Securities held to maturity	Level 2	5,647	5,083	5,736	5,102
Securities available for sale	Level 2	32,218	32,218	33,226	33,226
Federal Home Loan Bank of Atlanta stock	Level 2	661	661	2,324	2,324
Loans receivable	Level 3	704,411	699,143	748,484	747,337
Accrued interest receivable	Level 2	3,020	3,020	3,149	3,149

Financial liabilities
Deposits with maturities	Level 3	$209,347	$208,159	$204,152	$204,873
FHLB Borrowings	Level 2	—	—	35,000	35,000
Accrued interest payable	Level 2	641	641	432	432

Note 13 – Earnings Per Share

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

For the three and six months ended June 30, 2026, and 2025, there were no stock options which were excluded from the calculation as their effect would be anti-dilutive. Options with an exercise price greater than the average market price of the common shares are excluded from the calculation as their effect would be anti-dilutive. Basic and diluted earnings per share have been computed based on weighted-average common and common equivalent shares outstanding as follows:

	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2026		2025		2026		2025
(Amounts in thousands, except per share data)	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net income	$3,462	$3,462	$2,861	$2,861	$4,553	$4,553	$4,960	$4,960
Weighted average common shares outstanding	8,013	8,013	9,859	9,859	8,077	8,077	9,878	9,878
Dilutive securities
Stock options	—	240	—	55	—	223	—	75
Adjusted weighted average shares outstanding	8,013	8,253	9,859	9,914	8,077	8,300	9,878	9,953
Earnings per share amount	$0.43	$0.42	$0.29	$0.29	$0.56	$0.55	$0.50	$0.50

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

BV FINANCIAL, INC. AND SUBSIDIARIES

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025

Current expense
Federal	$1,059	$987	$1,657	$1,516
State	359	437	550	671
Total current expense	1,418	1,424	2,207	2,187
Deferred expense	(149)	(348)	23	(512)
Income tax expense	$1,269	$1,076	$2,230	$1,675

Note 15 – Segment Reporting

The Company operates a single reportable business segment that is comprised of commercial banking. The Company’s CEO is deemed the Chief Operating Decision Maker (the “CODM”). The CODM evaluates the financial performance of the Company by evaluating revenue streams, significant expenses, and budget to actual results in assessing the Company’s single reporting segment and in the determination of allocating resources. The CODM uses consolidated net income to benchmark the Company against peers and to evaluate performance and allocate resources. Significant revenue and expense categories evaluated by the CODM are consistent with the presentation of the Consolidated Statement of Income.

Note 16 – Subsequent Events

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “contemplate,” “continue,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to:

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
•
changes in the level and direction of loan delinquencies and charge-offs and changes in estimates of the adequacy of the ACL;
•
changes in the economic assumptions and methodology used to calculate the ACL;
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
•
the imposition of tariffs or other domestic or international governmental policies, trade restrictions and retaliatory measures impacting our borrowers and the broader economy;
•
the impact of a potential government shutdown;
•
the current or anticipated impact of military conflict, terrorism or other geopolitical events;
•
changes in the quality or composition of our loan or investment portfolios;
•
technological changes that may be more difficult or expensive than expected;
•
risks associated with cybersecurity threats, data breaches, ransomware attacks, or other failures in our operational or security systems and infrastructure, including the risks arising from our dependence on third-party service providers and vendors;
•
the failure to maintain current technologies and/or successfully implement future information technology enhancements and the operational risks associated with the adoption of artificial intelligence and other emerging technologies;
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
•
our ability to attract and retain key employees;
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

Allowance for Credit Losses

The ACL is an estimate of the expected credit losses for loans held for investment and for off-balance sheet exposures. ASC 326, "Financial Instruments-Credit Losses," requires an immediate recognition of the credit losses expected to occur over the lifetime of a financial asset whether originated or purchased. Charge-offs are recorded to the ACL when management believes a loan is uncollectible. Subsequent recoveries, if any, are credited to the ACL. Management believes the ACL is maintained in accordance with GAAP and in compliance with appropriate regulatory guidelines. The ACL includes

BV FINANCIAL, INC. AND SUBSIDIARIES

quantitative estimates of losses for collectively and individually evaluated loans. The quantitative estimate for collectively evaluated loans (other than investor commercial real estate loans) is determined using the average charge-off method that utilizes historical losses for all Maryland banks with assets less than $1 billion beginning in March 2000. The investor commercial real estate portfolio utilizes the national loss history for banks with assets less than $1 billion over the same time period. Investor commercial real estate loans are made nationwide, therefore, management deems it appropriate to utilize national loss rates when evaluating this portfolio. Adjustments are made to the historical loss factors under each scenario for economic conditions, portfolio concentrations, collateral values, the level and trend of delinquent and non-accrual loans and internal changes in staffing, loan policies and monitoring of the portfolio. Loans are selected for individual evaluation primarily based on their payment status and whether the loan has been placed on non-accrual status. Loans on non-accrual status include all loans greater than 90 days delinquent and other loans with weaknesses sufficient for management to place these loans on non-accrual status. The ACL is measured on a collective basis when similar risk factors exist as determined by internal loan coding and assignment to a portfolio segment. The Company utilizes reasonable and supportable forecasts of future economic conditions when estimating the ACL on loans. The model's calculation uses an adjustment for a 12-month forecast period utilizing the most recent 12-month economic forecast from the Federal Reserve Board for national gross domestic product ("GDP") and the national unemployment rate. The model compares the average history of loss rates described above to the forecasted GDP and unemployment to determine the necessity and amount of any forward-looking adjustment. The establishment of the ACL is significantly affected by management's judgment and by economic and other uncertainties, and different amounts may be reported under different conditions or assumptions. The Federal Deposit Insurance Corporation and the Maryland Office of the Commissioner of Financial Regulation, as an integral part of their examination process, periodically review the ACL for reasonableness and, as a result of such reviews, we may be required to increase our ACL or recognize loan charge-offs. The calculation of ACL excludes accrued interest receivable balances because these balances are reversed in a timely manner against previously recognized interest income when a loan is placed on non-accrual.

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

Deferred Income Taxes

At June 30, 2026, we had a net deferred tax asset totaling $7.6 million. In accordance with ASC Topic 740 “Income Taxes,” we use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If currently available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting deferred tax assets and liabilities. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets are subjective and are reviewed on a regular basis as regulatory, economic or business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance that results in additional income tax expense in the period in which it is recognized would negatively affect income. Management believes, based upon current

BV FINANCIAL, INC. AND SUBSIDIARIES

facts, that it is more likely than not that there will be sufficient taxable income in future years to realize its federal and state deferred tax asset.

BV FINANCIAL, INC. AND SUBSIDIARIES

Comparison of Financial Condition at June 30, 2026 (unaudited) and December 31, 2025

Assets. Total assets were $877.9 million at June 30, 2026, a decrease of $34.3 million, or 3.8%, from $912.2 million at December 31, 2025. The decrease was due primarily to the decrease of $44.3 million in loans, partially offset by an increase of $13.2 million in cash and cash equivalents.

Cash and Cash Equivalents. Cash and cash equivalents increased $13.2 million, or 23.8%, to $68.9 million at June 30, 2026 from $55.7 million at December 31, 2025. The increase in cash was primarily a result of the pay-downs in loans.

Loans. Loans receivable decreased $44.3 million, or 5.9%, to $710.6 million at June 30, 2026 from $754.9 million at December 31, 2025. Real estate loans decreased $32.1 million while consumer and commercial loans decreased $12.2 million.

Allowance for Credit Losses. The allowance for credit losses – loans decreased $223,000 to $6.2 million at June 30, 2026 compared to $6.4 million at December 31, 2025. The ratio of our allowance for credit losses to total loans was 0.87% at June 30, 2026 compared to 0.85% at December 31, 2025, while the allowance for credit losses to non-performing loans was 182.1% at June 30, 2026 compared to 284.7% at December 31, 2025.

Securities. Securities available for sale decreased by $1.0 million, or 3.0%, from December 31, 2025 as paydowns and maturities were not fully replaced with new purchases. The held-to-maturity portfolio experienced a slight decrease due to paydowns.

Liabilities. Total liabilities decreased $33.7 million, or 4.6%, to $694.8 million at June 30, 2026 from $728.4 million at December 31, 2025. The decrease was due primarily to the decrease in FHLB borrowings of $35.0 million. The Company had no advances outstanding at June 30, 2026.

Deposits. Total deposits decreased $204,000, or 0.03% to $675.9 million at June 30, 2026 from $676.1 million at December 31, 2025. Interest-bearing deposits decreased $228,000, or 0.04%, to $537.5 million at June 30, 2026 from $537.7 million at December 31, 2025, while noninterest bearing deposits remained unchanged at $138.4 million.

Stockholders’ Equity. Stockholders’ equity decreased $603,000, or 0.3%, to $183.2 million at June 30, 2026 from $183.8 million at December 31, 2025 primarily due to stock repurchases offset by net income.

BV FINANCIAL, INC. AND SUBSIDIARIES

Comparison of Operating Results for the Three Months Ended June 30, 2026 and 2025

Average Balances and Yields. The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Non-accrual loans are included in the computation of average balances only. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Average balances exclude loans held for sale, if applicable. Net deferred loan origination fees totaled $2.2 million and $2.3 million at June 30, 2026 and 2025, respectively.

	For the Three Months Ended June 30,
	2026			2025
(dollars in thousands)	Average Outstanding Balance	Interest	Average Yield/Rate(1)	Average Outstanding Balance	Interest	Average Yield/Rate(1)
	(Unaudited)
Interest-earning assets:
Loans	$721,303	$11,165	6.21%	$752,181	$11,334	6.04%
Securities available-for-sale	32,614	282	3.47%	34,770	324	3.74%
Securities held-to-maturity	7,396	45	2.44%	6,624	46	2.79%
Cash, cash equivalents and other interest-earning assets	73,450	713	3.92%	49,450	562	4.60%
Total interest-earning assets	834,763	12,205	5.86%	843,025	12,266	5.84%
Noninterest-earning assets	65,598			64,324
Total assets	$900,361			$907,349

Interest-bearing liabilities:
Interest-bearing demand deposits	$70,143	153	0.87%	$76,698	159	0.83%
Savings deposits	115,314	145	0.50%	120,584	106	0.35%
Money market deposits	130,067	744	2.29%	125,686	766	2.44%
Certificates of deposit	221,400	1,729	3.13%	197,488	1,591	3.23%
Total interest-bearing deposits	536,924	2,771	2.07%	520,456	2,622	2.02%
Federal Home Loan Bank advances	22,418	(104)	(1.86)%	1,978	23	4.66%
Subordinated debentures	—	—	—	34,945	465	5.34%
Total borrowings	22,418	(104)	(1.86)%	36,923	488	5.30%
Total interest-bearing liabilities	559,342	2,667	1.91%	557,379	3,110	2.24%
Noninterest-bearing demand deposits	139,862			134,841
Other noninterest-bearing liabilities	18,063			16,930
Total liabilities	717,267			709,150
Equity	183,094			198,199
Total liabilities and equity	$900,361			$907,349
Net interest income		$9,538			$9,156
Net interest rate spread(2)			3.95%			3.60%
Net interest-earning assets(3)	$275,421			$285,646
Net interest margin(4)			4.58%			4.36%
Average interest-earning assets to interest-bearing liabilities	149.24%			151.25%

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

BV FINANCIAL, INC. AND SUBSIDIARIES

The following table sets forth the effects of changing rates and volumes on our net interest income for the three months ended June 30, 2026 and 2025. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by current rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated proportionately based on the changes due to rate and volume.

	For the three months ended June 30, 2026
	Interest Income Increase (Decrease) Due to
	(In thousands)
	Volume	Rate	Total
Interest income:
Loans receivable	$(478)	$309	$(169)

Investment securities AFS	(19)	(23)	(42)
Investment securities HTM	5	(6)	(1)
Total Investment securities	(14)	(29)	(43)

Equity Investments	—	—	—
Short-term investments and other
interest-earning assets	234	(83)	151
Total interest-earning assets	$(258)	$197	$(61)

Interest expense:
Deposits	$85	$64	$149

FHLB Borrowings	(95)	(32)	(127)
Subordinated Debentures	(465)	—	(465)
Total Borrowings	(560)	(32)	(592)
Total interest-bearing liabilities	(475)	32	(443)

Change in net interest income	$217	$165	$382

BV FINANCIAL, INC. AND SUBSIDIARIES

	For the six months ended June 30,
	2026			2025
(dollars in thousands)	Average Outstanding Balance	Interest	Average Yield/Rate(1)	Average Outstanding Balance	Interest	Average Yield/Rate(1)
	(Unaudited)
Interest-earning assets:
Loans	$730,542	$22,308	6.16%	$745,958	$22,075	5.97%
Securities available-for-sale	33,073	571	3.48%	35,821	674	3.79%
Securities held-to-maturity	7,716	90	2.35%	6,971	93	2.69%
Cash, cash equivalents and other interest-earning assets	69,357	1,318	3.85%	58,091	1,305	4.55%
Total interest-earning assets	840,688	24,287	5.83%	846,841	24,147	5.75%
Noninterest-earning assets	65,489			64,667
Total assets	$906,177			$911,508

Interest-bearing liabilities:
Interest-bearing demand deposits	$72,925	320	0.88%	$78,414	330	0.85%
Savings deposits	115,572	292	0.51%	121,516	206	0.34%
Money market deposits	127,407	1,428	2.26%	125,326	1,530	2.46%
Certificates of deposit	220,277	3,383	3.10%	196,440	3,157	3.24%
Total interest-bearing deposits	536,181	5,423	2.04%	521,696	5,223	2.02%
Federal Home Loan Bank advances	28,674	215	1.51%	8,453	194	4.63%
Subordinated debentures	—	—	—	34,925	931	5.38%
Total borrowings	28,674	215	1.51%	43,378	1,125	5.23%
Total interest-bearing liabilities	564,855	5,638	2.01%	565,074	6,348	2.27%
Noninterest-bearing demand deposits	139,835			133,419
Other noninterest-bearing liabilities	18,353			15,940
Total liabilities	723,043			714,433
Equity	183,134			197,075
Total liabilities and equity	$906,177			$911,508
Net interest income		$18,649			$17,799
Net interest rate spread(2)			3.82%			3.48%
Net interest-earning assets(3)	$275,833			$281,767
Net interest margin(4)			4.47%			4.24%
Average interest-earning assets to interest-bearing liabilities	148.83%			149.86%

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

BV FINANCIAL, INC. AND SUBSIDIARIES

The following table sets forth the effects of changing rates and volumes on our net interest income for the six months ended June 30, 2026 and 2025. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by current rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated proportionately based on the changes due to rate and volume.

	For the six months ended June 30, 2026
	Interest Income Increase (Decrease) Due to
	(In thousands)
	Volume	Rate	Total
Interest income:
Loans receivable	$(471)	$704	$233

Investment securities AFS	(47)	(56)	(103)
Investment securities HTM	9	(12)	(3)
Total Investment securities	(38)	(68)	(106)

Equity Investments	—	(3)	(3)
Short-term investments and other
interest-earning assets	215	(199)	16
Total interest-earning assets	$(294)	$434	$140

Interest expense:
Deposits	$147	$54	$201

FHLB Borrowings	151	(130)	21
Subordinated Debentures	(931)	—	(931)
Total Borrowings	(780)	(130)	(910)
Total interest-bearing liabilities	(633)	(76)	(709)

Change in net interest income	$339	$510	$849

Net Income. Net income was $3.5 million, or $0.42 per diluted share, for the three months ended June 30, 2026 compared to $2.9 million, or $0.29 per diluted share, for the three months ended June 30, 2025. Net income was $4.6 million or $0.55 per diluted share for the six months ended June 30, 2026 compared to $5.0 million, or $0.50 per diluted share, for the six months ended June 30, 2025. The decrease in income for the six months ended June 30, 2026 was primarily due to the $2.2 million first quarter executive transition expense and the related tax impact.

Interest Income. Interest income decreased $61,000, or 0.5%, to $12.2 million for the three months ended June 30, 2026 from $12.3 million for the three months ended June 30, 2025. The decrease was due primarily to a decrease in interest income on loans and securities, partially offset by an increase in other interest income on cash and cash equivalents. Interest income on loans decreased $169,000, or 1.5%, to $11.2 million for the three months ended June 30, 2026 from $11.3 million for the three months ended June 30, 2025 due primarily to decreases in the average balances of $30.9 million. The weighted average yield on loans increased 17 basis points to 6.21% for the three months ended June 30, 2026 compared to 6.04% for the three months ended June 30, 2025, as variable rate loans reset to higher interest rates and the rates on new loans exceeded the rates on paid off loans due to the higher interest rate environment. Interest income on cash and cash equivalents increased $151,000 to $713,000 for the three months ended June 30, 2026 from $562,000 for the three months ended June 30, 2025 primarily due to an increase in average balance of $24.0 million.

Interest income increased $140,000 or 0.6%, to $24.3 million for the six months ended June 30, 2026 from $24.1 million for the six months ended June 30, 2025. The increase was due primarily to an increase in interest income on loans, partially offset by a decrease in interest on investment securities. Interest income on loans increased $233,000, or 1.1%, to $22.3 million for the six months ended June 30, 2026 from $22.1 million for the six months ended June 30, 2025 due primarily to an increase in the yields earned on the portfolio offset by lower balances. The weighted average yield on loans increased 19 basis points to 6.16% for the six months ended June 30, 2026 compared to 5.97% for the six months ended June 30, 2025, as variable rate loans reset to higher interest rates and the rates on new loans exceeded the rates on paid off loans due to the higher interest rate environment.

BV FINANCIAL, INC. AND SUBSIDIARIES

Interest Expense. Interest expense decreased $443,000 or 14.2% to $2.7 million for the three months ended June 30, 2026 from $3.1 million at June 30, 2025. The decrease in interest expense was primarily due to the pay-off of the subordinated debentures in December 2025, and the early pay-off of FHLB borrowings which resulted in a gain (decrease in interest expense) in June 2026.

Interest expense decreased $710,000 or 11.2% to $5.6 million for the six months ended June 30, 2026 from $6.3 million at June 30, 2025. The decrease was primarily due to the pay-off of the subordinated debentures in December 2025 and the pay-off of the FHLB advances in June with the corresponding gain, partially offset by an increase in deposit expenses due primarily to higher average balances.

Net Interest Income. Net interest income was $9.5 million for the three months ended June 30, 2026 compared to $9.2 million for the three months ended June 30, 2025. The net interest margin for the three months ended June 30, 2026 was 4.58% compared to 4.36% for the three months ended June 30, 2025. The increase in net interest income was primarily due to higher yields on interest earning assets and lower interest expense due to the pay-offs of subordinated debt and borrowings.

Net interest income was $18.6 million for the six months ended June 30, 2026, compared to $17.8 million in the six months ended June 30, 2025. The net interest margin for the six months ended June 30, 2026 was 4.47% compared to 4.24% for the six months ended June 30, 2025. The increase in net interest income was primarily due to higher yields earned on loans and lower interest expense due to the pay-off of the FHLB borrowings in 2026 and the pay-off of the subordinated debentures in December 2025.

Provision for Credit Losses. The Company recorded a recovery of the provision for credit losses of $216,000 for the three months ended June 30, 2026 compared to a provision for credit losses of $178,000 for the three months ended June 30, 2025. Our allowance for credit losses - loans was $6.2 million at June 30, 2026 and $6.4 million at December 31, 2025. The ratio of our allowance for credit losses - loans to total loans was 0.87% at June 30, 2026 compared to 0.85% at December 31, 2025, while the allowance for credit losses - loans to non-performing loans was 182.1% at June 30, 2026 compared to 284.7% at December 31, 2025.

Non-interest Income. For the three months ended June 30, 2026, noninterest income totaled approximately $467,000 compared to $714,000 for the quarter ended June 30, 2025. The decrease was attributable to the $135,000 write-down of a former branch location to estimated sales proceeds and lower miscellaneous fees on loans and deposits.

For the six months ended June 30, 2026 noninterest income totaled $1.0 million compared to $1.2 million for the six months ended and June 30, 2025. The decrease was due to lower miscellaneous loan and deposit fees and the write-down of the former branch location.

Non-interest Expense. For the three months ended June 30, 2026, noninterest expense totaled $5.5 million compared to $5.8 million for the three months ended June 30, 2025. Decreases in compensation and benefits of $506,000 due lower staffing and lower expenses of the 2024 Equity plan was offset by increases in other categories. Occupancy expense increased by $97,000 primarily due to costs of repairing a branch location after a major water leak. Professional fees increased due to higher legal expenses, data processing expense increased due to new product implementation fees and other expenses increased due to higher loan-related expenses.

For the six months ended June 30, 2026, noninterest expense totaled $13.1 million as compared to $11.9 million in the six months ended June 30, 2025. Compensation and benefits expense increased $750,000 due to the $2.2 million cost of the executive transition in the first quarter offset by lower staffing and lower costs of the 2024 Equity plan. Occupancy expense increased by $109,000 due to the branch repair costs noted above and higher heating bills in the first quarter.

Income Tax Expense. For the three months ended June 30, 2026, income tax expense was $1.3 million for an effective tax rate of 26.8%. For the three months ended June 30, 2025, income tax expense was $1.1 million for an effective tax rate of 27.3%.

For the six months ended June 30, 2026, income tax expense was $2.2 million for an effective tax rate of 32.9%. For the six months ended June 30, 2025, income tax expense was $1.7 million for an effective tax rate of 25.2%. The increase in the effective tax rate is primarily attributable to the non-deductible portion of the executive transition payment.

Asset Quality. Non-performing assets at June 30, 2026 totaled $3.4 million, all nonperforming loans, compared to $2.3 million at December 31, 2025, also all nonperforming loans. At June 30, 2026, the allowance for credit losses on loans was $6.2 million,

BV FINANCIAL, INC. AND SUBSIDIARIES

which represented 0.87% of total loans and 182.1% of non-performing loans compared to $6.4 million at December 31, 2025, which represented 0.85% of total loans and 284.7% of non-performing loans.

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from maturities of securities. We also have the ability to borrow from the FHLB. At June 30, 2026, we had a $142.3 million available under a line of credit with the FHLB, with no borrowings outstanding. The Company also has a $20.0 million short-term unsecured facility from a correspondent bank.

While maturities and scheduled amortization of loans and securities can be predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and short-term investments, including interest-bearing demand deposits. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. We are committed to maintaining a strong liquidity position.

We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained. However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances, brokered deposits or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense. At June 30, 2026, the Company had $50.1 million in brokered deposits compared to $50.3 million in brokered deposits at June 30, 2025. In addition, we had $56.7 million of municipal deposits at June 30, 2026, which represented 8.4% of total deposits. The Bank's uninsured deposits totaled $150.1 million, or 22.2% of total deposits, of which $52.9 million were secured using the market value of pledged collateral or letters of credit issued by FHLB, and an additional $4.6 million were deposits of the Company at the Bank.

Capital Resources. At June 30, 2026, the Bank exceeded all of its regulatory capital requirements and was categorized as well capitalized. Management is not aware of any conditions or events since the most recent notification that would change our category.

BV FINANCIAL, INC. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Company is a smaller reporting company.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) as of June 30, 2026. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective.

During the quarter ended June 30, 2026, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 17, 2025, the Company announced that it had adopted a stock repurchase program for up to 10% of the Company's outstanding shares of common stock (approximately 953,609 shares). The program expired on June 30, 2026.

On May 5, 2026, the Company announced that it had adopted a stock repurchase program for up to 10% of the Company's outstanding shares of common stock (approximately 861,000 shares). The Company is not obligated to repurchase any particular number of shares or any shares in any specific time period.

The following table provides information on repurchases by the Company of its common stock under the Company’s Board approved program during the quarter ended June 30, 2026.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2026	78,194	$19.93	78,194	57,157
May 1 - 31, 2026	41,810	19.83	41,810	876,347
June 1 - 30, 2026	110,488	20.17	110,488	765,859
Total	230,492	$20.03	230,492

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

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

101

The following materials for the quarter ended June 30, 2026, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

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

BV FINANCIAL, INC.

Date: August 12, 2026	/s/ Timothy L. Prindle
Timothy L. Prindle President and Chief Executive Officer
Date: August 12, 2026	/s/ Michael J. Dee
Michael J. Dee
Executive Vice President and Chief Financial Officer