Form 10-Q
period 2026-09-30
BV Financial, Inc.
filed 2026-11-13
CIK 1302387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2026
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

As of November 12, 2026, the registrant had 8,298,260 shares of common stock outstanding.

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2026	December 31, 2025
(dollars in thousands, except per share amounts)	(unaudited)

Assets
Cash	$7,214	$5,616
Interest-bearing deposits in other banks	42,789	50,089
Cash and cash equivalents	50,003	55,705
Equity investment	404	404
Securities available for sale	30,884	33,226
Securities held to maturity (fair value of $3,561 and $5,102, ACL of $1 and $2)	4,150	5,736
Total loans	732,673	754,921
Allowance for credit losses	(6,331)	(6,437)
Net loans	726,342	748,484
Premises and equipment, net	12,042	12,493
Federal Home Loan Bank of Atlanta stock, at cost	899	2,324
Investment in life insurance	20,730	20,441
Accrued interest receivable	3,072	3,149
Goodwill	14,420	14,420
Intangible assets, net	516	651
Deferred tax assets, net	7,524	7,563
Other assets	7,011	7,617
Total assets	$877,997	$912,213
Liabilities and Stockholders' Equity
Liabilities
Noninterest-bearing deposits	$139,451	$138,360
Interest-bearing deposits	534,505	537,734
Total deposits	673,956	676,094
FHLB borrowings	5,000	35,000
Other liabilities	14,812	17,315
Total liabilities	693,768	728,409
Stockholders' equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding.	—	—
Common stock, $0.01 par value; 45,000,000 shares authorized at September 30, 2026 and December 31, 2025; 8,391,276 shares issued and outstanding as of September 30, 2026 and 8,852,813 issued and outstanding as of December 31, 2025	84	88
Paid-in capital	61,453	68,834
Retained earnings	130,979	122,990
Unearned common stock held by employee stock ownership plan	(6,830)	(6,978)
Accumulated other comprehensive loss	(1,457)	(1,130)
Total stockholders' equity	184,229	183,804
Total liabilities and stockholders' equity	$877,997	$912,213

See notes to consolidated financial statements. 1

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(dollars in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
Interest Income	2026	2025	2026	2025
Loans, including fees	$11,163	$11,519	$33,471	$33,594
Investment securities available for sale	292	329	863	1,003
Investment securities held to maturity	40	46	130	139
Other interest income	468	633	1,786	1,938
Total interest income	11,963	12,527	36,250	36,674
Interest Expense
Interest on deposits	2,885	2,712	8,308	7,935
Interest on FHLB borrowings	1	—	216	194
Interest on subordinated debentures	—	465	—	1,396
Total interest expense	2,886	3,177	8,524	9,525
Net interest income	9,077	9,350	27,726	27,149
Provision for (recovery of) credit losses	213	(1,014)	(14)	(539)
Net interest income after provision for credit losses	8,864	10,364	27,740	27,688
Noninterest Income
Service fees on deposits	105	122	319	337
Fees from debit cards	183	183	528	524
Income from investment in life insurance	87	88	289	289
Gain on foreclosed real estate	—	26	—	26
(Loss) on sale of fixed assets	—	(8)	(135)	(8)
Other income	306	273	675	760
Total noninterest income	681	684	1,676	1,928
Noninterest Expense
Compensation and related benefits	3,412	4,064	12,704	12,606
Occupancy	349	415	1,280	1,238
Data processing	409	372	1,245	1,164
Advertising	6	5	39	14
Professional fees	213	239	764	718
Equipment	82	92	260	278
Foreclosed real estate and holding costs	—	2	(5)	5
Amortization of intangible assets	45	45	135	135
FDIC insurance premiums	85	83	257	247
Other	455	561	1,465	1,405
Total noninterest expense	5,056	5,878	18,144	17,810
Net income before tax	4,489	5,170	11,272	11,806
Income tax expense	1,053	1,440	3,283	3,116
Net income	$3,436	$3,730	$7,989	$8,690
Basic earnings per share	$0.44	$0.41	$1.00	$0.89
Diluted earnings per share	$0.42	$0.41	$0.97	$0.88

See notes to consolidated financial statements. 2

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Net income	$3,436	$3,730	$7,989	$8,690

Other comprehensive income
Unrealized (loss) gain on securities available for sale	(386)	213	(451)	583
Income tax expense (benefit) relating to securities available for sale	106	(59)	124	(160)
Other comprehensive (loss) income	(280)	154	(327)	423

Total comprehensive income	$3,156	$3,884	$7,662	$9,113

See notes to consolidated financial statements. 3

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(unaudited)

For the Three Months Ended September 30, 2026 and 2025

(dollars in thousands)	Common stock	Paid-in capital	Unearned common stock held by ESOP	Retained earnings	Accumulated other comprehensive loss	Total

Balance, June 30, 2026	$85	$63,629	$(6,879)	$127,543	$(1,177)	$183,201
Net income	—	—	—	3,436	—	3,436
Other comprehensive income (loss)
(net of tax of $106)	—	—	—	—	(280)	(280)
Stock compensation	—	599	—	—	—	599
Repurchased shares to authorized and unissued	(1)	(2,775)	—	—	—	(2,776)
Employee Stock Ownership Plan ("ESOP") shares committed to be released	—	—	49	—	—	49

Balance, September 30, 2026	$84	$61,453	$(6,830)	$130,979	$(1,457)	$184,229

(dollars in thousands)	Common stock	Paid-in capital	Unearned common stock held by ESOP	Retained earnings	Accumulated other comprehensive loss	Total

Balance, June 30, 2025	$103	$91,854	$(7,069)	$114,455	$(1,352)	$197,991
Net income	—	—	—	3,730	—	3,730
Other comprehensive income
(net of tax of ($28))	—	—	—	—	154	154
Stock compensation	—	1,037	—	—	—	1,037
Repurchased shares to authorized and unissued	(8)	(12,740)	—	—	—	(12,748)
ESOP shares committed to be released	—	—	46	—	—	46

Balance, September 30, 2025	$95	$80,151	$(7,023)	$118,185	$(1,198)	$190,210

See notes to consolidated financial statements. 4

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(unaudited)

For the Nine Months Ended September 30, 2026 and 2025

(dollars in thousands)	Common stock	Paid-in capital	Unearned common stock held by ESOP	Retained earnings	Accumulated other comprehensive loss	Total

Balance, December 31, 2025	$88	$68,834	$(6,978)	$122,990	$(1,130)	$183,804
Net income	—	—	—	7,989	—	7,989
Other comprehensive income (loss)
(net of tax of $124)	—	—	—	—	(327)	(327)
Stock compensation		1,989	—	—	—	1,989
Repurchased shares to authorized and unissued	(4)	(9,370)	—	—	—	(9,374)
Employee Stock Ownership Plan ("ESOP") shares committed to be released	—	—	148	—	—	148

Balance, September 30, 2026	$84	$61,453	$(6,830)	$130,979	$(1,457)	$184,229

(dollars in thousands)	Common stock	Paid-in capital	Unearned common stock held by ESOP	Retained earnings	Accumulated other comprehensive loss	Total

Balance, December 31, 2024	$106	$94,679	$(7,160)	$109,495	$(1,621)	$195,499
Net income	—	—	—	8,690	—	8,690
Other comprehensive income
(net of tax of ($101))	—	—	—	—	423	423
Stock compensation	—	3,483	—	—	—	3,483
Repurchased shares to authorized and unissued	(11)	(18,011)	—	—	—	(18,022)
ESOP shares committed to be released	—	—	137	—	—	137

Balance, September 30, 2025	$95	$80,151	$(7,023)	$118,185	$(1,198)	$190,210

See notes to consolidated financial statements. 5

BV FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2026	2025
Cash flows from operating activities
Net income	$7,989	$8,690
Adjustments to reconcile net income to net cash provided by operating activities
Net amortization of discounts and premiums	48	116
(Recovery) provision of credit losses	(14)	(539)
Accretion of deferred loan fees/costs	17	(50)
Amortization of intangible assets	135	135
Amortization of debt issuance costs	—	117
Depreciation of premises and equipment	573	604
Deferred tax expense (benefit)	163	(528)
Increase in cash surrender value of life insurance	(289)	(289)
Stock-based compensation expense	1,989	3,483
ESOP compensation expense	148	137
Decrease in accrued interest and other assets	683	578
(Decrease) increase in other liabilities	(2,575)	5,589
Net cash provided by operating activities	8,867	18,043
Cash flows from investing activities
(Increase) decrease in equity trading account	—	(14)
Proceeds from maturities and principal payments of investment securities available for sale	18,093	17,244
Purchases of investment securities available for sale	(16,250)	(14,000)
Proceeds from maturities and principal payments of investment securities held to maturity	1,587	196
Decrease (increase) in loans	22,210	(8,041)
Purchase of premises and equipment	(122)	(369)
Proceeds from sale of Federal Home Loan Bank of Atlanta stock	2,138	1,014
Purchase of Federal Home Loan Bank of Atlanta stock	(713)	(304)
Net cash provided by (used in) investing activities	26,943	(4,274)
Cash flows provided from financing activities
Net (decrease) increase in deposits	(2,138)	12,299
Advances from the Federal Home Loan Bank of Atlanta	5,000	6,000
Repayment of advances from the Federal Home Loan Bank of Atlanta	(35,000)	(21,000)
Repurchase of shares	(9,374)	(18,022)
Net cash used in financing activities	(41,512)	(20,723)
Net decrease in cash and cash equivalents	(5,702)	(6,954)
Cash and cash equivalents at beginning of period	55,705	70,500
Cash and cash equivalents at end of period	$50,003	$63,546
Supplementary cash flows information
Interest paid	$7,852	$8,318
Income taxes paid	$3,870	$2,425
Supplementary noncash transactions

Noncash investing and financing activities:
Net change on available for sale securities	$451	$(583)
Deferred tax assets	(124)	160
Net change in accumulated other comprehensive income	(327)	423

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

The Company is a registered bank holding company subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). As a Maryland-chartered commercial bank, the Bank is subject to examination and regulation by the Office of the Commissioner of Financial Regulation for the State of Maryland, as its chartering authority, and, as a federally insureed nonmember institution, by the FDIC.

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

When the fair value of an AFS debt security has declined below its amortized cost basis, the Company is required to assess whether the decline is from a credit loss or other factors. For any individual security, an analysis is performed on the individual security using the latest available information to determine if the decline in fair value is attributable to a credit loss. If such determination is made, the Company would record an allowance for credit loss ("ACL") for the debt instrument. We recognized no credit losses on AFS securities during the three or nine months ended September 30, 2026 or September 30, 2025.

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

The ACL for HTM securities is computed using bond global default rates tracked by S&P with a loss given default of 45%. Accrued interest receivable on the HTM debt securities excluded from this analysis totaled $7,510 at September 30, 2026. At September 30, 2026 and 2025, the ACL for HTM securities was $1,000 and $2,000, respectively.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank System to hold stock of its district Federal Home Loan Bank (the "FHLB") in an amount determined by both asset size and borrowings from the FHLB. Purchases and sales of stock are made directly with the FHLB at par value.

The Bank held $899,000 and $2.3 million of FHLB restricted stock at September 30, 2026 and December 31, 2025, respectively.

The restricted stock is carried at cost. Management evaluates whether this investment is impaired based on its assessment of the ultimate recoverability of the investment rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of the investment is influenced by criteria such as (1) the significance

BV FINANCIAL, INC. AND SUBSIDIARIES

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

Deferred Income Taxes

Deferred income taxes are recognized for temporary differences between the financial reporting basis and income tax basis of assets and liabilities based on enacted tax rates expected to be in effect when such amounts are realized or settled. Deferred tax assets are recognized only to the extent that it is more likely than not that such amounts will be realized based on consideration of available evidence. The Company historically filed state tax returns and pays state taxes in Maryland and Florida. For the 2025 tax year, tax returns were filed in eight states. The amount of taxes in each state is based on the revenues received in those jurisdictions.

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

Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the appropriate period. Diluted earnings per share are computed by dividing net income by the weighted average shares outstanding as adjusted for the dilutive effect of stock options based on the treasury stock method. Unearned ESOP shares are removed from the weighted average number of shares in the calculations. As of September 30, 2026 and September 30, 2025, the Company had 884,403 and 931,579 outstanding stock options, respectively. Options with an exercise price greater than the average market price of the common shares are excluded from the calculation as their effect would be anti-dilutive. There were no anti-dilutive options outstanding for the three or nine months ended September 30, 2026 or 2025.

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

Accounting Standards Updates

In November 2024, the Financial Accounting Standards Board ("FASB") issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). The purpose of this amendment is to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales and research and development). The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact these changes may have on our consolidated financial statements.

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

BV FINANCIAL, INC. AND SUBSIDIARIES

Note 2 - Securities

AFS securities at September 30, 2026 and December 31, 2025 consisted of the following:

	September 30, 2026
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Available for sale
Agencies	$253	$1	$—	$254
Corporate securities	2,234	—	158	2,076
Mortgage-backed securities	21,097	14	1,848	19,263
Treasuries	9,310	—	19	9,291
Total	$32,894	$15	$2,025	$30,884

	December 31, 2025
(dollars in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Available for sale
Agencies	$404	$—	$—	$404
Corporate securities	1,482	—	121	1,361
Mortgage-backed securities	20,570	19	1,473	19,116
Treasuries	12,329	16	—	12,345
Total	$34,785	$35	$1,594	$33,226

BV FINANCIAL, INC. AND SUBSIDIARIES

HTM securities at September 30, 2026 and December 31, 2025 consisted of the following:

	September 30, 2026
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Held to maturity
Corporate securities(1)	$1,749	$—	$52	$1,697
Mortgage-backed securities	2,401	1	538	1,864
Total	$4,150	$1	$590	$3,561

	December 31, 2025
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Held to maturity
Corporate securities(1)	$3,198	$—	$200	$2,998
Mortgage-backed securities	2,538	4	438	2,104
Total	$5,736	$4	$638	$5,102

(1) Amount is net of Current Expected Credit Loss ("CECL") credit reserve of $1,000 at September 30, 2026 and $2,000 at December 31, 2025.

The Company pledged securities with an amortized cost of $25.4 million and a fair value of $23.2 million at September 30, 2026 to secure deposits from municipalities. At December 31, 2025, the Company pledged securities with an amortized cost of $32.1 million and a fair value of $30.3 million to secure deposits from municipalities. The amortized cost and fair value of securities as of September 30, 2026, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the securities may be called or prepaid with or without prepayment penalties.

	September 30, 2026
	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	cost	value	cost	value

Maturing
Due under one year	$19,332	$19,265	$1,877	$1,825
Due after one year through five years	3,922	3,752	58	55
Due after five years through ten years	379	349	233	219
Due after ten years	9,261	7,518	1,982	1,462
Total	$32,894	$30,884	$4,150	$3,561

All mortgage-backed securities are guaranteed by Freddie Mac, Fannie Mae or Ginnie Mae.

BV FINANCIAL, INC. AND SUBSIDIARIES

Investment securities with unrealized losses for continuous periods of less than 12 months and 12 months or longer are as follows:

	Less than 12 months		12 months or longer		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
September 30, 2026	losses	value	losses	value	losses	value
(dollars in thousands)
Available for sale
Corporate securities	$20	$1,230	$138	$846	$158	$2,076
Mortgage-backed securities	34	5,592	1,814	12,470	1,848	18,062
Treasuries	19	7,808	—	—	19	7,808
Total	$73	$14,630	$1,952	$13,316	$2,025	$27,946

Held to maturity
Corporate securities (1)	$—	$—	$52	$1,697	$52	$1,697
Mortgage-backed securities	4	76	534	1,651	538	1,727
Total	$4	$76	$586	$3,348	$590	$3,424

	Less than 12 months		12 months or longer		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
December 31, 2025	losses	value	losses	value	losses	value
(dollars in thousands)
Available for sale
Agency securities	$—	$—	$—	$—	$—	$—
Corporate securities	11	489	110	872	121	1,361
Mortgage-backed securities	1	564	1,472	14,076	1,473	14,640
Total	$12	$1,053	$1,582	$14,948	$1,594	$16,001

Held to maturity
Corporate securities (1)	$—	$—	$200	$2,998	$200	$2,998
Mortgage-backed securities	—	1	438	1,895	438	1,896
Total	$—	$1	$638	$4,893	$638	$4,894

(1) Fair value amount is net of CECL credit reserve of $1,000 at September 30, 2026 and $2,000 at December 31, 2025.

As of September 30, 2026 and December 31, 2025, the Company determined that for its available-for-sale debt securities in an unrealized loss position, it did not intend to sell nor was it more likely than not that it would be required to sell any security and that the decline in fair value was not due to credit factors, but due to changes in interest rates and other factors. Accordingly, at September 30, 2026 and December 31, 2025, the Company did not record an ACL for its AFS debt securities.

The following table provides a breakdown of our HTM debt securities by year of origination at September 30, 2026.

(dollars in thousands)	Total	2026	2025	2024	2023	2022	Prior
Corporate securities	$1,749	$—	$—	$—	$—	$750	$999
Mortgage-backed securities	2,401	—	—	—	—	1,768	633
	$4,150	$—	$—	$—	$—	$2,518	$1,632

BV FINANCIAL, INC. AND SUBSIDIARIES

The following table is a roll forward of our ACL on HTM debt securities at September 30, 2026 and 2025.

(dollars in thousands)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Beginning balance	$1	$3	$2	$4
(Recovery) for credit losses	—	(1)	(1)	(2)
Ending Balance	$1	$2	$1	$2

BV FINANCIAL, INC. AND SUBSIDIARIES

Note 3 – Loans Receivable

Portfolio loans, net of deferred costs and fees, are summarized by type as follows at September 30, 2026 and December 31, 2025:

	Period Ended
	September 30, 2026		December 31, 2025
(dollars in thousands)	Amount	Percent	Amount	Percent
Real estate
One to four family - owner occupied	$168,817	23.04%	$163,964	21.72%
One to four family - non owner occupied	87,438	11.93%	94,511	12.52%
Commercial owner occupied	76,072	10.38%	79,730	10.56%
Commercial investor	328,237	44.81%	321,675	42.60%
Construction and land	27,044	3.69%	36,441	4.83%
Farm loans	7,862	1.07%	7,231	0.96%
Total real estate loans	695,470	94.92%	703,552	93.19%

Marine and other consumer loans	12,522	1.71%	14,914	1.98%
Guaranteed by U.S. Government	2,023	0.28%	2,175	0.29%
Commercial	22,658	3.09%	34,280	4.54%
Total consumer and commercial	37,203	5.08%	51,369	6.81%

Total loans	732,673	100.0%	754,921	100.0%
Allowance for credit losses	(6,331)		(6,437)
Total loans, net of deferred costs and fees	$726,342		$748,484

Net deferred loan origination fees at September 30, 2026 and December 31, 2025 totaled $2.2 million and $2.2 million, respectively.

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

Non-accrual loans as of September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026			December 31, 2025
	No	With an		No	With an
(dollars in thousands)	Allowance	Allowance	Total	Allowance	Allowance	Total
Real estate
One to four family - owner occupied	$1,672	$—	$1,672	$811	$—	$811
One to four family - non owner occupied	138	—	138	174	—	174
Commercial owner occupied	564	—	564	860	—	860
Commercial investor	92	—	92	—	—	—
Construction and land	—	—	—	26	—	26
Total real estate loans	2,466	—	2,466	1,871	—	1,871

Marine and other consumer loans	366	—	366	10	—	10
Commercial	286	94	380	286	94	380
Total consumer and commercial loans	652	94	746	296	94	390

Total non-accrual loans	$3,118	$94	$3,212	$2,167	$94	$2,261

Loans can be current but classified as non-accrual due to customer operating results or payment history. All interest accrued but not collected from loans that are placed on non-accrual status or charged off is reversed against interest income. In accordance with the Company’s policy, such interest income is recognized on a cash basis or cost-recovery method, until qualifying for return to accrual status. Interest that would have been accrued under the terms of the non-accrual loans had such loans been performing according to their terms was approximately $236,000 for the nine months ended September 30, 2026 and $217,000 for the nine months ended September 30, 2025.

The Company considers a loan to be past due or delinquent when the terms of the contractual obligation are not met by the borrower. An analysis of days past due loans as of September 30, 2026 was as follows:

	September 30, 2026
	30 - 59	60 - 89	90+
	Days	Days	Days	Total	Current	Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Real estate
One to four family - owner occupied	$920	$339	$1,194	$2,453	$166,364	$168,817
One to four family - non owner occupied	55	276	—	331	87,107	87,438
Commercial owner occupied	1,243	—	564	1,807	74,265	76,072
Commercial investor	—	657	92	749	327,488	328,237
Construction and land	—	—	—	—	27,044	27,044
Farm loans	—	—	—	—	7,862	7,862
Total real estate loans	2,218	1,272	1,850	5,340	690,130	695,470

Marine and other consumer loans	66	134	366	566	11,956	12,522
Guaranteed by U.S. Government	—	—	—	—	2,023	2,023
Commercial	7	—	380	387	22,271	22,658
Total consumer and commercial loans	73	134	746	953	36,250	37,203

Total loans	$2,291	$1,406	$2,596	$6,293	$726,380	$732,673

BV FINANCIAL, INC. AND SUBSIDIARIES

An analysis of days past due loans as of December 31, 2025 was as follows:

	December 31, 2025
	30 - 59	60 - 89	90+
	Days	Days	Days	Total	Current	Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Real estate
One to four family - owner occupied	$4,700	$379	$787	$5,866	$158,098	$163,964
One to four family - non owner occupied	104	—	174	278	94,233	94,511
Commercial owner occupied	—	566	294	860	78,870	79,730
Commercial investor	—	—	—	—	321,675	321,675
Construction and land	—	—	26	26	36,415	36,441
Farm loans	—	—	—	—	7,231	7,231
Total real estate loans	4,804	945	1,281	7,030	696,522	703,552

Marine and other consumer loans	384	44	10	438	14,476	14,914
Guaranteed by U.S. Government	—	—	—	—	2,175	2,175
Commercial	—	—	380	380	33,900	34,280
Total consumer and commercial loans	384	44	390	818	50,551	51,369

Total loans	$5,188	$989	$1,671	$7,848	$747,073	$754,921

Allowance for Credit Losses

The following tables detail activity in the ACL at and for the three and nine months ended September 30, 2026 and 2025. An allocation of the allowance to one category of loans does not prevent the Company from using that allowance to absorb losses in a different category.

Three months ended	September 30, 2026
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions (Recovery)	Ending Balance
Real estate
One to four family - owner occupied	$1,526	$—	$1	$172	$1,699
One to four family - non owner occupied	431	—	17	—	448
Commercial owner occupied	416	—	—	(24)	392
Commercial investor	2,843	—	—	(46)	2,797
Construction and land	78	—	—	61	139
Farm loans	71	—	—	13	84
Total real estate loans	5,365	—	18	176	5,559

Marine and other consumer loans	437	(73)	1	104	469
Commercial	412	—	—	(109)	303
Total consumer and commercial	849	(73)	1	(5)	772

Total loans	$6,214	$(73)	$19	$171	$6,331

BV FINANCIAL, INC. AND SUBSIDIARIES

Three months ended	September 30, 2025
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions (recovery)	Ending Balance
Real estate
One to four family - owner occupied	$2,211	$—	$3	$(614)	$1,600
One to four family - non owner occupied	667	—	16	(37)	646
Commercial owner occupied	495	—	—	(81)	414
Commercial investor	3,733	—	—	(163)	3,570
Construction and land	868	—	1	(147)	722
Farm loans	97	—	—	(55)	42
Total real estate loans	8,071	—	20	(1,097)	6,994

Marine and other consumer loans	370	(3)	1	(25)	343
Commercial	718	—	—	142	860
Total consumer and commercial	1,088	(3)	1	117	1,203

Total loans	$9,159	$(3)	$21	$(980)	$8,197

Nine months ended	September 30, 2026
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions (recovery)	Ending Balance
Real estate
One to four family - owner occupied	$1,306	$—	$3	$390	$1,699
One to four family - non owner occupied	537	—	50	(139)	448
Commercial owner occupied	329	—	—	63	392
Commercial investor	3,060	—	—	(263)	2,797
Construction and land	328	—	—	(189)	139
Farm loans	23	—	—	61	84
Total real estate loans	5,583	—	53	(77)	5,559

Marine and other consumer loans	438	(82)	8	105	469
Commercial	416	—	—	(113)	303
Total consumer and commercial	854	(82)	8	(8)	772

Total loans	$6,437	$(82)	$61	$(85)	$6,331

Nine months ended	September 30, 2025
(dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions (recovery)	Ending Balance
Real estate
One to four family - owner occupied	$1,858	$—	$19	$(277)	$1,600
One to four family - non owner occupied	742	—	47	(143)	646
Commercial owner occupied	511	—	—	(97)	414
Commercial investor	3,592	—	—	(22)	3,570
Construction and land	940	—	2	(220)	722
Farm loans	69	—	—	(27)	42
Total real estate loans	7,712	—	68	(786)	6,994

Marine and other consumer loans	399	(8)	2	(50)	343
Commercial	411	—	—	449	860
Total consumer and commercial	810	(8)	2	399	1,203

Total loans	$8,522	$(8)	$70	$(387)	$8,197

BV FINANCIAL, INC. AND SUBSIDIARIES

The following table summarizes the ACL provision activity for the three and nine months ended September 30, 2026 and 2025.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Provision for (recovery of) credit losses - loans	$171	$(980)	$(85)	$(387)
Provision for (recovery of) allowance for securities - HTM	—	(1)	(1)	(1)
Provision for (recovery of ) allowance for credit losses - unfunded commitments	42	(33)	72	(151)
Provision for (recovery of) credit losses per the consolidated statements of income	$213	$(1,014)	$(14)	$(539)

BV FINANCIAL, INC. AND SUBSIDIARIES

Term Loans by Origination Year

(dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at September 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving	Total
One to four family - owner occupied
Pass	$21,857	$33,496	$17,829	$4,731	$7,322	$71,308	$10,782	$167,325
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	509	—	983	—	1,492
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One to four family - owner occupied	$21,857	$33,496	$17,829	$5,240	$7,322	$72,291	$10,782	$168,817
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

One to four family - non owner occupied
Pass	$5,932	$8,819	$3,797	$12,071	$24,775	$31,721	$—	$87,115
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	323	—	323
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One to four family - non owner occupied	$5,932	$8,819	$3,797	$12,071	$24,775	$32,044	$—	$87,438
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Commercial owner occupied
Pass	$5,275	$3,871	$3,744	$19,256	$10,121	$32,195	$—	$74,462
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,610	—	1,610
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial owner occupied	$5,275	$3,871	$3,744	$19,256	$10,121	$33,805	$—	$76,072
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Commercial investor
Pass	$26,428	$33,525	$47,604	$57,395	$73,992	$89,201	$—	$328,145
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	92	—	92
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial investor	$26,428	$33,525	$47,604	$57,395	$73,992	$89,293	$—	$328,237
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Construction and land
Pass	$2,881	$7,700	$13,468	$262	$1,804	$929	$—	$27,044
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Construction and land	$2,881	$7,700	$13,468	$262	$1,804	$929	$—	$27,044
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Farm loans
Pass	$1,247	$—	$1,801	$—	$290	$4,524	$—	$7,862
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Farm loans	$1,247	$—	$1,801	$—	$290	$4,524	$—	$7,862
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Marine and other consumer loans
Pass	$277	$695	$1,174	$2,295	$1,435	$6,290	$—	$12,166
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	356	—	356
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Marine and other consumer loans	$277	$695	$1,174	$2,295	$1,435	$6,646	$—	$12,522
Current Period Gross Write-off	$—	$—	$—	$—	$—	$82	$—	$82

Guaranteed by U.S. Government
Pass	$—	$—	$—	$—	$—	$2,023	$—	$2,023
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Guaranteed by U.S. Government	$—	$—	$—	$—	$—	$2,023	$—	$2,023
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$723	$12,069	$6,049	$102	$779	$2,556	$—	$22,278
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	380	—	—	380
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial	$723	$12,069	$6,049	$102	$1,159	$2,556	$—	$22,658
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

(dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at September 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving	Total
Total Loans
Pass	$64,620	$100,175	$95,466	$96,112	$120,518	$240,747	$10,782	$728,420
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	509	380	3,364	—	4,253
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total loans	$64,620	$100,175	$95,466	$96,621	$120,898	$244,111	$10,782	$732,673

BV FINANCIAL, INC. AND SUBSIDIARIES

Term Loans by Origination Year

(dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total
One to four family - owner occupied
Pass	$34,231	$23,919	$5,315	$7,503	$12,345	$68,285	$11,790	$163,388
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	329	247	—	576
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One to four family - owner occupied	$34,231	$23,919	$5,315	$7,503	$12,674	$68,532	$11,790	$163,964
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

One to four family - non owner occupied
Pass	$8,148	$4,737	$12,480	$26,808	$14,860	$27,113	$—	$94,146
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	365	—	365
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total One to four family - non owner occupied	$8,148	$4,737	$12,480	$26,808	$14,860	$27,478	$—	$94,511
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Commercial owner occupied
Pass	$3,905	$4,100	$19,694	$10,299	$5,646	$34,164	$—	$77,808
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	294	1,628	—	1,922
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial owner occupied	$3,905	$4,100	$19,694	$10,299	$5,940	$35,792	$—	$79,730
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Commercial investor
Pass	$34,551	$34,460	$61,241	$80,765	$66,609	$44,049	$—	$321,675
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial investor	$34,551	$34,460	$61,241	$80,765	$66,609	$44,049	$—	$321,675
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Construction and land
Pass	$7,957	$26,805	$271	$348	$448	$586	$—	$36,415
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	26	—	26
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Construction and land	$7,957	$26,805	$271	$348	$448	$612	$—	$36,441
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Farm loans
Pass	$—	$311	$—	$300	$1,744	$4,876	$—	$7,231
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Farm loans	$—	$311	$—	$300	$1,744	$4,876	$—	$7,231
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Marine and other consumer loans
Pass	$883	$2,042	$2,408	$1,587	$4,698	$3,296	$—	$14,914
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Marine and other consumer loans	$883	$2,042	$2,408	$1,587	$4,698	$3,296	$—	$14,914
Current Period Gross Write-off	$—	$—	$—	$—	$—	$14	$—	$14

Guaranteed by U.S. Government
Pass	$—	$—	$—	$—	$—	$2,175	$—	$2,175
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Guaranteed by U.S. Government	$—	$—	$—	$—	$—	$2,175	$—	$2,175
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$12,267	$6,851	$138	$1,339	$4,726	$8,579	$—	$33,900
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	380	—	—	—	380
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial	$12,267	$6,851	$138	$1,719	$4,726	$8,579	$—	$34,280
Current Period Gross Write-off	$—	$—	$—	$—	$—	$—	$—	$—

(dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total
Total Loans
Pass	$101,942	$103,225	$101,547	$128,949	$111,076	$193,123	$11,790	$751,652
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	380	623	2,266	—	3,269
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total loans	$101,942	$103,225	$101,547	$129,329	$111,699	$195,389	$11,790	$754,921

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

Through our loan evaluation process, we have identified certain loans for which the primary source of loan repayment may no longer be a viable option. The Company is dependent on the liquidation of the collateral to provide funds for repayment of the loan. The following table shows the loans determined by management to be collateral dependent at September 30, 2026.

	Loan Balance	Estimated Collateral Values	Loan Balance	Estimated Collateral Values
(dollars in thousands)	Real Estate	Real Estate	Business\Other Assets	Business\Other Assets
One to four family - owner occupied	$1,672	$7,354	$—	$—
One to four family - non-owner occupied	138	285	—	—
Commercial owner occupied real estate	564	1,047	—	—
Commercial investor real estate	92	445	—	—
Commercial	380	786	—	122
Marine and other consumer	366	—	—	520
Total	$3,212	$9,917	$—	$642

The following table shows the loans determined by management to be collateral dependent at December 31, 2025.

		Estimated Collateral Values	Loan Balance Business/Other	Estimated Collateral Values
(dollars in thousands)	Real Estate	Real Estate	Business\Other Assets	Business\Other Assets
One to four family - owner occupied	$811	$4,535	$—	$—
One to four family - non-owner occupied	174	495	—	—
Commercial owner occupied real estate	860	2,250	—	—
Construction and land	26	625	—	—
Commercial	380	664	—	122
Marine and other consumer	10	—	—	50
Total	$2,261	$8,569	$—	$172

BV FINANCIAL, INC. AND SUBSIDIARIES

Borrowers experiencing financial difficulty ("BEFD") modifications included in the collateral dependent schedule above, as of September 30, 2026 were as follows:

(dollars in thousands)	Number of Loans	Amortized Cost
One to four family - owner occupied	9	$1,120
One to four family - non owner occupied	1	122
Commercial owner occupied	1	545
Total BEFD modification loans	11	$1,787

Modifications on non-accrual	—	$—

There were no BEFD modifications past due as of September 30, 2026 or December 31, 2025.

There were no loans modified to BEFD during the three months ended September 30, 2026.

The following table details the amortized cost basis for loans modified to BEFD during the nine months ended September 30, 2026.

	Nine months ended September 30, 2026
(dollars in thousands)	Term Extensions	Payment Deferral and Term Extensions	Total	Percentage of Total Loans
One to four family - owner occupied	$244	$—	$244	0.03%
Commercial owner occupied real estate	545	—	545	0.07%
Total	$789	$—	$789	0.10%

The following tables detail the amortized cost basis for loans modified to BEFD during the three and nine months ended September 30, 2025.

	Three months ended September 30, 2025
(dollars in thousands)	Term Extensions	Payment Deferral and Term Extensions	Total	Percentage of Total Loans
One to four family - owner occupied	$416	$—	$416	0.06%
Total	$416	$—	$416	0.06%

	Nine months ended September 30, 2025
(dollars in thousands)	Term Extensions	Payment Deferral and Term Extensions	Total	Percentage of Total Loans
One to four family - owner occupied	$101	$—	$101	0.01%
Commercial investor real estate	416	—	416	0.06%
Commercial	631	—	631	0.08%
Total	$1,148	$—	$1,148	0.15%

BV FINANCIAL, INC. AND SUBSIDIARIES

Note 4 - Goodwill And Other Intangible Assets

Goodwill and other intangible assets are presented in the tables below.

(dollars in thousands)	As of September 30, 2026	As of December 31, 2025

Goodwill	$14,420	$14,420

	September 30, 2026			December 31, 2025
(dollars in thousands)	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net

Core deposit intangible	$1,868	$1,352	$516	$1,868	$1,217	$651

As of September 30, 2026 future estimated annual amortization expense is as follows:

Year ending	(dollars in thousands)

2026	$46
2027	180
2028	180
2029	71
2030	30
Thereafter	9
Total Estimated Amortization Expense	$516

Management performed its annual analysis of goodwill and core deposit intangibles during the third quarter of 2026 and concluded that there was no impairment at September 30, 2026. At September 30, 2026, management's analysis concluded that there were no changes in the Company's financial statements or operations subsequent to the annual analysis that would indicate that it was more likely than not that goodwill or core deposit intangible was impaired.

Note 5 – Foreclosed Real Estate

Foreclosed real estate assets are presented net of the valuation allowance. The Company considers foreclosed real estate as classified assets for regulatory and financial reporting. Foreclosed real estate carrying amounts reflect management’s estimate of the realizable value of these properties incorporating current appraised values, local real estate market conditions and related selling costs. The Company did not have any foreclosed real estate at September 30, 2026 and December 31, 2025.

During the three months ended September 30, 2026 and September 30, 2025, the Company incurred foreclosed real estate expenses of $0 and $2,000, respectively.

The Company had $509,000 and $294,000 in loans secured by residential real estate for which formal foreclosure proceedings were in process as of September 30, 2026 and December 31, 2025, respectively.

The table below shows the foreclosed real estate roll forward balance as of September 30, 2026.

(dollars in thousands)	September 30, 2026	December 31, 2025
Beginning of period balance	$—	$159
Principal payments	—	(185)
Gain on sale	—	26
End of period balance	$—	$—

BV FINANCIAL, INC. AND SUBSIDIARIES

Note 6 - Deposits

Deposits consisted of the following:

	September 30, 2026		December 31, 2025
(dollars in thousands)	Balance	Percentage	Balance	Percentage
Noninterest-bearing checking accounts	$139,451	20.69%	$138,360	20.46%
Interest-bearing checking accounts	65,141	9.67%	80,882	11.96%
Money market accounts	131,013	19.44%	123,264	18.23%
Savings accounts	122,978	18.25%	129,436	19.14%
Certificates of deposit	215,373	31.95%	204,152	30.21%
Total deposits	$673,956	100.00%	$676,094	100.00%

At September 30, 2026, and December 31, 2025, the Bank had an account relationship with a local government entity that comprised 2.3% and 2.8% of total deposits, respectively. The Company had $51.0 million and $50.3 million of brokered certificates of deposit at September 30, 2026 and December 31, 2025, respectively.

At September 30, 2026 and December 31, 2025, the Bank had $42.8 million and $35.7 million in certificates of deposits of $250,000 or more, respectively. Deposits in excess of $250,000 may not be insured by the FDIC.

At September 30, 2026 scheduled maturities of certificates of deposit are as follows:

(dollars in thousands)	September 30, 2026
Within one year	$71,239
Year 2	15,932
Year 3	18,747
Year 4	74,558
Year 5	34,897
Thereafter	—
Total certificates of deposit	$215,373

Note 7 - Borrowings

A summary of the Company’s borrowings at September 30, 2026 and December 31, 2025 are indicated as follows:

		September 30, 2026		December 31, 2025
(dollars in thousands)	Maturity	Balance	Rate	Balance	Rate

Federal Home Loan Bank Advance	2026	$5,000	4.13%	$10,000	3.88%
Federal Home Loan Bank Advance	2027	—	—	10,000	3.53%
Federal Home Loan Bank Advance	2028	—	—	15,000	3.55%
Total Borrowings		5,000		35,000

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

BV FINANCIAL, INC. AND SUBSIDIARIES

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

The table below details the right of use asset (net of accumulated amortization), lease liability and other information related to the Company's operating leases:

	Consolidated Balance
(dollars in thousands)	Sheet Classification	September 30, 2026	December 31, 2025

Operating lease right of use asset	Other assets	$679	$709
Operating lease liabilities	Other liabilities	$717	$751

Other information related to leases:
Weighted average remaining lease term of operating leases		3.8 years	4.0 years
Weighted average discount rate of operating leases		4.80%	4.47%

The table below details the Company's lease cost, which is included in occupancy expense in the Consolidated Statements of Income.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2026	2025	2026	2025

Operating lease cost	$75	$76	$232	$221

Cash paid for lease liability	$62	$60	$183	$177

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

(dollars in thousands)	As of September 30, 2026
Lease payments due:
Within one year	$217
After one but within two years	127
After two but within three years	118
After three but within four years	75
After four but within five years	75
After five years	136
Total undiscounted lease payments	748
Less: imputed interest	31
Present value of operating lease liabilities	$717

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

BV FINANCIAL, INC. AND SUBSIDIARIES

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

					To be well
					capitalized under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
As of September 30, 2026	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Tier 1 Leverage ratio	$154,783	18.17%	$34,083	4.00%	$42,604	5.00%

Tier 1 capital (to risk-weighted assets)	$154,783	22.61%	$41,078	6.00%	$54,771	8.00%

Common Equity Tier 1 Capital Ratio (to risk-weighted assets)	$154,783	22.61%	$30,809	4.50%	$44,502	6.50%

Total Capital ratio (to risk-weighted assets)	$161,284	23.56%	$54,771	8.00%	$68,464	10.00%

					To be well capitalized under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
As of December 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Tier 1 Leverage ratio	$147,851	16.44%	$35,976	4.00%	$44,970	5.00%

Tier 1 capital (to risk-weighted assets)	$147,851	21.13%	$41,989	6.00%	$55,986	8.00%

Common Equity Tier 1 Capital Ratio (to risk-weighted assets)	$147,851	21.13%	$31,492	4.50%	$45,488	6.50%

Total Capital ratio (to risk-weighted assets)	$154,386	22.06%	$55,986	8.00%	$69,982	10.00%

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

BV FINANCIAL, INC. AND SUBSIDIARIES

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

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s quarterly valuation process. Intra-quarter transfers in and out of level 3 assets and liabilities recorded at fair value on a recurring basis are disclosed. There were no such transfers during the three or nine months ended September 30, 2026 and 2025.

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

BV FINANCIAL, INC. AND SUBSIDIARIES

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets as of September 30, 2026 and December 31, 2025 measured at fair value on a recurring basis.

		Level 1	Level 2	Level 3
		Quoted prices	Significant	Significant
		in active	other	other
		markets for	observable	unobservable
As of September 30, 2026	Total	identical assets	inputs	inputs
	(dollars in thousands)
Securities available for sale
Agencies	$254	$—	$254	$—
Corporate securities	2,076	—	2,076	—
Mortgage-backed securities	19,263	—	19,263	—
Treasuries	9,291	—	9,291	—
	$30,884	$—	$30,884	$—

		Level 1	Level 2	Level 3
		Quoted prices	Significant	Significant
		in active	other	other
		markets for	observable	unobservable
As of December 31, 2025	Total	identical assets	inputs	inputs
	(dollars in thousands)
Securities available for sale
Agencies	$404	$—	$404	$—
Corporate securities	1,361	—	1,361	—
Mortgage-backed securities	19,116	—	19,116	—
Treasuries	12,345	—	12,345	—
	$33,226	$—	$33,226	$—

BV FINANCIAL, INC. AND SUBSIDIARIES

The Company may be required to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a non-recurring basis as of September 30, 2026 and December 31, 2025 were included in the tables below.

		Level 1	Level 2	Level 3
		Quoted prices	Significant	Significant
		in active	other	other
		markets for	observable	unobservable
As of September 30, 2026	Total	identical assets	inputs	inputs
(dollars in thousands)
Individually evaluated loans	$3,212	$—	$—	$3,212
Foreclosed real estate and repossessed assets	—	—	—	—
	$3,212	$—	$—	$3,212

		Level 1	Level 2	Level 3
		Quoted prices	Significant	Significant
		in active	other	other
		markets for	observable	unobservable
As of December 31, 2025	Total	identical assets	inputs	inputs
(dollars in thousands)
Individually evaluated loans	$2,261	$—	$—	$2,261
Foreclosed real estate and repossessed assets	—	—	—	—
	$2,261	$—	$—	$2,261

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

BV FINANCIAL, INC. AND SUBSIDIARIES

The Company’s estimated fair values of financial instruments are presented in the following table.

		September 30, 2026		December 31, 2025
	Fair value	Carrying	Fair	Carrying	Fair
(dollars in thousands)	hierarchy	amount	value	amount	value

Financial assets
Cash and cash equivalents	Level 1	$50,003	$50,003	$55,705	$55,705
Equity investment	Level 1	404	404	404	404
Securities held to maturity	Level 2	4,150	3,561	5,736	5,102
Securities available for sale	Level 2	30,884	30,884	33,226	33,226
Federal Home Loan Bank of Atlanta stock	Level 2	899	899	2,324	2,324
Loans receivable	Level 3	726,342	711,223	748,484	747,337
Accrued interest receivable	Level 2	3,072	3,072	3,149	3,149

Financial liabilities
Deposits with maturities	Level 3	$215,373	$210,587	$204,152	$204,873
FHLB Borrowings	Level 2	5,000	5,000	35,000	35,000
Accrued interest payable	Level 2	641	641	432	432

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

For the three and nine months ended September 30, 2026, and 2025, there were no stock options which were excluded from the calculation as their effect would be anti-dilutive. Options with an exercise price greater than the average market price of the common shares are excluded from the calculation as their effect would be anti-dilutive. Basic and diluted earnings per share have been computed based on weighted-average common and common equivalent shares outstanding as follows:

	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2026		2025		2026		2025
(Amounts in thousands, except per share data)	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net income	$3,436	$3,436	$3,730	$3,730	$7,989	$7,989	$8,690	$8,690
Weighted average common shares outstanding	7,822	7,822	9,079	9,079	7,992	7,992	9,778	9,778
Dilutive securities
Stock options	—	276	—	117	—	240	—	90
Adjusted weighted average shares outstanding	7,822	8,098	9,079	9,196	7,992	8,232	9,778	9,868
Earnings per share amount	$0.44	$0.42	$0.41	$0.41	$1.00	$0.97	$0.89	$0.88

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

BV FINANCIAL, INC. AND SUBSIDIARIES

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025

Current expense
Federal	$689	$1,025	$2,346	$2,540
State	224	433	774	1,104
Total current expense	913	1,458	3,120	3,644
Deferred expense	140	(18)	163	(528)
Income tax expense	$1,053	$1,440	$3,283	$3,116

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
•
our ability to update and implement our business strategies;
•
competition among depository and other financial institutions;
•
inflation and changes in the interest rate environment and the shape of the yield curve that reduce our margins and yields, the fair value of financial instruments or our level of loan originations or prepayments on loans we have made and make;
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
•
the impact of a potential government shutdown, debt ceiling impasses or fiscal uncertainty;
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
•
the compensation expense associated with equity allocated or awarded to our employees; and
•
changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

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

Goodwill

The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates it is likely impairment has occurred. Goodwill impairment is determined by comparing the fair value of a reporting unit to its carrying amount. In any given year, the Company may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is in excess of its carrying value. If it is not more likely than not that the fair value of the reporting unit is in excess of the carrying value, or if the Company elects to bypass the qualitative assessment, a quantitative impairment test is performed. In performing a quantitative test for impairment, the fair value of net assets is estimated based on analyses of the Company’s market value, discounted cash flows, and peer values. The determination of goodwill impairment is sensitive to market conditions and other key assumptions used in determining or allocating fair value. Variability in the market and changes in assumptions or subjective measurements used to estimate fair value are reasonably possible and may have a material impact on our consolidated financial statements or results of operations. Our annual goodwill impairment test is performed each year as of September 30. The Company performed its 2026 goodwill impairment qualitative assessment and determined its goodwill was not considered impaired.

Deferred Income Taxes

At September 30, 2026, our net deferred tax asset totaled $7.5 million. In accordance with ASC Topic 740 “Income Taxes,” we use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If currently available information raises doubt as to the realization of the deferred tax asset, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting deferred tax asset and liabilities. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets are subjective and are reviewed on a regular basis as regulatory, economic or business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax asset. A valuation allowance results in additional income tax expense in the period in which it is recognized, which would negatively affect income. Management believes, based upon current

BV FINANCIAL, INC. AND SUBSIDIARIES

facts, that it is more likely than not that there will be sufficient taxable income in future years to realize its federal and state deferred tax asset.

BV FINANCIAL, INC. AND SUBSIDIARIES

Comparison of Financial Condition at September 30, 2026 (unaudited) and December 31, 2025

Assets. Total assets were $878.0 million at September 30, 2026, a decrease of $34.2 million, or 3.8%, from $912.2 million at December 31, 2025. The decrease was due primarily to decreases of $22.2 million in loans, $5.7 million in cash and cash equivalents, and $3.9 million in investment securities.

Cash and Cash Equivalents. Cash and cash equivalents decreased $5.7 million, or 10.2%, to $50.0 million at September 30, 2026 from $55.7 million at December 31, 2025. The decrease in cash was primarily a result of the decrease in FHLB borrowings of $30.0 million, partially offset by increased cash due to the decrease in loans of $22.2 million and securities of $3.9 million.

Loans. Loans receivable decreased $22.2 million, or 2.9%, to $732.7 million at September 30, 2026 from $754.9 million at December 31, 2025. Real estate loans decreased $8.1 million while consumer and commercial loans decreased $14.2 million.

Allowance for Credit Losses. The allowance for credit losses – loans decreased $106,000 to $6.3 million at September 30, 2026 compared to $6.4 million at December 31, 2025. The ratio of our allowance for credit losses to total loans was 0.86% at September 30, 2026 compared to 0.85% at December 31, 2025, while the allowance for credit losses to non-performing loans was 197.11% at September 30, 2026 compared to 284.70% at December 31, 2025.

Securities. Securities available for sale decreased by $2.3 million, or 7.1%, from December 31, 2025 as paydowns and maturities were not fully replaced with new purchases. The held-to-maturity portfolio decreased $1.6 million, or 27.7% due to paydowns.

Liabilities. Total liabilities decreased $34.6 million, or 4.8%, to $693.8 million at September 30, 2026 from $728.4 million at December 31, 2025. The decrease was due primarily to the decrease in FHLB borrowings of $30.0 million.

Deposits. Total deposits decreased $2.1 million, or 0.32% to $674.0 million at September 30, 2026 from $676.1 million at December 31, 2025. Interest-bearing deposits decreased $3.2 million, or 0.6%, to $534.5 million at September 30, 2026 from $537.7 million at December 31, 2025, while noninterest bearing deposits increased $1.1 million, or 0.8%, to $139.5 million at September 30, 2026 from $138.4 million at December 31, 2025.

Stockholders’ Equity. Stockholders’ equity increased $425,000, or 0.2%, to $184.2 million at September 30, 2026 from $183.8 million at December 31, 2025 primarily due to net income of $8.0 million and stock-based compensation of $2.0 million, partially offset by stock repurchases of $9.4 million.

BV FINANCIAL, INC. AND SUBSIDIARIES

Comparison of Operating Results for the Three Months Ended September 30, 2026 and 2025

Average Balances and Yields. The following tables sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Non-accrual loans are included in the computation of average balances only. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Average balances exclude loans held for sale, if applicable. Net deferred loan origination fees totaled $2.2 million and $2.3 million at September 30, 2026 and 2025, respectively.

	For the Three Months Ended September 30,
	2026			2025
(dollars in thousands)	Average Outstanding Balance	Interest	Average Yield/Rate(1)	Average Outstanding Balance	Interest	Average Yield/Rate(1)
	(Unaudited)
Interest-earning assets:
Loans	$717,546	$11,163	6.17%	$743,119	$11,519	6.15%
Securities available-for-sale	31,476	292	3.68%	35,107	329	3.72%
Securities held-to-maturity	5,428	40	2.92%	6,465	46	2.82%
Cash, cash equivalents and other interest-earning assets	53,132	468	3.52%	57,784	633	4.38%
Total interest-earning assets	807,582	11,963	5.88%	842,475	12,527	5.90%
Noninterest-earning assets	65,533			63,948
Total assets	$873,115			$906,423

Interest-bearing liabilities:
Interest-bearing demand deposits	$66,753	133	0.79%	$75,302	151	0.80%
Savings deposits	109,602	146	0.53%	117,422	136	0.46%
Money market deposits	131,640	771	2.32%	128,265	787	2.43%
Certificates of deposit	226,950	1,835	3.21%	205,022	1,638	3.17%
Total interest-bearing deposits	534,945	2,885	2.14%	526,011	2,712	2.05%
Federal Home Loan Bank advances	54	1	4.18%	—	—	—
Subordinated debentures	—	—	—	34,983	465	5.27%
Total borrowings	54	1	4.18%	34,983	465	5.27%
Total interest-bearing liabilities	534,999	2,886	2.14%	560,994	3,177	2.25%
Noninterest-bearing demand deposits	138,658			137,179
Other noninterest-bearing liabilities	16,140			16,191
Total liabilities	689,797			714,364
Equity	183,318			192,059
Total liabilities and equity	$873,115			$906,423
Net interest income		$9,077			$9,350
Net interest rate spread(2)			3.74%			3.65%
Net interest-earning assets(3)	$272,583			$281,481
Net interest margin(4)			4.46%			4.40%
Average interest-earning assets to interest-bearing liabilities	150.95%			150.18%

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

BV FINANCIAL, INC. AND SUBSIDIARIES

The following table sets forth the effects of changing rates and volumes on our net interest income for the three months ended September 30, 2026 and 2025. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by current rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated proportionately based on the changes due to rate and volume.

	For the three months ended September 30, 2026
	Interest Income Increase (Decrease) Due to
	(In thousands)
	Volume	Rate	Total
Interest income:
Loans receivable	$(398)	$42	$(356)

Investment securities AFS	(34)	(3)	(37)
Investment securities HTM	(8)	2	(6)
Total Investment securities	(42)	(1)	(43)

Equity Investments	—	—	—
Short-term investments and other
interest-earning assets	(41)	(124)	(165)
Total interest-earning assets	$(481)	$(83)	$(564)

Interest expense:
Deposits	$48	$125	$173

FHLB Borrowings	1	—	1
Subordinated Debentures	(465)	—	(465)
Total Borrowings	(464)	—	(464)
Total interest-bearing liabilities	(416)	125	(291)

Change in net interest income	$(65)	$(208)	$(273)

BV FINANCIAL, INC. AND SUBSIDIARIES

	For the nine months ended September 30,
	2026			2025
(dollars in thousands)	Average Outstanding Balance	Interest	Average Yield/Rate(1)	Average Outstanding Balance	Interest	Average Yield/Rate(1)
	(Unaudited)
Interest-earning assets:
Loans	$726,162	$33,471	6.16%	$745,001	$33,594	6.03%
Securities available-for-sale	32,534	863	3.55%	35,580	1,003	3.77%
Securities held-to-maturity	6,944	130	2.50%	6,801	139	2.73%
Cash, cash equivalents and other interest-earning assets	63,889	1,786	3.76%	57,988	1,938	4.49%
Total interest-earning assets	829,529	36,250	5.84%	845,370	36,674	5.80%
Noninterest-earning assets	65,506			64,424
Total assets	$895,035			$909,794

Interest-bearing liabilities:
Interest-bearing demand deposits	$70,845	454	0.86%	$77,365	482	0.83%
Savings deposits	113,560	439	0.52%	120,136	342	0.38%
Money market deposits	128,833	2,200	2.28%	126,316	2,318	2.45%
Certificates of deposit	222,525	5,215	3.13%	199,332	4,793	3.21%
Total interest-bearing deposits	535,763	8,308	2.07%	523,149	7,935	2.03%
Federal Home Loan Bank advances	19,029	216	1.52%	5,604	194	4.63%
Subordinated debentures	—	—	—	34,944	1,396	5.34%
Total borrowings	19,029	216	1.52%	40,548	1,590	5.24%
Total interest-bearing liabilities	554,792	8,524	2.05%	563,697	9,525	2.26%
Noninterest-bearing demand deposits	139,439			134,686
Other noninterest-bearing liabilities	17,608			16,027
Total liabilities	711,839			714,410
Equity	183,196			195,384
Total liabilities and equity	$895,035			$909,794
Net interest income		$27,726			$27,149
Net interest rate spread(2)			3.79%			3.54%
Net interest-earning assets(3)	$274,737			$281,673
Net interest margin(4)			4.47%			4.29%
Average interest-earning assets to interest-bearing liabilities	149.52%			149.97%

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

BV FINANCIAL, INC. AND SUBSIDIARIES

The following table sets forth the effects of changing rates and volumes on our net interest income for the nine months ended September 30, 2026 and 2025. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by current rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated proportionately based on the changes due to rate and volume.

	For the nine months ended September 30, 2026
	Interest Income Increase (Decrease) Due to
	(In thousands)
	Volume	Rate	Total
Interest income:
Loans receivable	$(868)	$745	$(123)

Investment securities AFS	(81)	(59)	(140)
Investment securities HTM	3	(12)	(9)
Total Investment securities	(78)	(71)	(149)

Equity Investments	—	(3)	(3)
Short-term investments and other
interest-earning assets	166	(315)	(149)
Total interest-earning assets	$(780)	$356	$(424)

Interest expense:
Deposits	$196	$177	$373

FHLB Borrowings	152	(130)	22
Subordinated Debentures	(1,396)	—	(1,396)
Total Borrowings	(1,244)	(130)	(1,374)
Total interest-bearing liabilities	(1,048)	47	(1,001)

Change in net interest income	$268	$309	$577

Net Income. Net income was $3.4 million, or $0.42 per diluted share, for the three months ended September 30, 2026 compared to $3.7 million, or $0.41 per diluted share, for the three months ended September 30, 2025. Net income was $8.0 million or $0.97 per diluted share, for the nine months ended September 30, 2026 compared to $8.7 million, or $0.88 per diluted share, for the nine months ended September 30, 2025. The decrease in income for the nine months ended September 30, 2026 was primarily due to the $2.2 million first quarter executive transition expense and the related tax impact as well as changes in the provision for credit losses. The decrease in net income in the three months ended September 30, 2026 is primarily due to the $1.0 million credit to the ACL in September 2025 compared to the $0.2 million provision expense in September 2026.

Interest Income. Interest income decreased $564,000, or 4.5%, to $12.0 million for the three months ended September 30, 2026 from $12.5 million for the three months ended September 30, 2025. The decrease was due primarily to a decrease in interest income on loans as well as in cash and cash equivalents. Interest income on loans decreased $356,000, or 3.1%, to $11.2 million for the three months ended September 30, 2026 from $11.5 million for the three months ended September 30, 2025 due primarily to a decrease in the average balance of $25.6 million. The weighted average yield on loans increased two basis points to 6.17% for the three months ended September 30, 2026 compared to 6.15% for the three months ended September 30, 2025, as variable rate loans reset to higher interest rates and the rates on new loans exceeded the rates on paid off loans due to the higher interest rate environment. Interest income on cash and cash equivalents decreased $165,000 to $468,000 for the three months ended September 30, 2026 from $633,000 for the three months ended September 30, 2025 primarily due to a decrease in the yield of 86 basis points from 4.38% for the three months ended September 30, 2025 to 3.52% for the three months ended September 30, 2026.

Interest income decreased $424,000 or 1.2%, to $36.3 million for the nine months ended September 30, 2026 from $36.7 million for the nine months ended September 30, 2025. The decrease was due to decreases in interest income on loans, investment securities, and cash and cash equivalents. Interest income on loans decreased $123,000, or 0.4%, to $33.5 million for the nine months ended September 30, 2026 from $33.6 million for the nine months ended September 30, 2025 due primarily to a decrease in the average balances, partially offset by an increase in the yield. The weighted average yield on loans increased 13 basis points to 6.16% for the nine months ended September 30, 2026 compared to 6.03% for the nine months ended September 30, 2025, as

BV FINANCIAL, INC. AND SUBSIDIARIES

variable rate loans reset to higher interest rates and the rates on new loans exceeded the rates on paid off loans due to the higher interest rate environment.

Interest Expense. Interest expense decreased $291,000 or 9.2% to $2.9 million for the three months ended September 30, 2026 from $3.2 million for the three months ended September 30, 2025. The decrease in interest expense was primarily due to the pay-off of the subordinated debentures in December 2025, offset by an increase in the cost and average balance of deposits..

Interest expense decreased $1.0 million or 10.5% to $8.5 million for the nine months ended September 30, 2026 from $9.5 million at September 30, 2025. The decrease was primarily due to the pay-off of the subordinated debentures in December 2025 and the pay-off of the FHLB advances in June 2026, partially offset by an increase in deposit expenses due primarily to higher cost and average balances.

Net Interest Income. Net interest income was $9.1 million for the three months ended September 30, 2026 compared to $9.4 million for the three months ended September 30, 2025. The net interest margin for the three months ended September 30, 2026 was 4.46% compared to 4.40% for the three months ended September 30, 2025. The decrease in net interest income was primarily due to the lower average balance of loans outstanding in the period, the decrease in the yield on cash and cash equivalents and the increased cost of deposits.

Net interest income was $27.7 million for the nine months ended September 30, 2026, compared to $27.1 million in the nine months ended September 30, 2025. The net interest margin for the nine months ended September 30, 2026 was 4.47% compared to 4.29% for the nine months ended September 30, 2025. The increase in net interest income was primarily due to the lower borrowing costs in the period due to the pay-off of FHLB borrowings in 2026 and the pay-off of the subordinated debentures in December 2025.

Provision for Credit Losses. The Company recorded a provision for credit losses of $213,000 for the three months ended September 30, 2026 compared to a recovery of credit losses of $1.0 million for the three months ended September 30, 2025. Our allowance for credit losses - loans was $6.3 million at September 30, 2026 and $6.4 million at December 31, 2025. The ratio of our allowance for credit losses - loans to total loans was 0.86% at September 30, 2026 compared to 0.85% at December 31, 2025, while the allowance for credit losses - loans to non-performing loans was 197.1% at September 30, 2026 compared to 284.7% at December 31, 2025.

Noninterest Income. For the three months ended September 30, 2026 and 2025, noninterest income totaled $681,000 and $684,000, respectively.

For the nine months ended September 30, 2026, noninterest income totaled $1.7 million compared to $1.9 million for the nine months ended September 30, 2025. The decrease is due to lower miscellaneous loan and deposit fees and the write-down of a former branch location.

Noninterest Expense. For the three months ended September 30, 2026, noninterest expense totaled $5.1 million compared to $5.9 million in the three months ended September 30, 2025. Decreases in compensation and benefits of $652,000 due to lower staffing and lower expenses of the 2024 Equity Plan as well as a decrease in other expense of $106,000, primarily due to lower fraud losses, were the primary drivers of the overall decrease.

For the nine months ended September 30, 2026, noninterest expense totaled $18.1 million as compared to $17.8 million for the nine months ended September 30, 2025. Compensation and benefits expense increased $98,000 due to the $2.2 million cost of the executive transition in the first quarter mostly offset by lower staffing levels and lower costs of the 2024 Equity Plan. Data processing expenses increased $81,000 due to the cost of new product implementation.

Income Tax Expense. For the three months ended September 30, 2026, income tax expense was $1.1 million for an effective tax rate of 23.5%. For the three months ended September 30, 2025, income tax expense was $1.4 million for an effective tax rate of 27.9%.

For the nine months ended September 30, 2026, income tax expense was $3.3 million for an effective tax rate of 29.1%. For the nine months ended September 30, 2025, income tax expense was $3.1 million for an effective tax rate of 26.4%. The increase in the effective tax rate was primarily attributable to the non-deductible portion of the executive transition payment.

BV FINANCIAL, INC. AND SUBSIDIARIES

Asset Quality. Non-performing assets at September 30, 2026 totaled $3.2 million, all nonperforming loans, compared to $2.3 million at December 31, 2025, also all nonperforming loans. At September 30, 2026, the allowance for credit losses on loans was $6.3 million, which represented 0.86% of total loans and 197.1% of non-performing loans compared to $6.4 million at December 31, 2025, which represented 0.85% of total loans and 284.7% of non-performing loans.

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities and proceeds from maturities of securities. We also have the ability to borrow from the FHLB. At September 30, 2026, we had a $165.7 million secured line of credit with $131.7 million remaining available after the $5.0 million borrowing outstanding and $29.0 million in outstanding lines of credit that are used to secure the deposits of local government entities. The Company also has a $20.0 million short-term unsecured facility from a correspondent bank.

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

We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained. However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances, brokered deposits or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense. At September 30, 2026, we had $51.0 million in brokered deposits compared to $50.3 million in brokered deposits at September 30, 2025. In addition, we had $57.1 million of municipal deposits at September 30, 2026, which represented 8.5% of total deposits. The Bank's uninsured deposits totaled $143.9 million, or 21.3% of total deposits, of which $52.4 million were secured using the market value of pledged collateral or letters of credit issued by FHLB, and an additional $1.8 million were deposits of the Company at the Bank.

Capital Resources. At September 30, 2026, the Bank exceeded all of its regulatory capital requirements and was categorized as well capitalized. Management is not aware of any conditions or events since the most recent notification that would change our category.

BV FINANCIAL, INC. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Company is a smaller reporting company.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) as of September 30, 2026. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective.

During the quarter ended September 30, 2026, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table provides information on repurchases by the Company of its common stock under the Company’s Board approved program during the quarter ended September 30, 2026.

Period	Total Number of Shares Retired	Average Price Paid Per Share	Total Number of Shares Reitred of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Retired Under the Plans or Programs
July 1 - 31, 2026	49,641	21.09	49,641	694,106
August 1 - 31, 2026	26,791	21.35	26,791	667,315
September 1 - 30, 2026	54,680	21.14	54,680	612,635
Total	131,112	$21.16	131,112

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

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

101

The following materials for the quarter ended September 30, 2026, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

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

BV FINANCIAL, INC.

Date: November 13, 2026	/s/ Timothy L. Prindle
Timothy L. Prindle President and Chief Executive Officer
Date: November 13, 2026	/s/ Michael J. Dee
Michael J. Dee
Executive Vice President and Chief Financial Officer